Form 10-Q
period 2018-03-31
Gordon Pointe Acquisition Corp.
filed 2018-05-14
CIK 1708176

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-38363

GORDON POINTE ACQUISITION CORP.

(Exact name of Registrant as Specified in Its Charter)

Delaware	82-1270173
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

780 Fifth Avenue South, Naples, FL 34102
(Address of principal executive offices and Zip Code)

(412) 960-4687
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 11, 2018, there were 12,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 3,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORDON POINTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GORDON POINTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$466,060	$3,193
Prepaid expenses	83,692	—
Total Current Assets	549,752	3,193

Deferred offering costs	—	331,623
Marketable securities held in Trust Account	126,525,276	—
Total Assets	$127,075,028	$334,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$124,193	$2,294
Income taxes payable	9,531	—
Accrued offering costs	—	254,731
Advances from related party	88,095	55,207
Total Current Liabilities	221,819	312,232

Deferred underwriting fees	4,375,000	—
Deferred legal fee payable	72,500	—
Total Liabilities	4,669,319	312,232

Commitments

Common stock subject to possible redemption, 11,603,176 and -0- shares at redemption value as of March 31, 2018 and December 31, 2017, respectively	117,405,703	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 authorized; -0- issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 40,000,000 shares authorized; 896,824 and -0- issued and outstanding (excluding 11,603,176 and -0- shares subjection to possible redemption) as of March 31, 2018 and December 31, 2017, respectively	89	—
Class F Common stock, $0.0001 par value; 5,000,000 shares authorized; 3,125,000 and 3,593,750 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	313	359
Additional paid-in capital	4,966,164	24,641
Retained earnings/(accumulated deficit)	33,440	(2,416)
Total Stockholders’ Equity	5,000,006	22,584
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,075,028	$334,816

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2018

Operating costs	$229,889
Loss from operations	(229,889)

Other income (expense):
Interest income	292,038
Unrealized loss on marketable securities held in Trust Account	(16,762)
Other income, net	275,276

Income before provision for income taxes	45,387
Provision for income taxes	(9,531)
Net income	$35,856

Weighted average shares outstanding, basic and diluted (1)	3,711,062

Basic and diluted net loss per common share (2)	$(0.05)

(1)	Excludes an aggregate of up to 11,603,176 shares subject to possible redemption at March 31, 2018.
(2)	Excludes income of $213,632 attributable to shares subject to possible redemption.

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2018
Cash Flows from Operating Activities:
Net income	$35,856
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(292,038)
Unrealized loss on marketable securities held in Trust Account	16,762
Changes in operating assets and liabilities:
Prepaid expenses	(83,692)
Accounts payable and accrued expenses	121,899
Income taxes payable	9,531
Net cash used in operating activities	(191,682)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(126,250,000)
Net cash used in investing activities	(126,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	122,500,000
Proceeds from sale of Private Placement Warrants	4,900,000
Advances from related party	88,095
Repayment of advances from related party	(55,207)
Payment of offering costs	(528,339)
Net cash provided by financing activities	126,904,549

Net Change in Cash	462,867
Cash – Beginning	3,193
Cash – Ending	$466,060

Non-Cash Investing and Financing activities:
Initial classification of common stock subject to possible redemption	$117,371,161
Change in value of common stock subject to possible redemption	$34,542
Deferred underwriting fees	$4,375,000
Deferred legal fee payable	$72,500

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

At March 31, 2018, the Company had not yet commenced operations. All activity through March 31, 2018 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on January 24, 2018. On January 30, 2018 the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $125,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,900,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to Gordon Pointe Management, LLC (the “Sponsor”), generating gross proceeds of $4,900,000, which is described in Note 4.

 Following the closing of the Initial Public Offering on January 30, 2018, an amount of $126,250,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs amounted to $7,552,731, consisting of $2,500,000 of underwriting fees, $4,375,000 of deferred underwriting fees (see Note 6) and $677,731 of other costs. Approximately $1.1 million was originally deposited into the cash held outside of the Trust immediately after the IPO. Following the payment of certain transaction expenses, the Company had approximately $470,000 of cash held outside of the trust account and available for working capital purposes as of March 31, 2018.

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

March 31, 2018

(Unaudited)

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

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 as filed with the SEC on March 30, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 and December 31, 2017.

Marketable Securities held in Trust Account

At March 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017 the U.S.  Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock subject to forfeiture. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 17,400,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

Three Months Ended March 31,
2018
Net income	$35,856
Less: Income attributable to common stock subject to redemption	(213,632)
Adjusted net loss	$(177,776)

Weighted average shares outstanding, basic and diluted	3,711,062

Basic and diluted net loss per common share	$(0.05)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 12, 2017, the Company issued an aggregate of 3,593,750 shares of Class F common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 7. The 3,593,750 Founder Shares included an aggregate of up to 468,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters’ election to exercise their over-allotment option expired unexercised on March 12, 2018 and, as a result, 468,750 Founder Shares were forfeited, resulting in 3,125,000 Founder Shares outstanding as of March 31, 2018.

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

Related Party Advances

Through March 31, 2018, the Sponsor advanced an aggregate of $143,302 for costs associated with the Initial Public Offering. The advances are non-interest bearing, unsecured and due on demand. As of March 31, 2018 and December 31, 2017, there were $88,095 and $55,207 of outstanding advances from related party, respectively.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 30, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended March 31, 2018, the Company incurred $20,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

Deferred Legal Fee

On January 30, 2018, in connection with the closing of the Initial Public Offering, the Company became obligated to pay its attorneys a deferred legal fee of $72,500 upon consummation of a Business Combination. Accordingly, the Company recorded $72,500 as deferred legal payable in the accompanying condensed balance sheet at March 31, 2018.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 896,824 and -0- shares of common stock issued and outstanding, (excluding 11,603,176 and -0- shares of common stock subject to possible redemption), respectively.

Class F Common Stock — The Company is authorized to issue 5,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 3,125,000 and 3,593,750 shares of common stock issued and outstanding, of which -0- and 468,750 shares were subject to forfeiture, respectively.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at and March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$126,525,276	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Gordon Pointe Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary note regarding forward-looking statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on April 12, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We completed our Initial Public Offering on January 30, 2018. Under the terms of our Initial Public Offering, we will have until July 30, 2019 to complete a Business Combination.

Since the date of the Initial Public Offering, we have started to contact businesses, intermediaries and other third parties to evaluate a number of targets that may be candidates for a possible Business Combination. Although we will continue to review a number of opportunities to enter into a Business Combination, we are not able to determine at this time whether we will complete a Business Combination within the allotted 18-month timeframe. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

Our entire activity from inception up to January 30, 2018 was in preparation for our Initial Public Offering. Since our Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2018, we had net income of $35,856, which consists of interest income on marketable securities held in the Trust Account of $292,038, offset by operating costs of $229,889, an unrealized loss on marketable securities held in our Trust Account of $16,762, and a provision for income taxes of $9,531.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through receipt of $25,000 from the sale of Founder Shares to our sponsor, Gordon Pointe Management, LLC (“Sponsor”), and from advances from our Sponsor.

Through March 31, 2018, the Sponsor advanced an aggregate of $143,302 for costs associated with the Initial Public Offering. The advances are non-interest bearing, unsecured and due on demand. As of March 31, 2018, there were $88,095 of outstanding advances from related parties.

On January 30, 2018, we consummated the Initial Public Offering of 12,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $125,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,900,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $4,900,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $126,250,000 was placed in a Trust Account and, following the payment of certain transaction expenses, we had approximately $470,000 of cash held outside of the trust account and available for working capital purposes.

As of March 31, 2018, we had marketable securities held in the Trust Account of $126,525,276 (including approximately $275,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through March 31, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

For the three months ended March 31, 2018, cash used in operating activities was $191,682, consisting primarily of interest earned on marketable securities held in the Trust Account of $292,038, offset by net income of $35,856 and an unrealized loss on marketable securities held in our Trust Account of $16,762. Changes in operating assets and liabilities provided $47,738 of cash from operating activities.

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

As of March 31, 2018, we had cash of $466,060 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

During the quarter ended March 31, 2018, we agreed to pay each of our independent directors an annual retainer of $20,000 (pro-rated for interim periods of service) for their service as members of our Board, for which, in addition to general matters of corporate governance and oversight, we expect our Board members to assist us in the identification and evaluation of industries and particular businesses that are, in the reasonable judgment of the Board, suitable acquisition targets for us, as well as assisting us in the review and analysis of alternative Business Combinations. In addition, we have agreed to pay each independent director a telephonic meeting fee of $1,000 or in-person meeting fee of $1,500 for each meeting attended by such independent director. We have also agreed to pay the Chairperson of the Audit Committee an annual retainer of $7,500 and the Chairperson of the Compensation Committee an annual retainer of $5,000. All such fees will be deferred and become payable on the consummation of a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Following the consummation of our Initial Public Offering, we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter of 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 30, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed on March 30, 2018 with the SEC, however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In conjunction with the closing of our Initial Public Offering, we completed the private sale of an aggregate of 4,900,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds, before expenses, of $4,900,000. The Private Placement Warrants are substantially similar to the Warrants underlying the Units issued in our Initial Public Offering, except that the Private Placement Warrants may be net cash settled and are not redeemable so long as they are held by our Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

The sales of the above securities by the Company were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. We did not pay any underwriting discounts or commissions in connection with the sale of the Private Placement Warrants.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, a total of $126,250,000 was placed in the Trust Account.

We paid a total of $2,500,000 in underwriting discounts and commissions and $677,731 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $4,375,000 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of the Business Combination.

For a description of the use of proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GORDON POINTE ACQUISITION CORP.

Date: May 14, 2018	/s/ James J. Dolan
James J. Dolan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2018	/s/ Douglas L. Hein
Douglas L. Hein
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

