Form 10-Q
period 2018-06-30
Gordon Pointe Acquisition Corp.
filed 2018-07-27
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of July 26, 2018, there were 12,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 3,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORDON POINTE ACQUISITION CORP.

FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GORDON POINTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$216,557	$3,193
Prepaid expenses	87,833	—
Total Current Assets	304,390	3,193

Deferred offering costs	—	331,623
Marketable securities held in Trust Account	127,075,822	—
Total Assets	$127,380,212	$334,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$153,226	$2,294
Income taxes payable	86,023	—
Accrued offering costs	—	254,731
Advances from related party	—	55,207
Total Current Liabilities	239,249	312,232

Deferred underwriting fees	4,375,000	—
Deferred legal fee payable	72,500	—
Total Liabilities	4,686,749	312,232

Commitments

Common stock subject to possible redemption, 11,591,450 and -0- shares at redemption value as of June 30, 2018 and December 31, 2017, respectively	117,693,462	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 authorized; -0- issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 40,000,000 shares authorized; 908,550 and -0- issued and outstanding (excluding 11,591,450 and -0- shares subjection to possible redemption) as of June 30, 2018 and December 31, 2017, respectively	90	—
Class F Common stock, $0.0001 par value; 5,000,000 shares authorized; 3,125,000 and 3,593,750 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	313	359
Additional paid-in capital	4,678,404	24,641
Retained earnings/(accumulated deficit)	321,194	(2,416)
Total Stockholders’ Equity	5,000,001	22,584
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,380,212	$334,816

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	For the Period from April 12, 2017 (inception) through June 30, 2017

Operating costs	$186,300	$416,189	$1,002
Loss from operations	(186,300)	(416,189)	(1,002)

Other income:
Interest income	513,904	805,942	—
Unrealized gain on marketable securities held in Trust Account	36,642	19,880	—
Other income	550,546	825,822	—

Income (loss) before provision for income taxes	364,246	409,633	(1,002)
Provision for income taxes	(76,492)	(86,023)	—
Net income (loss)	$287,754	$323,610	$(1,002)

Weighted average shares outstanding, basic and diluted (1)	4,021,824	3,867,301	3,125,000

Basic and diluted net loss per common share (2)	$(0.02)	$(0.08)	$(0.00)

(1)	Excludes an aggregate of up to 11,591,450 shares subject to possible redemption at June 30, 2018 and an aggregate of 468,750 shares that were subject to forfeiture at June 30, 2017.
(2)	Excludes income attributable to shares subject to possible redemption of $364,543 and $619,806 for the three and six months ended June 30, 2018, respectively.

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2018	For the Period from April 12, 2017 (inception) through June 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$323,610	$(1,002)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(805,942)	—
Unrealized gain on marketable securities held in Trust Account	(19,880)	—
Changes in operating assets and liabilities:
Prepaid expenses	(87,833)	—
Accounts payable and accrued expenses	150,932	978
Income taxes payable	86,023	—
Net cash used in operating activities	(353,090)	(24)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(126,250,000)	—
Net cash used in investing activities	(126,250,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor		25,000
Proceeds from sale of Units, net of underwriting discounts paid	122,500,000	—
Proceeds from sale of Private Placement Warrants	4,900,000	—
Advances from related party	88,095	15,521
Repayment of advances from related party	(143,302)	—
Payment of offering costs	(528,339)	(37,583)
Net cash provided by financing activities	126,816,454	2,938

Net Change in Cash	213,364	2,914
Cash – Beginning	3,193	—
Cash – Ending	$216,557	$2,914

Non-Cash Investing and Financing activities:
Initial classification of common stock subject to possible redemption	$117,371,161	$—
Change in value of common stock subject to possible redemption	$322,301	$—
Deferred underwriting fees	$4,375,000	$—
Deferred legal fee payable	$72,500	$—
Deferred offering costs included in accrued offering costs	$—	$131,936

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

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

All activity through June 30, 2018 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Following the closing of the Initial Public Offering on January 30, 2018, an amount of $126,250,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

Transaction costs amounted to $7,552,731, consisting of $2,500,000 of underwriting fees, $4,375,000 of deferred underwriting fees (see Note 6) and $677,731 of other costs. Approximately $1,100,000 was deposited into the cash held outside of the Trust Account after the Initial Public Offering. Following the payment of certain transaction expenses, the Company had approximately $217,000 of cash held outside of the Trust Account and available for working capital purposes as of June 30, 2018.

NOTE 2. LIQUIDITY

As of June 30, 2018, the Company had $216,557 in its operating bank accounts, $127,075,822 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and working capital of $65,141. As of June 30, 2018, approximately $826,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date the Company has not withdrawn any interest from the Trust Account in order to fund working capital tax requirements.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluation prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

In July 2018, the Sponsor committed to provide an aggregate of $365,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. There are no amounts currently outstanding under the loans.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but, except as described above, are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

None of the Sponsor, stockholders, officers or directors, or third parties is under any obligation to advance funds to, or invest in, the Company, except for the $365,000 commitment discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until July 30, 2019 (the “Combination Period”) to consummate an acquisition. There is no assurance that they will be able to do so prior to July 30, 2019.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 as filed with the SEC on March 30, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017. The interim results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Weighted average shares outstanding at June 30, 2017 were reduced for the effect of an aggregate of 468,750 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. An aggregate of 11,591,450 shares of common stock subject to possible redemption at June 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 17,400,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	For the Period from April 12, 2017 (inception) through June 30, 2017
Net income (loss)	$287,754	$323,610	$(1,002)
Less: Income attributable to common stock subject to redemption	(364,543)	(619,806)	—
Adjusted net loss	$(76,789)	$(296,196)	$(1,002)

Weighted average shares outstanding, basic and diluted	4,021,824	3,867,301	3,125,000

Basic and diluted net loss per common share	$(0.02)	$(0.08)	$(0.00)

NOTE 4. INITIAL PUBLIC OFFERING

On January 30, 2018, pursuant to the Initial Public Offering, the Company sold 12,500,000 units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On April 12, 2017, the Company issued an aggregate of 3,593,750 shares of Class F common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments. The 3,593,750 Founder Shares included an aggregate of up to 468,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters’ election to exercise their over-allotment option expired unexercised on March 12, 2018 and, as a result, 468,750 Founder Shares were forfeited, resulting in 3,125,000 Founder Shares outstanding as of June 30, 2018.

Related Party Advances and Commitments

Through June 30, 2018, the Sponsor advanced an aggregate of $143,302 for costs associated with the Initial Public Offering, of which such amount was repaid during the six months ended June 30, 2018. As of June 30, 2018 and December 31, 2017, there were $0 and $55,207 of outstanding advances from related party, respectively. As described under Note 9, Subsequent Events, during July 2018, the Sponsor committed to provide loans to the Company in order to cover transaction costs in connection with a Business Combination.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 30, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and six months ended June 30, 2018, the Company incurred $30,000 and $50,000, respectively, in fees for these services, of which $10,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Director Compensation

The Company has agreed to pay each of its independent directors an annual retainer of $20,000 (pro-rated for interim periods of service) for their service as members of the Company’s Board, for which, in addition to general matters of corporate governance and oversight, the Company expects its Board members to assist the Company in the identification and evaluation of industries and particular businesses that are, in the reasonable judgment of the Board, suitable acquisition targets for the Company, as well as assisting the Company in the review and analysis of alternative Business Combinations. In addition, the Company has agreed to pay each independent director a telephonic meeting fee of $1,000 or in-person meeting fee of $1,500 for each meeting attended by such independent director. The Company has also agreed to pay the Chairperson of the Audit Committee an annual retainer of $7,500 and the Chairperson of the Compensation Committee an annual retainer of $5,000. The fees will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Underwriters Agreement

The underwriter is entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $4,375,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Deferred Legal Fee

On January 30, 2018, in connection with the closing of the Initial Public Offering, the Company became obligated to pay its attorneys a deferred legal fee of $72,500 upon consummation of a Business Combination. Accordingly, the Company recorded $72,500 as deferred legal payable in the accompanying condensed balance sheet at June 30, 2018.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 908,550 and -0- shares of common stock issued and outstanding, (excluding 11,591,450 and -0- shares of common stock subject to possible redemption), respectively.

Class F Common Stock — The Company is authorized to issue 5,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 3,125,000 and 3,593,750 shares of common stock issued and outstanding, of which -0- and 468,750 shares were subject to forfeiture, respectively.

NOTE 9. FAIR VALUE MEASUREMENTS

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

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$127,075,822	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

In July 2018, the Sponsor committed to provide an aggregate of $365,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. There are no amounts currently outstanding under the loans.

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

Results of Operations

Our entire activity from inception up to January 30, 2018 was in preparation for our Initial Public Offering. Since the consummation of our Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2018, we had net income of $287,754, which consists of interest income on marketable securities held in the Trust Account of $513,904 and an unrealized gain on marketable securities held in the Trust Account of $36,642, offset by operating costs of $186,300 and a provision for income taxes of $76,492.

For the six months ended June 30, 2018, we had net income of $323,610, which consists of interest income on marketable securities held in the Trust Account of $805,942 and an unrealized gain on marketable securities held in the Trust Account of $19,880, offset by operating costs of $416,189 and a provision for income taxes of $86,023.

For the period from April 12, 2017 (inception) through June 30, 2017, we had a net loss of $1,002, which consists of operating and formation costs.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through receipt of $25,000 from the sale of Founder Shares to our sponsor, Gordon Pointe Management, LLC (“Sponsor”), and from advances from our Sponsor.

Through June 30, 2018, the Sponsor advanced an aggregate of $143,302 for costs associated with the Initial Public Offering, of which such amount was repaid during the six months ended June 30, 2018.

On January 30, 2018, we consummated the Initial Public Offering of 12,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $125,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,900,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $4,900,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $126,250,000 was placed in a Trust Account and, following the payment of certain transaction expenses, we had approximately $217,000 of cash held outside of the Trust Account and available for working capital purposes at June 30, 2018.

As of June 30, 2018, we had marketable securities held in the Trust Account of $127,075,822 (including approximately $826,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through June 30, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

For the six months ended June 30, 2018, cash used in operating activities was $353,090. Net income of $323,610 was offset by interest earned on marketable securities held in the Trust Account of $805,942 and an unrealized gain on marketable securities held in our Trust Account of $19,880. Changes in operating assets and liabilities provided $149,122 of cash from operating activities.

For the period from April 12, 2017 (inception) through June 30, 2017, cash used in operating activities was $24. Our net loss of $1,002 was offset by changes in our operating assets and liabilities, which provided $978 of cash from operating activities.

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

As of June 30, 2018, we had cash of $216,557 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In July 2018, the Sponsor committed to provide an aggregate of $365,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. There are no amounts currently outstanding under the loans.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

None

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

GORDON POINTE ACQUISITION CORP.

Date: July 27, 2018	/s/ James J. Dolan
James J. Dolan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2018	/s/ Douglas L. Hein
Douglas L. Hein
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

