Form 10-Q
period 2018-09-30
Gordon Pointe Acquisition Corp.
filed 2018-11-06
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, there were 12,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 3,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORDON POINTE ACQUISITION CORP.

FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GORDON POINTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$148,162	$3,193
Prepaid expenses	46,173	—
Total Current Assets	194,335	3,193

Deferred offering costs	—	331,623
Marketable securities held in Trust Account	127,684,576	—
Total Assets	$127,878,911	$334,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$213,451	$2,294
Income taxes payable	178,102	—
Accrued offering costs	—	254,731
Advances from related party	—	55,207
Total Current Liabilities	391,553	312,232

Deferred underwriting fees	4,375,000	—
Deferred legal fee payable	72,500	—
Total Liabilities	4,839,053	312,232

Commitments

Common stock subject to possible redemption, 11,581,723 and -0- shares at redemption value as of September 30, 2018 and December 31, 2017, respectively	118,039,854	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 authorized; -0- issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 40,000,000 shares authorized; 918,277 and -0- issued and outstanding (excluding 11,581,723 and -0- shares subjection to possible redemption) as of September 30, 2018 and December 31, 2017, respectively	92	—
Class F Common stock, $0.0001 par value; 5,000,000 shares authorized; 3,125,000 and 3,593,750 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	313	359
Additional paid-in capital	4,332,010	24,641
Retained earnings/(accumulated deficit)	667,589	(2,416)
Total Stockholders’ Equity	5,000,004	22,584
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,878,911	$334,816

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	For the Period from April 12, 2017 (inception) through September 30, 2017

Operating costs	$170,280	$24	$586,469	$1,026
Loss from operations	(170,280)	(24)	(586,469)	(1,026)

Other income:
Interest income	628,346	—	1,434,288	—
Unrealized (loss) gain on marketable securities held in Trust Account	(19,592)	—	288	—
Other income	608,754	—	1,434,576	—

Income (loss) before provision for income taxes	438,474	(24)	848,107	(1,026)
Provision for income taxes	(92,079)	—	(178,102)	—
Net income (loss)	$346,395	$(24)	$670,005	$(1,026)

Weighted average shares outstanding, basic and diluted (1)	4,033,550	3,125,000	3,923,327	3,125,000

Basic and diluted net loss per common share (2)	$(0.02)	$(0.00)	$(0.10)	$(0.00)

(1)	Excludes an aggregate of up to 11,581,723 shares subject to possible redemption at September 30, 2018 and an aggregate of 468,750 shares that were subject to forfeiture at September 30, 2017.
(2)	Excludes income attributable to shares subject to possible redemption of $445,137 and $1,064,409 for the three and nine months ended September 30, 2018, respectively.

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2018	For the Period from April 12, 2017 (inception) through September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$670,005	$(1,026)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,434,288)	—
Unrealized gain on marketable securities held in Trust Account	(288)	—
Changes in operating assets and liabilities:
Prepaid expenses	(46,173)	—
Accounts payable and accrued expenses	211,157	978
Income taxes payable	178,102	—
Net cash used in operating activities	(421,485)	(48)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(126,250,000)	—
Net cash used in investing activities	(126,250,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor		25,000
Proceeds from sale of Units, net of underwriting discounts paid	122,500,000	—
Proceeds from sale of Private Placement Warrants	4,900,000	—
Advances from related party	88,095	15,521
Repayment of advances from related party	(143,302)	—
Payment of offering costs	(528,339)	(37,583)
Net cash provided by financing activities	126,816,454	2,938

Net Change in Cash	144,969	2,890
Cash – Beginning	3,193	—
Cash – Ending	$148,162	$2,890

Non-Cash Investing and Financing activities:
Initial classification of common stock subject to possible redemption	$117,371,161	$—
Change in value of common stock subject to possible redemption	$668,693	$—
Deferred underwriting fees	$4,375,000	$—
Deferred legal fee payable	$72,500	$—
Deferred offering costs included in accrued offering costs	$—	$209,194

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Gordon Pointe Acquisition Corp. (the “Company”), is a blank check company incorporated in Delaware on April 12, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company is focusing on businesses in the financial services technology sector or related financial services or technology sectors.

All activity through September 30, 2018 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on January 24, 2018. On January 30, 2018 the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $125,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,900,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Gordon Pointe Management, LLC (the “Sponsor”), generating gross proceeds of $4,900,000, which is described in Note 5.

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

Transaction costs amounted to $7,552,731, consisting of $2,500,000 of underwriting fees, $4,375,000 of deferred underwriting fees (see Note 7) and $677,731 of other costs. Approximately $1,100,000 was deposited into the cash held outside of the Trust Account after the Initial Public Offering. Following the payment of certain transaction expenses, the Company had $148,162 of cash held outside of the Trust Account and available for working capital purposes as of September 30, 2018.

NOTE 2. LIQUIDITY

As of September 30, 2018, the Company had $148,162 in its operating bank accounts, $127,684,576 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $197,218. As of September 30, 2018, approximately $1,435,000 of the amount on deposit in the Trust Account represented interest income and unrealized gains, which is available to pay the Company’s tax obligations. To date the Company has not withdrawn any interest from the Trust Account in order to fund its tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

The Sponsor has committed to provide an aggregate of $365,000 in loans to the Company to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Through September 30, 2018, there have been no borrowings pursuant to the Sponsor commitment.

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except for the $365,000 commitment discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until July 30, 2019 (the “Combination Period”) to consummate a Business Combination. There is no assurance that they will be able to do so prior to July 30, 2019.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 as filed with the SEC on March 30, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017. The interim results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Weighted average shares outstanding at September 30, 2017 were reduced for the effect of an aggregate of 468,750 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. An aggregate of 11,581,723 shares of common stock subject to possible redemption at September 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 17,400,000 shares of Class A common stock in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	For the Period from April 12, 2017 (inception) through September 30, 2017
Net income (loss)	$346,395	$(24)	$670,005	$(1,026)
Less: Income attributable to common stock subject to redemption	(445,137)	—	(1,064,409)	—
Adjusted net income (loss)	$(98,742)	$(24)	$(394,404)	$(1,026)

Weighted average shares outstanding, basic and diluted	4,033,550	3,125,000	3,923,327	3,125,000

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.10)	$(0.00)

Recently Issued Accounting Standards

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed financial statements. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On April 12, 2017, the Company issued an aggregate of 3,593,750 shares of Class F common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments. The 3,593,750 Founder Shares included an aggregate of up to 468,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters’ election to exercise their over-allotment option expired unexercised on March 12, 2018 and, as a result, 468,750 Founder Shares were forfeited, resulting in 3,125,000 Founder Shares outstanding as of September 30, 2018.

Related Party Advances and Commitments

Through September 30, 2018, the Sponsor advanced an aggregate of $143,302 for costs associated with the Initial Public Offering, of which such amount was repaid during the nine months ended September 30, 2018. As of September 30, 2018 and December 31, 2017, there were $0 and $55,207 of outstanding advances from related party, respectively.

The Sponsor has committed to provide an aggregate of $365,000 in loans to the Company to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. There are no amounts currently outstanding under the loans.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 30, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and nine months ended September 30, 2018, the Company incurred $30,000 and $80,000, respectively, in fees for these services, of which $30,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

NOTE 7. COMMITMENTS

Director Compensation

The Company has agreed to pay each of its independent directors an annual retainer of $20,000 (pro-rated for interim periods of service) for their service as members of the Company’s Board, for which, in addition to general matters of corporate governance and oversight, the Company expects its Board members to assist the Company in the identification and evaluation of industries and particular businesses that are, in the reasonable judgment of the Board, suitable acquisition targets for the Company, as well as assisting the Company in the review and analysis of alternative Business Combinations. In addition, the Company has agreed to pay each independent director a telephonic meeting fee of $1,000 or in-person meeting fee of $1,500 for each meeting attended by such independent director. The Company has also agreed to pay the Chairperson of the Audit Committee an annual retainer of $7,500 and the Chairperson of the Compensation Committee an annual retainer of $5,000. The fees will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees, therefore, these amounts are not accrued in the accompanying condensed financial statements.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Underwriters Agreement

The underwriters are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $4,375,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Deferred Legal Fee

On January 30, 2018, in connection with the closing of the Initial Public Offering, the Company became obligated to pay its attorneys a deferred legal fee of $72,500 upon consummation of a Business Combination. Accordingly, the Company recorded $72,500 as deferred legal payable in the accompanying condensed balance sheet at September 30, 2018.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 918,277 and -0- shares of common stock issued and outstanding, (excluding 11,581,723 and -0- shares of common stock subject to possible redemption), respectively.

Class F Common Stock — The Company is authorized to issue 5,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 3,125,000 and 3,593,750 shares of common stock issued and outstanding, of which -0- and 468,750 shares were subject to forfeiture, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$127,684,576	$—

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

For the three months ended September 30, 2018, we had net income of $346,395, which consists of interest income on marketable securities held in the Trust Account of $628,346, offset by operating costs of $170,280, an unrealized loss on marketable securities held in the Trust Account of $19,592 and a provision for income taxes of $92,079.

For the nine months ended September 30, 2018, we had net income of $670,005, which consists of interest income on marketable securities held in the Trust Account of $1,434,288 and an unrealized gain on marketable securities held in the Trust Account of $288, offset by operating costs of $586,469 and a provision for income taxes of $178,102.

For the three months ended September 30, 2017 and for the period from April 12, 2017 (inception) through September 30, 2017, we had a net loss of $24 and $1,026, respectively, which consists of operating and formation costs.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through receipt of $25,000 from the sale of Founder Shares to our sponsor, Gordon Pointe Management, LLC (“Sponsor”), and from advances from our Sponsor.

Through September 30, 2018, the Sponsor advanced an aggregate of $143,302 for costs associated with the Initial Public Offering, of which such amount was repaid during the nine months ended September 30, 2018.

On January 30, 2018, we consummated the Initial Public Offering of 12,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $125,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,900,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $4,900,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $126,250,000 was placed in a Trust Account and, following the payment of certain transaction expenses, we had approximately $148,000 of cash held outside of the Trust Account and available for working capital purposes at September 30, 2018.

As of September 30, 2018, we had marketable securities held in the Trust Account of $127,684,576 (including approximately $1,435,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through September 30, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

For the nine months ended September 30, 2018, cash used in operating activities was $421,485. Net income of $670,005 was offset by interest earned on marketable securities held in the Trust Account of $1,434,288 and an unrealized gain on marketable securities held in our Trust Account of $288. Changes in operating assets and liabilities provided $343,086 of cash from operating activities.

For the period from April 12, 2017 (inception) through September 30, 2017, cash used in operating activities was $48. Our net loss of $1,026 was offset by changes in our operating assets and liabilities, which provided $978 of cash from operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2018, we had cash of $148,162 held outside the Trust Account. We are using the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In July 2018, the Sponsor committed to provide an aggregate of $365,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Through September 30, 2018, there have been no borrowings pursuant to the Sponsor commitment.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed financial statements. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

GORDON POINTE ACQUISITION CORP.

Date: November 6, 2018	/s/ James J. Dolan
James J. Dolan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	/s/ Douglas L. Hein
Douglas L. Hein
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)