Form 10-K
period 2018-12-31
Gordon Pointe Acquisition Corp.
filed 2019-03-18
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $121,500,000.

As of March 15, 2019, there were 12,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 3,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

GORDON POINTE ACQUISITION CORP.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Gordon Pointe Acquisition Corp., a blank check company incorporated in Delaware on April 12, 2017. References to “Voyager Holdings” or “Voyager” refer to Voyager Holdings II, LLC, a Delaware limited liability company, a family office and holding company, of which our Chairman and Chief Executive Officer, James J. Dolan, serves as Chairman and CEO. References to our “Sponsor” refer to Gordon Pointe Management, LLC. References to our “Public Offering” refer to the initial public offering of Gordon Pointe Acquisition Corp. which closed on January 30, 2018 (the “IPO Closing Date”).

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

On April 12, 2017, our Sponsor purchased an aggregate of 3,593,750 shares (the “Founder Shares”) of our Class F common stock, par value $0.0001 per share (the “Class F Common Stock”), for an aggregate purchase price of $25,000 or approximately $0.007 per share. Subsequently, our Sponsor transferred an aggregate of 325,000 Founder Shares to various trusts or estate planning vehicles for certain Dolan grandchildren and other Dolan family members that are managed by Mr. Dolan’s adult children; and an additional 75,000 Founder Shares to the Company’s independent directors and Chief Financial and Chief Operating Officer (together with our Sponsor, the “Initial Stockholders”). Thereafter, on March 12, 2018, following the expiration of the underwriter’s over-allotment option, our Sponsor forfeited 468,750 Founder Shares so that the Founder Shares held by our Initial Stockholders would represent 20% of our outstanding shares of Capital Stock (as defined below) immediately following the consummation of our Public Offering.

On January 30, 2018 (the “IPO Closing Date”), we consummated our Public Offering of 12,500,000 units (the “Units”) of the Company. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Common Stock” and, together with the Class F Common Stock, the “Capital Stock”), and one warrant of the Company (“Warrant”), each Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share of Common Stock. The Units were sold at a price of $10.00 per share, generating gross proceeds to us of $125,000,000. Simultaneously with the IPO Closing Date, we completed the private sale of an aggregate of 4,900,000 warrants to our Sponsor (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, each exercisable to purchase one share of Common Stock at $11.50 per share, generating gross proceeds to us of $4,900,000. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be net cash settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On the IPO Closing Date, after payment of transaction expenses and underwriting discounts and commissions, we deposited net proceeds of $126,250,000 in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer and Trust Company acting as trustee (the “Trustee”). As of December 31, 2018, we had approximately $90,000 outside of the Trust Account, along with our Sponsor commitment of $365,000, which is intended to cover certain of the Company’s working capital expenses. If such funds are insufficient to cover our working capital expenses for the 18 months after the IPO Closing Date, we may be unable to complete our initial Business Combination absent additional funding. Funds held in the Trust Account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earliest of (i) the completion of the Business Combination; (ii) the redemption of any shares of Common Stock properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of such shares of Common Stock if we do not complete a Business Combination within 18 months after the IPO Closing Date and (iii) the redemption of 100% of the shares of Common Stock if we are unable to complete a Business Combination within 18 months after the IPO Closing Date (subject to applicable law).

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

Mr. Dolan has over 40 years of operating and investing experience in the financial services and technology industries. He is currently the Chairman and CEO of Voyager, his family office and holding company, which owns and operates a diversified group of companies in the technology, financial services, real estate, aviation and natural resources industries. Mr. Dolan also serves as the CEO and Managing Director of a number of Voyager’s portfolio companies. Mr. Dolan is also the Chairman and CEO of Ascent Data, which he formed in 2009 and which is a provider of cloud computing services to financial and legal firms. He was a senior executive and shareholder of Federated Investors, Inc. (NYSE: FII), a multi-billion dollar global asset manager, for 19 years, from 1978 through 1997, including President of Federated Services Company, where he was responsible for technology, software, marketing, fund administration, client services, custody and shareholder services for over 100 domestic and international investment companies with operations in the U.S., Ireland, Cayman Islands and Luxembourg. There he was responsible for significant business units, including Fund Administration Services, Shareholders Services, Trade Execution and Settlement Services, Retirement Plan Services, Federated Bank & Trust, a state chartered bank which acted as trustee for Federated investment vehicles and provided services to Federated clients. He was also responsible for developing and implementing innovative computer systems and trade execution and clearance systems for the financial services industry. Following Federated, Mr. Dolan formed Access Data Corp., a SaaS company providing enterprise-wide data management, analysis for the financial services industry, including a suite of comprehensive data and reporting solutions covering mutual fund and ETF assets. In 2009, he led the sale of Access Data to Broadridge Financial Solutions (NYSE:BR), a global FinTech company providing investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Mr. Dolan is currently a director and founding shareholder of TriState Capital Holdings (NASDAQ:TSC), a commercial bank in Pittsburgh, Pennsylvania with total assets of $5.9 billion, which went public in May 2013. He is also a board member of Chartwell Investment Partners, an asset management firm with $9.2 billion in assets under management and a subsidiary of TriState. Mr. Dolan is also a board member and investor at Plan Member Financial Corporation, a broker dealer providing retirement planning services to over $12 billion in assets.

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

Acquisition Criteria

We have identified the following criteria that we are using in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	Established Businesses. We are seeking to acquire one or more businesses or assets that have a history of, or potential for, strong, stable cash flow generation, with predictable and recurring revenue streams and defensible niches.

●	Middle-Market Businesses. We are seeking to acquire one or more businesses or assets with enterprise value of approximately $250 million to $500 million.

●	Strong Management Teams. We are seeking to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We are focusing on management teams with a proven record of accomplishment of driving revenue growth, enhancing profitability and creating value for their equityholders.

●	Opportunities For Add-On Acquisitions. We are seeking to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute such transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Spin-Offs/Divestitures Of Non-Core Businesses Or Assets From Larger Companies. We are targeting businesses or assets that are part of larger enterprises that have a value proposition on a stand-alone basis, where the owners seek to divest or spin-off such businesses in order to focus on core activities.

●	Defensible Business Niche. We are seeking to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability.

●	Diversified Customer And Supplier Base. We are seeking to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

●	Businesses That Will Benefit From Additional Capital For Growth And A Public Currency For Acquisitions. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

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

Members of our management team and our independent directors may directly or indirectly own Founder Shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

We are focusing on companies that have an enterprise value of $250 to $500 million, and that have strong management teams, growth potential, and that would benefit from access to capital for acquisitions and growth. Certain members of our management team are employed by certain affiliates of our sponsor. Our sponsor and its affiliates are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination.

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

Our sponsor, executive officers, and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination within 18 months after the IPO Closing Date. None of our officers or directors has been involved with any blank check companies or special purpose acquisition companies in the past.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred for marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

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

Financial Position

With $128,396,771 in net proceeds from the Public Offering and sale of the Private Placement Warrants available for a Business Combination as of December 31, 2018, assuming no redemptions and before payment of deferred underwriting fees, or other deferred costs and other amounts incurred in excess of the amount held outside of the Trust Account, including the repayment of any Sponsor loans or advances, if any (collectively, the “Deferred Amounts”), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Our Initial Stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within 18 months after the IPO Closing Date. However, if our Initial Stockholders acquire public shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Business Combination within the allotted 18-month time period.

Our Sponsor, executive officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 18 months after the IPO Closing Date, unless we provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $90,000 of proceeds held outside the Trust Account as of December 31, 2018, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

As of December 31, 2018, we had access to up to approximately $90,000 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 18 months after the IPO Closing Date may be considered a liquidation distribution under Delaware law. If we comply with certain procedures set forth in Section 280 of the DGCL intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to our stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to such stockholder, and any liability of our stockholders would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 18 months after the IPO Closing Date, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our Business Combination within 18 months after the IPO Closing Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of the amount of interest which may be withdrawn to pay taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we are not complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.

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

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our public shares if we do not complete our Business Combination within 18 months after the IPO Closing Date, if they properly tender their respective shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of such public shares if we do not complete a Business Combination within 18 months after the IPO Closing Date or if they redeem their respective shares for cash upon the completion of the Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in our Trust Account. In the event we seek stockholder approval in connection with our Business Combination, a stockholder voting in connection with the Business Combination alone will not result in such stockholder redeeming its shares for an applicable pro rata share of our Trust Account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Public Offering that will apply to us until the consummation of our Business Combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our Initial Stockholders have agreed to waive any redemption rights with respect to their Founder Shares and public shares in connection with the completion of our Business Combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our Business Combination, we shall either (1) seek stockholder approval of our Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of Capital Stock voted are voted in favor of the Business Combination;

●	if our Business Combination is not consummated within 18 months after the IPO Closing Date, then our existence will terminate and we will distribute all amounts in our Trust Account; and

●	prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from our Trust Account or (ii) vote on any Business Combination.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities, which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial Business Combination within 18 months after the IPO Closing Date. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the Founder Shares and private placement warrants will not be transferable, assignable or saleable by our initial stockholders until, for the Founder Shares, the earlier of (1) one year after the completion of our initial Business Combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial Business Combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial Business Combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance working capital and/or transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. As we are an accelerated filer, we would ordinarily be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. However, since we are an emerging growth company, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

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

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results, and we will not commence operations until completing a Business Combination. Because we lack an operating history and have no operating results, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

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

Unlike many other blank check companies in which the Initial Stockholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with our Business Combination, our Initial Stockholders have agreed, and their permitted transferees will agree, to vote their Founder Shares, as well as any public shares purchased during or after our Public Offering, in favor of our Business Combination. As a result, in addition to our initial stockholders’ Founder Shares, we would need 4,687,501 or approximately 37.5%, of the 12,500,000 public shares sold in the Public Offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our Initial Stockholders and their permitted transferees, if any, will own shares representing at least 20% of our outstanding Capital Stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Initial Stockholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination by July 30, 2019. Consequently, such a target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and redeeming the shares held by our public stockholders.

Our Sponsor, officers and directors have agreed that we must complete our initial Business Combination by July 30, 2019. We may not be able to find a suitable target business and complete our initial Business Combination within such time period absent securing an extension of such time period from our shareholders. If we have not completed our initial Business Combination within the prescribed timeframe, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 18 months after the IPO Closing Date and (iii) the redemption of our public shares if we are unable to complete our Business Combination within 18 months after the IPO Closing Date, subject to applicable law and as further described herein. In addition, if we are unable to complete our Business Combination within 18 months after the IPO Closing Date for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 18 months after the IPO Closing Date before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Common Stock which our public stockholders redeem in connection with our Business Combination, target companies will be aware that this may reduce the resources available to us for our Business Combination. This may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of the Trust Account (or less than $10.10 per share in certain circumstances where a third-party brings a claim against us that our Sponsor is unable to indemnify) and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 18 months after the IPO Closing Date, we may be unable to complete our Business Combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

As of December 31, 2018, we had approximately $90,000 available to us outside the Trust Account to fund our working capital requirements after the payment of certain transaction expenses. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 18 months after the IPO Closing Date assuming that our Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds, whether as a result of our breach or otherwise, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our Trust Account (or less than $10.10 per share in certain circumstances where a third-party brings a claim against us that our Sponsor is unable to indemnify) and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

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

Of the net proceeds from our Public Offering and the sale of the Private Placement Warrants, only approximately $90,000 is available to us outside the Trust Account, along with our Sponsor commitment of $365,000, to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares (or less than $10.10 per share in certain circumstances where a third-party brings a claim against us that or Sponsor is unable to indemnify), and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the Trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 18 months after the IPO Closing Date; or (iii) absent a Business Combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of the Trust Account (or less than $10.10 per share in certain circumstances), and our Warrants will expire worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 18 months after the IPO Closing Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our Public Offering in the event we do not complete our Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 18 months after the IPO Closing Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

While we are concentrating our efforts on identifying businesses in the financial services technology sector or related financial services or technology sectors, we may seek to complete a Business Combination with an operating company in any industry or sector. However we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. Because we have not yet executed or consummated any definitive agreements with any identified Business Combination target, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to stockholders than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s areas of expertise.

While we are concentrating our efforts on identifying businesses in the financial services technology sector or related financial services or technology sectors, we will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 40,000,000 shares of Common Stock, 5,000,000 shares of Class F Common Stock and 5,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2018, there were 10,100,000 and 1,875,000 authorized but unissued shares of Common Stock and Class F Common Stock available, respectively, for issuance, which amounts do not take into account shares reserved for issuance upon exercise of outstanding warrants or upon the conversion of the outstanding Class F Common Stock. Shares of Class F Common Stock are convertible into shares of our Common Stock at the time of our Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth in our amended and restated certificate of incorporation, including in certain circumstances in which we issue Common Stock or equity-linked securities related to our Business Combination. Shares of Class F common stock are also convertible at the option of the holder at any time. As of December 31, 2018, there were no shares of preferred stock issued and outstanding.

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

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

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

The personal and financial interests of our Sponsor, its affiliates or our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 18 month anniversary of the IPO Closing Date nears, which is the deadline for our completion of an initial Business Combination.

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

As of December 31, 2018, the net proceeds from our Public Offering and sale of our Private Placement Warrants provided us with $128,396,771 being held in the Trust Account that we may use to complete our Business Combination and pay related fees and expenses and any Deferred Amounts.

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

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months after the IPO Closing Date, unless we provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of the Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial Business Combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.10 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of our trust account, and our warrants will expire worthless.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. We are deemed to be an accelerated filer for the year ending December 31, 2018. However, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. If we effect a business combination and lose our emerging growth company status, we will be required to be compliant as of December 31, 2019. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As of March 13, 2019, there was one holder of record of our Units, one holder of record of our separately traded shares of Class A Common Stock, twenty-six holders of record of our Class F Common Stock, and three holders of record of our separately traded Warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On April 12, 2017, our Sponsor purchased 3,593,750 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. Subsequently, our Sponsor transferred 325,000 Founder Shares to various trusts or estate planning vehicles for certain Dolan grandchildren and other Dolan family members that are managed by Mr. Dolan’s adult children; and an additional aggregate of 75,000 Founder Shares to our independent directors and our Chief Financial and Chief Operating Officer. On March 12, 2018, following the expiration of the underwriter’s over-allotment option, our Sponsor forfeited 468,750 Founder Shares, so that the remaining Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of Capital Stock following the completion of our Public Offering. Our Public Offering was consummated on January 30, 2018.

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

Our Sponsor, executive officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have only 18 months after the IPO Closing Date to complete our Business Combination. If we are unable to complete our Business Combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of December 31, 2018, $126,250,000 was held in the Trust Account, and we had approximately $90,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

	December 31,
	2018	2017
Income Statement Data:
Loss from operations	$(780,534)	$(2,416)
Net income (loss)	1,081,279	(2,416)

Cash Flow Data:
Net cash used in operating activities	$(480,090)	(122)
Net cash used in investing activities	(126,250,000)	—
Net cash provided by financing activities	126,816,454	3,315

Balance Sheet Data:
Cash	$89,557	3,193
Marketable securities held in Trust Account	128,396,771	—
Total assets	128,492,855	334,816
Total liabilities	5,041,723	312,232
Common stock subject to possible redemption	118,451,128	—
Total stockholder’s equity	5,000,004	22,584

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Since the date of the Initial Public Offering, we have been contacting businesses, intermediaries and other third parties to evaluate a number of targets that may be candidates for a possible Business Combination. Although we will continue to review a number of opportunities to enter into a Business Combination, we are not able to determine at this time whether we will complete a Business Combination within the allotted 18-month timeframe. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

Our entire activity from inception up to January 30, 2018 was in preparation for our Initial Public Offering. Since the consummation of our Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2018, we had net income of $1,081,279, which consists of interest income on marketable securities held in the Trust Account of $2,132,976 and an unrealized gain on marketable securities held in the Trust Account of $13,795, offset by operating costs of $780,534 and a provision for income taxes of $284,958.

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

Through December 31, 2018, the Sponsor advanced an aggregate of $143,302 for costs associated with the Initial Public Offering, of which such amount was repaid during the year ended December 31, 2018.

On January 30, 2018, we consummated the Initial Public Offering of 12,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $125,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,900,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $4,900,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $126,250,000 was placed in a Trust Account and, following the payment of certain transaction expenses, we had approximately $90,000 of cash held outside of the Trust Account and available for working capital purposes at December 31, 2018.

As of December 31, 2018, we had marketable securities held in the Trust Account of $128,396,771 (including approximately $2,147,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through December 31, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

For the year ended December 31, 2018, cash used in operating activities was $480,090. Net income of $1,081,279 was offset by interest earned on marketable securities held in the Trust Account of $2,132,976 and an unrealized gain on marketable securities held in our Trust Account of $13,795. Changes in operating assets and liabilities provided $585,402 of cash from operating activities.

 For the period from April 12, 2017 (inception) through December 31, 2017, cash used in operating activities was $122. Our net loss of $2,416 was offset by changes in our operating assets and liabilities, which provided $2,294 of cash from operating activities.

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

As of December 31, 2018, we had cash of $89,557 held outside the Trust Account. We are using the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

 In July 2018, the Sponsor committed to provide an aggregate of $365,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Through December 31, 2018, there have been no borrowings pursuant to the Sponsor commitment.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2018 and 2017	F-3

Statements of Operations for the Year Ended December 31, 2018 and For the Period from April 12, 2017 (Inception) Through December 31, 2017	F-4

Statement of Changes In Stockholders’ Equity For the Year Ended December 31, 2018 and For the Period from April 12, 2017 (Inception) Through December 31, 2017	F-5

Statements of Cash Flows For the Year Ended December 31, 2018 and For the Period from April 12, 2017 (Inception) Through December 31, 2017	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Gordon Pointe Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gordon Pointe Acquisition Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2018 and for the period from April 12, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from April 12, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2017.

New York, NY

March 18, 2019

GORDON POINTE ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets
Cash	$89,557	$3,193
Prepaid expenses	6,527	—
Total Current Assets	96,084	3,193

Deferred offering costs	—	331,623
Marketable securities held in Trust Account	128,396,771	—
Total Assets	$128,492,855	$334,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$309,265	$2,294
Income taxes payable	284,958	—
Accrued offering costs	—	254,731
Advances from related party	—	55,207
Total Current Liabilities	594,223	312,232

Deferred underwriting fees	4,375,000	—
Deferred legal fee payable	72,500	—
Total Liabilities	5,041,723	312,232

Commitments

Common stock subject to possible redemption, 11,572,288 and -0- shares at redemption value as of December 31, 2018 and 2017, respectively	118,451,128	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 40,000,000 shares authorized; 927,712 and -0- issued and outstanding (excluding 11,572,288 and -0- shares subject to possible redemption) as of December 31, 2018 and 2017, respectively	93	—
Class F Common stock, $0.0001 par value; 5,000,000 shares authorized; 3,125,000 and 3,593,750 shares issued and outstanding as of December 31, 2018 and 2017, respectively	313	359
Additional paid-in capital	3,920,735	24,641
Retained earnings/(Accumulated deficit)	1,078,863	(2,416)
Total Stockholders’ Equity	5,000,004	22,584
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,492,855	$334,816

The accompanying notes are an integral part of the financial statements.

GORDON POINTE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	For the Period from April 12, 2017 (inception) Through December 31, 2017

Operating costs	$780,534	$2,416
Loss from operations	(780,534)	(2,416)

Other income:
Interest income	2,132,976	—
Unrealized gain on marketable securities held in Trust Account	13,795	—
Other income	2,146,771	—

Income (loss) before provision for income taxes	1,366,237	(2,416)
Provision for income taxes	(284,958)	—
Net income (loss)	$1,081,279	$(2,416)

Weighted average shares outstanding, basic and diluted (1)	3,953,561	3,125,000

Basic and diluted net loss per common share(2)	(0.12)	$(0.00)

(1)	Excludes an aggregate of up to 11,572,288 shares subject to possible redemption at December 31, 2018 and an aggregate of 468,750 shares that were subject to forfeiture at December 31, 2017.
(2)	Excludes income of $1,571,048 attributable to shares subject to possible redemption for the year ended December 31, 2018.

The accompanying notes are an integral part of the financial statements.

GORDON POINTE ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – April 12, 2017 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	—	—	3,593,750	359	24,641	—	25,000

Net loss	—	—	—	—	—	(2,416)	(2,416)

Balance – December 31, 2017	—	—	3,593,750	359	24,641	(2,416)	22,584

Sale of 12,500,000 Units, net of underwriting discounts and offering expenses	12,500,000	1,250	—	—	117,446,019	—	117,447,269

Sale of 4,900,000 Private Placement Warrants	—	—	—	—	4,900,000	—	4,900,000

Forfeiture of Founder Shares	—	—	(468,750)	(46)	46	—	—

Common stock subject to possible redemption	(11,572,288)	(1,157)	—	—	(118,449,971)	—	(118,451,128)

Net income	—	—	—	—	—	1,081,279	1,081,279

Balance – December 31, 2018	927,712	$93	3,125,000	$313	$3,920,735	$1,078,863	$5,000,004

The accompanying notes are an integral part of the financial statements.

GORDON POINTE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from April 12, 2017 (inception) Through December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$1,081,279	$(2,416)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,132,976)	—
Unrealized gain on marketable securities held in Trust Account	(13,795)	—
Changes in operating assets and liabilities:
Prepaid expenses	(6,527)	—
Accounts payable and accrued expenses	306,971	2,294
Income taxes payable	284,958	—
Net cash used in operating activities	(480,090)	(122)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(126,250,000)	—
Net cash used in investing activities	(126,250,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	122,500,000	—
Proceeds from sale of Private Placement Warrants	4,900,000	—
Advances from related party	88,095	55,207
Repayment of advances from related party	(143,302)	—
Payment of offering costs	(528,339)	(76,892)
Net cash provided by financing activities	126,816,454	3,315

Net Change in Cash	86,364	3,193
Cash – Beginning	3,193	—
Cash – Ending	$89,557	$3,193

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$117,371,161	$—
Change in value of common stock subject to possible redemption	$1,079,967	$—
Deferred underwriting fees	$4,375,000	$—
Deferred legal fee payable	$72,500	—
Deferred offering costs included in accrued offering costs	$—	$254,731

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

All activity through December 31, 2018 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on January 24, 2018. On January 30, 2018, the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $125,000,000, which is described in Note 4.

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

Transaction costs amounted to $7,552,731, consisting of $2,500,000 of underwriting fees, $4,375,000 of deferred underwriting fees (see Note 7) and $677,731 of other costs. Approximately $1,100,000 was deposited into the cash held outside of the Trust Account after the Initial Public Offering. Following the payment of certain transaction expenses, the Company had $89,557 of cash held outside of the Trust Account and available for working capital purposes as of December 31, 2018.

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

GORDON POINTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

LIQUIDITY

As of December 31, 2018, the Company had $89,557 in its operating bank accounts, $128,396,771 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $48,331 which excludes franchise and income taxes payable of $449,808, of which such amounts will be paid from interest earned on the Trust Account. As of December 31, 2018, approximately $2,147,000 of the amount on deposit in the Trust Account represented interest income and unrealized gains, which is available to pay the Company’s tax obligations. To date the Company has not withdrawn any interest from the Trust Account in order to fund its tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

The Sponsor has committed to provide an aggregate of $365,000 in loans to the Company to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Through December 31, 2018, there have been no borrowings pursuant to the Sponsor commitment.

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except for the $365,000 commitment discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until July 30, 2019 to consummate a Business Combination. There is no assurance that they will be able to do so prior to July 30, 2019.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

GORDON POINTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Marketable Securities held in Trust Account

At December 31, 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018 and 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The Company completed its analysis which resulted in no material changes to the financial statements.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Weighted average shares outstanding at December 31, 2017 were reduced for the effect of an aggregate of 468,750 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. An aggregate of 11,572,288 shares of common stock subject to possible redemption at December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 17,400,000 shares of Class A common stock in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

GORDON POINTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31, 2018	For the Period from April 12, 2017 (inception) through December 31, 2017
Net income (loss)	$1,081,279	$(2,416)
Less: Income attributable to common stock subject to redemption	(1,571,048)	—
Adjusted net loss	$(489,769)	$(2,416)

Weighted average shares outstanding, basic and diluted	3,953,561	3,125,000

Basic and diluted net loss per common share	$(0.12)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018 and 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 12, 2017, the Company issued an aggregate of 3,593,750 shares of Class F common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments. The 3,593,750 Founder Shares included an aggregate of up to 468,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters’ election to exercise their over-allotment option expired unexercised on March 12, 2018 and, as a result, 468,750 Founder Shares were forfeited, resulting in 3,125,000 Founder Shares outstanding as of December 31, 2018.

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

Related Party Advances and Commitments

Through December 31, 2018, the Sponsor advanced an aggregate of $143,302 for costs associated with the Initial Public Offering, of which such amount was repaid during the year ended December 31, 2018. As of December 31, 2018 and 2017, there were $0 and $55,207 of outstanding advances from related party, respectively.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 30, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the year ended December 31, 2018, the Company incurred $110,000 in fees for these services, of which $60,000 is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

NOTE 6. COMMITMENTS

Director Compensation

The Company has agreed to pay each of its independent directors an annual retainer of $20,000 (pro-rated for interim periods of service) for their service as members of the Company’s Board, for which, in addition to general matters of corporate governance and oversight, the Company expects its Board members to assist the Company in the identification and evaluation of industries and particular businesses that are, in the reasonable judgment of the Board, suitable acquisition targets for the Company, as well as assisting the Company in the review and analysis of alternative Business Combinations. In addition, the Company has agreed to pay each independent director a telephonic meeting fee of $1,000 or in-person meeting fee of $1,500 for each meeting attended by such independent director. The Company has also agreed to pay the Chairperson of the Audit Committee an annual retainer of $7,500 and the Chairperson of the Compensation Committee an annual retainer of $5,000. The fees will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees, therefore, these amounts are not accrued in the accompanying financial statements.

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

Deferred Legal Fee

On January 30, 2018, in connection with the closing of the Initial Public Offering, the Company became obligated to pay its attorneys a deferred legal fee of $72,500 upon consummation of a Business Combination. Accordingly, the Company recorded $72,500 as deferred legal payable in the accompanying balance sheet at December 31, 2018.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2018 and 2017, there were 927,712 and -0- shares of common stock issued and outstanding, excluding 11,572,288 and -0- shares of common stock subject to possible redemption, respectively.

GORDON POINTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Class F Common Stock — The Company is authorized to issue 5,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At December 31, 2018 and 2017, there were 3,125,000 and 3,593,750 shares of common stock issued and outstanding, of which -0- and 468,750 shares were subject to forfeiture, respectively.

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

GORDON POINTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 8. INCOME TAX

The Company does not have any significant deferred tax assets or liabilities at December 31, 2018 and 2017.

The income tax provision consists of the following:

	Year Ended December 31, 2018	For the Period from April 12, 2017 (inception) through December 31, 2017
Federal
Current	$284,958	$—
Deferred	1,952	(507)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	(1,952)	507
Income tax provision	$284,958	$—

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

GORDON POINTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31, 2018	For the Period from April 12, 2017 (inception) through December 31, 2017
Statutory federal income tax rate	(21.0)%	(34.0)%
State taxes, net of federal tax benefit	0.0%	0.0%
Deferred tax liability rate change	0.0%	13.0%
Change in valuation allowance	0.1%	21.0%
Income tax provision	(20.9)%	0.00%

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$128,396,771	$—

GORDON POINTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 10. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table presents summarized unaudited quarterly financial data for each of the four quarters for the year ended December 31, 2018 and for the period from April 12, 2017 (inception) through December 31, 2017. The data has been derived from the Company’s unaudited financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the financial statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018
Operating costs	$229,889	$186,300	$170,280	$194,065
Interest income	$292,038	$513,904	$628,346	$698,688
Unrealized (loss) gain on marketable securities	$(16,762)	$36,642	$(19,592)	$13,507
Net income	$35,856	$287,754	$346,395	$411,274
Basic and diluted loss per share	$(0.05)	$(0.02)	$(0.02)	$(0.02)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the period from April 12, 2017 (inception) through December 31, 2017
Operating costs	$—	$1,002	$24	$1,390
Net loss	$—	$(1,002)	$(24)	$(1,390)
Basic and diluted loss per share	$—	$(0.00)	$(0.00)	$(0.00)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Title
James J. Dolan	64	Chairman, Chief Executive Officer
Douglas L. Hein	61	Chief Financial and Chief Operating Officer
Robert B. Cross	40	Director
David Dennis	61	Director
Joseph F. Mendel	62	Director
Neeraj Vohra	55	Director

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

David Dennis has been one of our independent directors since January 2018, and serves as the chairman of our audit committee. Mr. Dennis is a Certified Public Accountant and spent 36 years of his career at KPMG LLP, where he served as a Partner from 1993 until his retirement in December 2015. During his time at KPMG, Mr. Dennis served in its advisory practice and served as the Advisory Sector Leader for its State and Local Government Advisory Practice. In addition, from 1979 to 2002, Mr. Dennis was a member of the Audit Practice at KPMG and audited publicly traded companies, privately owned companies and public sector clients (governments and not for profits). He is a Past Member of Council for the American Institute of CPAs and a current member of the National Association of State Boards of Accountancy. Mr. Dennis previously served as acting Chief Financial Officer of the U.S. House of Representatives and as President for the Florida Institute of CPAs. He was appointed by Florida Governor Rick Scott to the Florida Board of Accountancy, where he served as Chair until December 31, 2018. Mr. Dennis received a Bachelor of Science degree in Accounting from Indiana University — Kelley School of Business.

Joseph F. Mendel has been one of our independent directors since January 2018, and serves as the chairman of our compensation committee. Mr. Mendel is a highly experienced executive in the banking and financial technology sector. From February 2019 to the present, Mr. Mendel has been VP, Americas Head, Banking and Financial Services Transformation Group, of NIIT-Technologies, a global IT solutions provider. From 2016 to early 2019, Mr. Mendel was VP and MD of the Financial Services Business Unit of Globant (NYSE: GLOB), a developer of software solutions to clients in North America, Latin America, Europe and Asia. Previously, he was an Executive Director of Data and Analytics for Banking and Capital Markets for Ernst & Young’s Advisory Services Group. His engagements and career postings have been in the USA, Australia, Spain, England, India, South Africa, Brazil, Mexico, United Arab Emirates, Argentina and Canada. From 2012 to 2013, he served as Vice President and Global Head of Banking/Capital Markets at IGATE’s Consulting and Solutions Group. From 2009 to 2012, Mr. Mendel was Practice Head for the Americas of Wipro BFSI’s Business Advisory Services Group (NYSE: WIT). From 2007 to 2008, Mr. Mendel was Vice President and Director of Consulting for Amdocs’ Financial Services Unit (NASDAQ: DOX). In addition, from 2005 to 2006, he was Vice President and Senior Strategic Account Executive for Fiserv SourceOne (Nasdaq: FISV), and SVP of National City Bank from 2003 to 2005. He combines his understanding of the customer experience, digital transformation, international finance, global markets and frictionless commerce with a unique perspective on the intersection of information technology and financial services. His experience includes mergers & acquisitions and leadership roles in post-merger integration at the executive and operational level. Mr. Mendel holds a degree in Business Administration from Duquesne University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial Business Combination within 18 months after the IPO Closing Date. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the Founder Shares and private placement warrants will not be transferable, assignable or saleable by our initial stockholders until, for the Founder Shares, the earlier of (1) one year after the completion of our initial Business Combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial Business Combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial Business Combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance working capital and/or transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

ITEM 11. EXECUTIVE COMPENSATION

None of our officers or directors received any cash compensation for services rendered to us during the year ended December 31, 2018 and 2017; however, we have agreed to pay our directors the fees described in “Item 10. Director, Executive Officers and Corporate Governance – Director Compensation.” In addition, commencing on January 24, 2018, we have agreed to pay monthly recurring expenses of $10,000 to an affiliate of our Sponsor for office space, administrative and secretarial and administrative support. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigation and completing our Business Combination. The individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors and our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed.

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

The following table sets forth information available to us at March 15, 2019 with respect to the beneficial ownership of our Common Stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our executive officers and directors that beneficially own shares of our Common Stock; and

●	all executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants, as they are not exercisable within 60 days of March 15, 2019.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares of Outstanding Common Stock
Gordon Pointe Management, LLC (2)(3)	3,050,000	19.5%
James J. Dolan(2)(3)	3,050,000	19.5%
Douglas L. Hein(4)	35,000	*
Robert B. Cross	10,000	*
David Dennis	10,000	*
Joseph F. Mendel	10,000	*
Neeraj Vohra	10,000	*
All directors and executive officers as a group (6 individuals)	3,125,000	20.0%

AQR Capital Management, LLC (5)	1,229,800	7.9%
Hudson Bay Capital Management LP (6)	700,000	5.6%
Polar Asset Management Partners Inc. (7)	759,250	6.1%
Hawkeye Capital Master (8)	1,150,000	9.2%

*	Less than one percent.

(1)	This table is based on 12,500,000 shares of Common Stock and 3,125,000 shares of Class F Common Stock outstanding as of March 15, 2019. Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is c/o Gordon Pointe Management, LLC, 780 Fifth Avenue South, Naples, Florida 34102.

(2)	Represents shares of Class F Common Stock which are automatically convertible into shares of Common Stock at the time of our Business Combination on a one-for-one basis, subject to adjustment. Percentage ownership assumes all shares are converted to Common Stock.

(3)	Mr. Dolan may be deemed to beneficially own 3,050,000 shares of Class F Common Stock through his ownership of membership interests in Gordon Pointe Management, LLC and as the managing member of Gordon Pointe Management, LLC. Includes 325,000 shares granted by Mr. Dolan and Gordon Point Management, LLC to various trusts or estate planning vehicles for certain Dolan grandchildren and other Dolan family members that are managed by Mr. Dolan’s adult children, over which Mr. Dolan disclaims beneficial ownership.

(4)	Does not include 35,000 shares issuable upon exercise of private placement warrants.

(5)	According to Schedule 13G filed on February 2, 2018, the business address of ACQ Capital Management LLC is Two Greenwich Plaza, Greenwich, CT 06830.

(6)	According to Schedule 13G filed on February 4, 2019, the business address of Hudson Bay Capital Management LP is 777 Third Avenue, 30th Floor, New York, NY 10017.

(7)	According to Schedule 13G filed on February 11, 2019, the business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(8)	According to Schedule 13G filed on February 14, 2019, the business address of Hawkeye Capital Master is c/o The Harbour Trust Co., Ltd. PO Box 897, Windward 1, Regatta Office Park, West Bay Road, Grand Cayman KY1-1103 Cayman Islands.

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

On April 12, 2017, our Sponsor purchased 3,593,750 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. Subsequently, our Sponsor transferred an aggregate of 35,000 Founder Shares to the Company’s Chief Financial Officer and an aggregate of 40,000 Founder Shares to the Company’s independent directors. On March 12, 2018, our Sponsor forfeited 468,750 Founder Shares following the expiration of the underwriter’s over-allotment option so that the Founder Shares held by our Initial Stockholders would represent 20% of our outstanding shares of Capital Stock following the consummation of our Public Offering.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On April 12, 2017, our Sponsor purchased 3,593,750 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. Subsequently, our Sponsor transferred an aggregate of 35,000 Founder Shares to the Company’s Chief Financial Officer and an aggregate of 40,000 Founder Shares to the Company’s independent directors. On April 10, 2018, our Sponsor forfeited 468,750 Founder Shares following the expiration of the underwriter’s over-allotment option so that the Founder Shares held by our Initial Stockholders would represent 20% of our outstanding shares of Capital Stock following the consummation of our Public Offering.

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

Related Party Advances

Through December 31, 2018, the Sponsor advanced an aggregate of $143,302 for costs associated with the Initial Public Offering, of which such amount was repaid during the year ended December 31, 2018. As of December 31, 2018 and 2017, there were $0 and $55,207 of outstanding advances from related party, respectively.

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

In July 2018, the Sponsor committed to provide an aggregate of $365,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Through December 31, 2018, there have been no borrowings pursuant to the Sponsor commitment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm for the year ended December 31, 2018 and for the period from April 12, 2017 (inception) through December 31, 2017 include:

For the Period from
	Year Ended	April 12, 2017 (inception) to
	December 31, 2018	December 31, 2017
Audit Fees(1)	$53,560	$72,100
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$53,560	$72,100

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

GORDON POINTE ACQUISITION CORP.

Date: March 18, 2019	By:	/s/ James J. Dolan
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

Name	Title	Date

/s/ James J. Dolan	Chairman and Chief Executive Officer	March 18, 2019
James J. Dolan	(Principal Executive Officer)

/s/ Douglas L. Hein	Chief Financial Officer and Chief Operating Officer	March 18, 2019
Douglas L. Hein	(Principal Financial and Accounting Officer)

/s/ Robert B. Cross	Director	March 18, 2019
Robert B. Cross

/s/ David Dennis	Director	March 18, 2019
David Dennis

/s/ Joseph F. Mendel	Director	March 18, 2019
Joseph F. Mendel

/s/ Neeraj Vohra	Director	March 18, 2019
Neeraj Vohra

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

3.2	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on December 22, 2017).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on December 22, 2017).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on December 22, 2017).

4.4	Warrant Agreement, dated January 24, 2018, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

10.1	Investment Management Trust Agreement, dated January 24, 2018, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

10.2	Registration Rights Agreement, dated January 24, 2018, among the Company, Gordon Pointe Management, LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

10.3	Sponsor Warrants Purchase Agreement effective as of January 24, 2018, between the Registrant and Gordon Pointe Management, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

10.4	Administrative Services Agreement, dated January 24, 2018, between the Company and Voyager Holdings II, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

10.5	Letter Agreement, dated January 24, 2018, among the Company, its officers and directors and Gordon Pointe Management, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 filed with the Form S-1 filed by the Registrant on December 22, 2017).

10.7	Securities Subscription Agreement, dated April 12, 2017, between the Registrant and Gordon Pointe Management, LLC (incorporated by reference to Exhibit 10.4 filed with the Form S-1 filed by the Registrant on December 22, 2017).

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.