Form 10-Q
period 2019-03-31
Gordon Pointe Acquisition Corp.
filed 2019-05-07
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one Warrant	GPAQU	Nasdaq Capital Market
Class A common stock, $0.0001 par value per share	GPAQ	Nasdaq Capital Market
Warrants to purchase Class A common stock	GPAQW	Nasdaq Capital Market e

As of May 6, 2019, there were 12,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 3,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORDON POINTE ACQUISITION CORP.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GORDON POINTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$68,720	$89,557
Prepaid expenses	—	6,527
Total Current Assets	68,720	96,084

Marketable securities held in Trust Account	128,971,406	128,396,771
Total Assets	$129,040,126	$128,492,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$290,603	$309,265
Income taxes payable	404,622	284,958
Total Current Liabilities	695,225	594,223

Deferred tax liability	1,572	—
Deferred underwriting fees	4,375,000	4,375,000
Deferred legal fee payable	72,500	72,500
Total Liabilities	5,144,297	5,041,723

Commitments

Common stock subject to possible redemption, 11,563,449 and 11,572,288 shares at redemption value as of March 31, 2019 and December 31, 2018, respectively	118,895,828	118,451,128

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 authorized; -0- issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 40,000,000 shares authorized; 936,551 and 927,712 issued and outstanding (excluding 11,563,449 and 11,572,288 shares subjection to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	94	93
Class F Common stock, $0.0001 par value; 5,000,000 shares authorized; 3,125,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	313	313
Additional paid-in capital	3,476,034	3,920,735
Retained earnings	1,523,560	1,078,863
Total Stockholders’ Equity	5,000,001	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,040,126	$128,492,855

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating costs	$175,067	$229,889
Loss from operations	(175,067)	(229,889)

Other income:
Interest income	733,515	292,038
Unrealized gain (loss) on marketable securities held in Trust Account	7,485	(16,762)
Other income	741,000	275,276

Income before provision for income taxes	565,933	45,387
Provision for income taxes	(121,236)	(9,531)
Net income	$444,697	$35,856

Weighted average shares outstanding, basic and diluted (1)	4,052,712	3,711,062

Basic and diluted net loss per common share (2)	$0.04	$(0.05)

(1)	Excludes an aggregate of up to 11,563,449 and 11,603,176 shares subject to possible redemption at March 31, 2019 and 2018, respectively.

(2)	Excludes income attributable to shares subject to possible redemption of $272,977 and $213,632 for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2018	—	$—	3,593,750	$359	$24,641	$(2,416)	$22,584

Sale of 12,500,000 Units, net of underwriting discounts and offering expenses	12,500,000	1,250	—	—	117,446,019	—	117,447,269

Sale of 4,900,000 Private Placement Warrants	—	—	—	—	4,900,000	—	4,900,000

Forfeiture of Founder Shares	—	—	(468,750)	(46)	46	—	—

Common stock subject to possible redemption	(11,603,176)	(1,161)	—	—	(117,404,542)	—	(117,405,703)

Net income	—	—	—	—	—	35,856	35,856

Balance – March 31, 2018 (unaudited)	896,824	$89	3,125,000	$313	$4,966,164	$33,440	$5,000,006

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	927,712	$93	3,125,000	$313	$3,920,735	$1,078,863	$5,000,004

Change in value of common stock subject to possible redemption	8,839	1	—	—	(444,701)	—	(444,700)

Net income	—	—	—	—	—	444,697	444,697

Balance – March 31, 2019 (unaudited)	936,551	$94	3,125,000	$313	$3,476,034	$1,523,560	$5,000,001

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$444,697	$35,856
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(733,515)	(292,038)
Unrealized (gain) loss on marketable securities held in Trust Account	(7,485)	16,762
Deferred income taxes	1,572	—
Changes in operating assets and liabilities:
Prepaid expenses	6,527	(83,692)
Accounts payable and accrued expenses	(18,662)	121,899
Income taxes payable	119,664	9,531
Net cash used in operating activities	(187,202)	(191,682)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	166,365	—
Investment of cash in Trust Account	—	(126,250,000)
Net cash provided by (used in) investing activities	166,365	(126,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	122,500,000
Proceeds from sale of Private Placement Warrants	—	4,900,000
Advances from related party	164,850	88,095
Repayment of advances from related party	(164,850)	(55,207)
Payment of offering costs	—	(528,339)
Net cash provided by financing activities	—	126,904,549

Net Change in Cash	(20,837)	462,867
Cash – Beginning	89,557	3,193
Cash – Ending	$68,720	$466,060

Non-Cash Investing and Financing activities:
Initial classification of common stock subject to possible redemption	$—	$117,371,161
Change in value of common stock subject to possible redemption	$444,700	$34,542
Deferred underwriting fees	$—	$4,375,000
Deferred legal fee payable	$—	$72,500

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

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

All activity through March 31, 2019 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) of 12,500,000 units, the simultaneous sale of 4,900,000 warrants (the “Private Placement Warrants”) in a private placement (the “Private Placement”) to Gordon Pointe Management, LLC (the “Sponsor”), and the Company’s search for a target business with which to complete a Business Combination.

NOTE 2. LIQUIDITY

As of March 31, 2019, the Company had $68,720 in its operating bank accounts, $128,971,406 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $180,583, which excludes franchise and income taxes payable of $445,922, of which such amounts will be paid from interest earned on the Trust Account. As of March 31, 2019, approximately $2,721,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. During the three months ended March 31, 2019, the Company withdrew $166,365 of interest from the Trust Account in order to pay its franchise tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

In April 2019, the Sponsor committed to provide an aggregate of $410,000 in loans to the Company to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Through March 31, 2019, there have been no borrowings pursuant to the Sponsor commitment.

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except for the $410,000 commitment discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until July 30, 2019 to consummate a Business Combination. There is no assurance that they will be able to do so prior to July 30, 2019.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 18, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Marketable securities held in Trust Account

At March 31, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the three months ended March 31, 2019, the Company withdrew $166,365 of interest income to pay its franchise tax obligations. In April 2019, the Company withdrew an additional $370,000 to pay its income tax obligations.

Net income (loss) per common share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of 11,563,449 and 11,603,176 shares of common stock subject to possible redemption at March 31, 2019 and 2018, respectively, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase 17,400,000 shares of Class A common stock in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Reconciliation of net income (loss) per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net income (loss) per common share is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Net income	$444,697	$35,856
Less: Income attributable to common stock subject to possible redemption	(272,977)	(213,632)
Adjusted net income (loss)	$171,720	$(177,776)

Weighted average shares outstanding, basic and diluted	4,052,712	3,711,062

Basic and diluted net income (loss) per common share	$0.04	$(0.05)

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. RELATED PARTY TRANSACTIONS

Advances from Related Party

In March 2019, the Sponsor advanced an aggregate of $164,850 for working capital purposes, of which such amount was repaid during the three months ended March 31, 2019. As of March 31, 2019, there were no outstanding advances.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 30, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended March 31, 2019 and 2018, the Company incurred $30,000 and $20,000, respectively, in fees for these services. At March 31, 2019 and December 31, 2018, $90,000 and $60,000 in administrative fees, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to (other than the Sponsor's commitment to provide the Company an aggregate of $410,000 in loans in order to finance transaction costs in connection with a Business Combination (see Note 8)), loan the Company funds from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

NOTE 5. COMMITMENTS

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

Registration Rights

Pursuant to a registration rights agreement entered into on January 24, 2018, the holders of the Company’s Class F common stock (the “Founder Shares”), Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Underwriters Agreement

The underwriters are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $4,375,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Deferred Legal Fee

In connection with the closing of the Initial Public Offering, the Company became obligated to pay its attorneys a deferred legal fee of $72,500 upon consummation of a Business Combination. Accordingly, the Company recorded $72,500 as deferred legal payable in the accompanying balance sheets.

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 936,551 and 927,712 shares of common stock issued and outstanding, excluding 11,563,449 and 11,572,288 shares of common stock subject to possible redemption, respectively.

Class F Common Stock — The Company is authorized to issue 5,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 3,125,000 shares of common stock issued and outstanding.

NOTE 7. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$128,971,406	$128,396,771

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below in Notes 2 and 3, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Since the date of the Initial Public Offering, we have been contacting businesses, intermediaries and other third parties to evaluate a number of targets that may be candidates for a possible Business Combination. Although we will continue to review a number of opportunities to enter into a Business Combination, we are not able to determine at this time whether we will complete a Business Combination within the allotted 18-month timeframe. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

Our entire activity from inception up to January 30, 2018 was in preparation for our Initial Public Offering. Since the consummation of our Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of $444,697, which consists of interest income on marketable securities held in the Trust Account of $733,515 and an unrealized gain on marketable securities held in the Trust Account of $7,485, offset by operating costs of $175,067 and a provision for income taxes of $121,236.

For the three months ended March 31, 2018, we had net income of $35,856, which consists of interest income on marketable securities held in the Trust Account of $292,038, offset by operating costs of $229,889, an unrealized loss on marketable securities held in our Trust Account of $16,762, and a provision for income taxes of $9,531.

Liquidity and Capital Resources

As of March 31, 2019, we had marketable securities held in the Trust Account of $128,971,406 (including approximately $2,721,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through March 31, 2019, we withdrew $166,365 of funds from the interest earned on the Trust Account to pay our franchise tax obligations. In April 2019, we withdrew an additional $370,000 to pay our income tax obligations.

For the three months ended March 31, 2019, cash used in operating activities was $187,202. Net income of $444,697 was affected by interest earned on marketable securities held in the Trust Account of 733,515, an unrealized gain on marketable securities held in our Trust Account of $7,485 and deferred income taxes of $1,572. Changes in operating assets and liabilities provided $107,529 of cash from operating activities.

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

As of March 31, 2019, we had cash of $68,720 held outside the Trust Account. We are using the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In April 2019, the Sponsor committed to provide an aggregate of $410,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Through March 31, 2019, there have been no borrowings pursuant to the Sponsor commitment.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net income (loss) per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Following the consummation of our Offering, we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter of 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 18, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed on March 18, 2019 with the SEC, however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

GORDON POINTE ACQUISITION CORP.

Date: May 6, 2019	/s/ James J. Dolan
James J. Dolan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2019	/s/ Douglas L. Hein
Douglas L. Hein
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)