Form 10-Q
period 2019-06-30
Gordon Pointe Acquisition Corp.
filed 2019-08-09
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, there were 11,053,539 shares of the Company’s Class A common stock, par value $0.0001 per share, and 3,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORDON POINTE ACQUISITION CORP.

FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GORDON POINTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$53,359	$89,557
Prepaid expenses	46,250	6,527
Total Current Assets	99,609	96,084

Marketable securities held in Trust Account	129,140,984	128,396,771
Total Assets	$129,240,593	$128,492,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$302,683	$309,265
Income taxes payable	5,379	284,958
Promissory note - related party	100,000	—
Total Current Liabilities	408,062	594,223

Deferred tax liability	676	—
Deferred underwriting fees	4,375,000	4,375,000
Deferred legal fee payable	72,500	72,500
Total Liabilities	4,856,238	5,041,723

Commitments (Note 5)

Common stock subject to possible redemption, 11,557,525 and 11,572,288 shares at redemption value as of June 30, 2019 and December 31, 2018, respectively	119,384,346	118,451,128

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; -0- issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 40,000,000 shares authorized; 942,475 and 927,712 issued and outstanding (excluding an aggregate of up to 11,557,525 and 11,572,288 shares subjection to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	94	93
Class F Common stock, $0.0001 par value; 5,000,000 shares authorized; 3,125,000 shares issued and outstanding	313	313
Additional paid-in capital	2,987,516	3,920,735
Retained earnings	2,012,086	1,078,863
Total Stockholders’ Equity	5,000,009	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,240,593	$128,492,855

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating costs	$148,100	$186,300	$323,167	$416,189
Loss from operations	(148,100)	(186,300)	(323,167)	(416,189)

Other income:
Interest income	770,755	513,904	1,504,270	805,942
Unrealized (loss) gain on marketable securities held in Trust Account	(4,268)	36,642	3,217	19,880
Other income, net	766,487	550,546	1,507,487	825,822

Income before provision for income taxes	618,387	364,246	1,184,320	409,633
Provision for income taxes	(129,861)	(76,492)	(251,097)	(86,023)
Net income	$488,526	$287,754	933,223	323,610

Weighted average shares outstanding, basic and diluted (1)	4,061,551	4,021,824	4,057,156	3,867,301

Basic and diluted net loss per common share (2)	$(0.02)	$(0.02)	(0.04)	(0.08)

(1)	Excludes an aggregate of up to 11,557,525 and 11,591,450 shares subject to possible redemption at June 30, 2019 and 2018, respectively.

(2)	Excludes income attributable to shares subject to possible redemption of $550,253 and $364,543 for the three months ended June 30, 2019 and 2018, respectively. Excludes income attributable to shares subject to possible redemption of $1,085,101 and $619,806 for the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2018	—	$—	3,593,750	$359	$24,641	$(2,416)	$22,584

Sale of 12,500,000 Units, net of underwriting discounts and offering expenses	12,500,000	1,250	—	—	117,446,019	—	117,447,269

Sale of 4,900,000 Private Placement Warrants	—	—	—	—	4,900,000	—	4,900,000

Forfeiture of Founder Shares	—	—	(468,750)	(46)	46	—	—

Common stock subject to possible redemption	(11,603,176)	(1,161)	—	—	(117,404,542)	—	(117,405,703)

Net income	—	—	—	—	—	35,856	35,856

Balance – March 31, 2018 (unaudited)	896,824	89	3,125,000	313	4,966,164	33,440	5,000,006

Change in value of common stock subject to possible redemption	11,726	1	—	—	(287,760)	—	(287,759)

Net income	—	—	—	—	—	287,754	287,754

Balance – June 30, 2018 (unaudited)	908,550	$90	3,125,000	$313	$4,678,404	$321,194	$5,000,001

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	927,712	$93	3,125,000	$313	$3,920,735	$1,078,863	$5,000,004

Change in value of common stock subject to possible redemption	8,839	1	—	—	(444,701)	—	(444,700)

Net income	—	—	—	—	—	444,697	444,697

Balance – March 31, 2019 (unaudited)	936,551	94	3,125,000	313	3,476,034	1,523,560	5,000,001

Change in value of common stock subject to possible redemption	5,924	—	—	—	(488,518)	—	(488,518)

Net income	—	—	—	—	—	488,526	488,526

Balance – June 30, 2019 (unaudited)	942,475	$94	3,125,000	$313	$2,987,516	$2,012,086	$5,000,009

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$933,223	$323,610
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,504,270)	(805,942)
Unrealized gain on marketable securities held in Trust Account	(3,217)	(19,880)
Deferred tax provision	676	—
Changes in operating assets and liabilities:
Prepaid expenses	(39,723)	(87,833)
Accounts payable and accrued expenses	(6,582)	150,932
Income taxes payable	(279,579)	86,023
Net cash used in operating activities	(899,472)	(353,090)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	763,274	—
Investment of cash in Trust Account	—	(126,250,000)
Net cash provided by (used in) investing activities	763,274	(126,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	122,500,000
Proceeds from sale of Private Placement Warrants	—	4,900,000
Proceeds from promissory note – related party	100,000	—
Advances from related party	164,850	88,095
Repayment of advances from related party	(164,850)	(143,302)
Payment of offering costs	—	(528,339)
Net cash provided by financing activities	100,000	126,816,454

Net Change in Cash	(36,198)	213,364
Cash – Beginning	89,557	3,193
Cash – Ending	$53,359	$216,557

Supplementary cash flow information:
Cash paid for income taxes	$530,000	$—

Non-Cash Investing and Financing activities:
Initial classification of common stock subject to possible redemption	$—	$117,371,161
Change in value of common stock subject to possible redemption	$933,218	$322,301
Deferred underwriting fees	$—	$4,375,000
Deferred legal fee payable	$—	$72,500

The accompanying notes are an integral part of these condensed financial statements.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

All activity through June 30, 2019 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) of 12,500,000 units, the simultaneous sale of 4,900,000 warrants (the “Private Placement Warrants”) in a private placement (the “Private Placement”) to Gordon Pointe Management, LLC (the “Sponsor”), the Company’s search for a target business with which to complete a Business Combination  and the proposed acquisition of HOF Village, LLC (“HOFV”) (see Note 8).

Pursuant to the Company’s Amended and Stated Certificate of Incorporation, the Company had until July 30, 2019 (the “Initial Date”) to complete a Business Combination (the “Combination Period”). On July 26, 2019, the Company held a special meeting of the stockholders of the Company at which the stockholders approved, among other things, a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Extension Amendment”) to extend the deadline to complete a Business Combination from July 30, 2019 to October 31, 2019 (the “Extension”), plus an option for the Company to further extend such date up to three times (the latest such date being referred to as the “Extended Date”), each by an additional 30 days (see Note 8).

NOTE 2. LIQUIDITY

As of June 30, 2019, the Company had $53,359 in its operating bank accounts, $129,140,984 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $287,183, which excludes franchise and income taxes payable of $21,270, of which such amounts will be paid from interest earned on the Trust Account. As of June 30, 2019, approximately $2,891,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. During the six months ended June 30, 2019, the Company withdrew $763,274 of interest from the Trust Account in order to pay its franchise and income tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

In April 2019, the Sponsor committed to provide an aggregate of $410,000 in loans to the Company to finance transaction costs in connection with a Business Combination, as evidenced by a promissory note dated June 18, 2019. Such loans, to the extent advanced, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2019, there was $100,000 outstanding under the promissory note.

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except for the $410,000 commitment discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until the Extended Date to consummate a Business Combination. There is no assurance that they will be able to do so prior to the Extended Date.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 18, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Marketable securities held in Trust Account

At June 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the six months ended June 30, 2019, the Company withdrew $763,274 of interest income to pay its franchise and income tax obligations.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of up to 11,557,525 and 11,603,176 shares of common stock subject to possible redemption at June 30, 2019 and 2018, respectively, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase 17,400,000 shares of Class A common stock in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Month Ended June 30,
	2019	2018	2019	2018
Net income	$488,526	$287,754	$933,223	$323,610
Less: Income attributable to common stock subject to possible redemption	(550,253)	(364,543)	(1,085,101)	(619,806)
Adjusted net loss	$(61,727)	$(76,789)	$(151,878)	$(296,196)

Weighted average shares outstanding, basic and diluted	4,061,551	4,021,824	4,057,156	3,867,301

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.08)

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. RELATED PARTY TRANSACTIONS

Advances from Related Party

In March 2019, the Sponsor advanced an aggregate of $164,850 for working capital purposes, of which such amount was repaid during the six months ended June 30, 2019. As of June 30, 2019, there were no outstanding advances.

Promissory Note – Related Party

On June 18, 2019, the Company entered into a promissory note with the Sponsor, pursuant to which the Company can borrow up to an aggregate amount of $410,000 to finance transaction costs in connection with a Business Combination. The note is non-interest bearing, unsecured and due to be paid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2019, there was $100,000 outstanding under the promissory note (see Note 8).

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 30, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended June 30, 2019 and 2018, the Company incurred $30,000 in fees for these services. For the six months ended June 30, 2019 and 2018, the Company incurred $60,000 and $50,000, respectively, in fees for these services. At June 30, 2019 and December 31, 2018, $120,000 and $60,000 in administrative fees, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to (other than the Sponsor’s commitment to provide the Company an aggregate of $410,000 in loans in order to finance transaction costs in connection with a Business Combination (see Note 4)), loan the Company funds from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

Underwriters Agreement

The underwriters are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $4,375,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fee

In connection with the closing of the Initial Public Offering, the Company became obligated to pay its attorneys a deferred legal fee of $72,500 upon consummation of a Business Combination. Accordingly, the Company recorded $72,500 as deferred legal payable in the accompanying balance sheets. The deferred fee will be forfeited in the event that the Company fails to complete a Business Combination.

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 942,475 and 927,712 shares of common stock issued and outstanding, excluding an aggregate of up to 11,557,525 and 11,572,288 shares of common stock subject to possible redemption, respectively.

Class F Common Stock — The Company is authorized to issue 5,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 3,125,000 shares of common stock issued and outstanding.

GORDON POINTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$129,140,984	$128,396,771

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 30, 2019, the Company borrowed an additional $125,000 under the promissory note, bringing the total amount outstanding under the promissory note to $225,000.

In connection with the Company’s special meeting of stockholders held on July 26, 2019, the Company’s Sponsor agreed to contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) $0.10 for each share of the Company’s common stock issued in its Initial Public Offering (each, a “Public Share”) that did not redeem in connection with the stockholder vote to approve the Extension Amendment, plus, if the Company elects to further extend the deadline to complete a Business Combination beyond October 31, 2019, $0.033 for each 30-day period, or portion thereof, up to three additional 30-day periods. The Contribution was conditional upon the approval of the Extension Amendment, which did occur on July 26, 2019. The amount of the Contribution will not bear interest and will be repayable by the Company to the Sponsor upon consummation of the Company’s Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account. The Sponsor will have the sole discretion whether to continue extending for additional 30-day periods until the Extended Date and if the Sponsor determines not to continue extending for additional 30-day periods, its obligation to make additional Contributions will terminate.

In connection with the approval of the Extension Amendment, stockholders elected to redeem an aggregate of 1,446,461 shares of the Company’s Class A common stock. As a result, an aggregate of approximately $14,962,645 (or approximately $10.34 per share) was removed from the Company’s Trust Account to pay such stockholders and 11,053,539 shares of Class A common stock are now issued and outstanding.

On August 1, 2019, the Company issued a press release announcing that the Company had entered into a non-binding Agreement in Principle (the “Agreement in Principle”) on August 1, 2019 with HOFV for a proposed business combination transaction. HOFV is a sports, entertainment and media company founded by the Pro Football Hall of Fame through its wholly owned, for-profit subsidiary Hall of Fame Village, Inc., and Industrial Realty Group, LLC. The business combination, if and when completed, will provide HOFV with additional growth capital for the continued development and expansion of the Hall of Fame Village, a multi-use destination attraction and media company extending the mission, values and vision of The Pro Football Hall of Fame and the game of football in Canton, Ohio.

Under the terms of the Agreement in Principle, the Company and HOFV intend to enter into a definitive merger agreement, pursuant to which an affiliate of HOFV would merge into a wholly-owned subsidiary of the Company in exchange for common stock of the Company. Completion of the transaction is subject to the negotiation and execution of a definitive merger agreement and satisfaction of the conditions therein, including approval of the transaction by the Company’s stockholders. Accordingly, there can be no assurance that a definitive merger agreement will be entered into or that the proposed transaction will be consummated.

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

Since the date of the Initial Public Offering, we have been contacting businesses, intermediaries and other third parties to evaluate a number of targets that may be candidates for a possible Business Combination. Although we will continue to review a number of opportunities to enter into a Business Combination, we are not able to determine at this time whether we will complete a Business Combination within the allotted 21-month timeframe. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, our capital stock, debt or a combination of cash, stock and debt.

Recent Developments

On July 26, 2019, in connection with the approval of the Extension Amendment, stockholders elected to redeem an aggregate of 1,446,461 shares of the Company’s Class A common stock. As a result, an aggregate of approximately $14,962,645 (or approximately $10.34 per share) was removed from the Company’s Trust Account to pay such stockholders and 11,053,539 shares of Class A common stock are now issued and outstanding.

On August 1, 2019, we issued a press release announcing that we had entered into an Agreement in Principle on August 1, 2019 with HOFV for a proposed business combination transaction. See Note 8 in Item 1 above for a description of the Agreement in Principle and the transactions contemplated thereby

Results of Operations

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

For the three months ended June 30, 2019, we had net income of $488,526, which consists of interest income on marketable securities held in the Trust Account of $770,755, offset by unrealized loss on marketable securities held in the Trust Account of $4,268, operating costs of $148,100 and a provision for income taxes of $129,861, respectively.

For the six months ended June 30, 2019, we had net income of $933,223, which consists of interest income on marketable securities held in the Trust Account of $1,504,270 and an unrealized gain on marketable securities held in the Trust Account of $3,217, offset by operating costs of $323,167 and a provision for income taxes of $251,097, respectively.

For the three months ended June 30, 2018, we had net income of $287,754, which consists of interest income on marketable securities held in the Trust Account of $513,904 and an unrealized gain on marketable securities held in our Trust Account of $36,642, offset by operating costs of $186,300, and a provision for income taxes of $76,492.

For the six months ended June 30, 2018, we had net income of $323,610, which consists of interest income on marketable securities held in the Trust Account of $805,942 and an unrealized gain on marketable securities held in our Trust Account of $19,880, offset by operating costs of $416,189, and a provision for income taxes of $86,023.

Liquidity and Capital Resources

As of June 30, 2019, we had marketable securities held in the Trust Account of $129,140,984 (including approximately $2,891,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through June 30, 2019, we withdrew $763,274 of funds from the interest earned on the Trust Account to pay our franchise and income tax obligations.

For the six months ended June 30, 2019, cash used in operating activities was $899,472. Net income of $933,223 was offset by interest earned on marketable securities held in the Trust Account of $1,504,270, an unrealized gain on marketable securities held in our Trust Account of $3,217 and a deferred tax provision of $676. Changes in operating assets and liabilities used $325,884 of cash from operating activities.

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

As of June 30, 2019, we had cash of $53,359 held outside the Trust Account. We are using the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In April 2019, the Sponsor committed to provide an aggregate of $410,000 in loans to the Company to finance transaction costs in connection with a Business Combination, as evidenced by a promissory note dated June 18, 2019. Such loans, to the extent advanced, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Through June 30, 2019, there was $100,000 outstanding under the promissory note.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net loss per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

GORDON POINTE ACQUISITION CORP.

Date: August 9, 2019	/s/ James J. Dolan
James J. Dolan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	/s/ Douglas L. Hein
Douglas L. Hein
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)