Form 10-Q
period 2019-09-30
Gordon Pointe Acquisition Corp.
filed 2019-11-12
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 11,053,539 shares of the Company’s Class A common stock, par value $0.0001 per share, and 3,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORDON POINTE ACQUISITION CORP.

FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GORDON POINTE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$91,539	$89,557
Prepaid expenses	13,749	6,527
Total Current Assets	105,288	96,084

Marketable securities held in Trust Account	115,904,495	128,396,771
Total Assets	$116,009,783	$128,492,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$508,853	$309,265
Income taxes payable	106,693	284,958
Total Current Liabilities	615,546	594,223

Deferred tax liability	4,443	—
Convertible promissory notes – related party	1,550,899	—
Deferred underwriting fees	4,375,000	4,375,000
Deferred legal fee payable	72,500	72,500
Total Liabilities	6,618,388	5,041,723

Commitments (Note 5)

Common stock subject to possible redemption, 9,965,744 and 11,572,288 shares at redemption value as of September 30, 2019 and December 31, 2018, respectively	104,391,394	118,451,128

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; -0- issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 40,000,000 shares authorized; 1,087,795 and 927,712 issued and outstanding (excluding an aggregate of up to 9,965,744 and 11,572,288 shares subjection to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	109	93
Class F Common stock, $0.0001 par value; 5,000,000 shares authorized; 3,125,000 shares issued and outstanding	313	313
Additional paid-in capital	3,017,808	3,920,735
Retained earnings	1,981,771	1,078,863
Total Stockholders’ Equity	5,000,001	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,009,783	$128,492,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

GORDON POINTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating costs	$578,996	$170,280	$902,163	$586,469
Loss from operations	(578,996)	(170,280)	(902,163)	(586,469)

Other income:
Interest income	635,824	628,346	2,140,094	1,434,288
Unrealized gain (loss) on marketable securities held in Trust Account	17,938	(19,592)	21,155	288
Other income, net	653,762	608,754	2,161,249	1,434,576

Income before provision for income taxes	74,766	438,474	1,259,086	848,107
Provision for income taxes	(105,081)	(92,079)	(356,178)	(178,102)
Net income (loss)	$(30,315)	$346,395	902,908	670,005

Weighted average shares outstanding, basic and diluted (1)	4,067,475	4,033,550	4,060,633	3,923,327

Basic and diluted net loss per common share (2)	$(0.12)	$(0.02)	(0.15)	(0.10)

(1)	Excludes an aggregate of up to 9,965,744 and 11,581,723 shares subject to possible redemption at September 30, 2019 and 2018, respectively.

(2)	Excludes income attributable to shares subject to possible redemption of $468,725 and $445,137 for the three months ended September 30, 2019 and 2018, respectively. Excludes income attributable to shares subject to possible redemption of $1,526,833 and $1,064,409 for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GORDON POINTE ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2018	—	$—	3,593,750	$359	$24,641	$(2,416)	$22,584

Sale of 12,500,000 Units, net of underwriting discounts and offering expenses	12,500,000	1,250	—	—	117,446,019	—	117,447,269

Sale of 4,900,000 Private Placement Warrants	—	—	—	—	4,900,000	—	4,900,000

Forfeiture of Founder Shares	—	—	(468,750)	(46)	46	—	—

Common stock subject to possible redemption	(11,603,176)	(1,161)	—	—	(117,404,542)	—	(117,405,703)

Net income	—	—	—	—	—	35,856	35,856

Balance – March 31, 2018 (unaudited)	896,824	89	3,125,000	313	4,966,164	33,440	5,000,006

Change in value of common stock subject to possible redemption	11,726	1	—	—	(287,760)	—	(287,759)

Net income	—	—	—	—	—	287,754	287,754

Balance – June 30, 2018 (unaudited)	908,550	90	3,125,000	313	4,678,404	321,194	5,000,001

Change in value of common stock subject to possible redemption	9,727	2	—	—	(346,394)	—	(346,392)

Net income	—	—	—	—	—	346,395	346,395

Balance – September 30, 2018 (unaudited)	918,277	$92	3,125,000	$313	$4,332,010	$667,589	$5,000,004

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	927,712	$93	3,125,000	$313	$3,920,735	$1,078,863	$5,000,004

Change in value of common stock subject to possible redemption	8,839	1	—	—	(444,701)	—	(444,700)

Net income	—	—	—	—	—	444,697	444,697

Balance – March 31, 2019 (unaudited)	936,551	94	3,125,000	313	3,476,034	1,523,560	5,000,001

Change in value of common stock subject to possible redemption	5,924	—	—	—	(488,518)	—	(488,518)

Net income	—	—	—	—	—	488,526	488,526

Balance – June 30, 2019 (unaudited)	942,475	94	3,125,000	313	2,987,516	2,012,086	5,000,009

Change in value of common stock subject to possible redemption	145,320	15	—	—	30,292	—	30,307

Net loss	—	—	—	—	—	(30,315)	(30,315)

Balance – September 30, 2019 (unaudited)	1,087,795	$109	3,125,000	$313	$3,017,808	$1,981,771	$5,000,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

GORDON POINTE ACQUISITION CORP.

CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$902,908	$670,005
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,140,094)	(1,434,288)
Unrealized gain on marketable securities held in Trust Account	(21,155)	(288)
Deferred tax provision	4,443	—
Changes in operating assets and liabilities:
Prepaid expenses	(7,222)	(46,173)
Accounts payable and accrued expenses	199,588	211,157
Income taxes payable	(178,265)	178,102
Net cash used in operating activities	(1,239,797)	(421,485)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,105,354)	(126,250,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	796,234	—
Cash withdrawn from Trust Account for redemptions	14,962,645	—
Net cash provided by (used in) investing activities	14,653,525	(126,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	122,500,000
Proceeds from sale of Private Placement Warrants	—	4,900,000
Proceeds from convertible promissory note – related party	1,592,059	—
Repayment of convertible promissory note – related party	(41,160)	—
Advances from related party	164,850	88,095
Repayment of advances from related party	(164,850)	(143,302)
Payment of offering costs	—	(528,339)
Redemptions of common stock	(14,962,645)	—
Net cash provided by financing activities	(13,411,746)	126,816,454

Net Change in Cash	1,982	144,969
Cash – Beginning	89,557	3,193
Cash – Ending	$91,539	$148,162

Supplementary cash flow information:
Cash paid for income taxes	$530,000	$—

Non-Cash Investing and Financing activities:
Initial classification of common stock subject to possible redemption	$—	$117,371,161
Change in value of common stock subject to possible redemption	$902,911	$668,693
Deferred underwriting fees	$—	$4,375,000
Deferred legal fee payable	$—	$72,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The Company’ subsidiaries are comprised of GPAQ Acquisition Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Holdings”), GPAQ Acquiror Merger Sub, Inc. a wholly-owned subsidiary of Holdings (“Acquiror Merger Sub”) and GPAQ Company Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (“Company Merger Sub”).

All activity through September 30, 2019 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) of 12,500,000 units, the simultaneous sale of 4,900,000 warrants (the “Private Placement Warrants”) in a private placement (the “Private Placement”) to Gordon Pointe Management, LLC (the “Sponsor”), the Company’s search for a target business with which to complete a Business Combination and the proposed acquisition of HOF Village, LLC (“HOFV”) (see Note 5).

Pursuant to the Company’s Amended and Stated Certificate of Incorporation, the Company had until July 30, 2019 (the “Initial Date”) to complete a Business Combination (the “Combination Period”). On July 26, 2019, the Company held a special meeting of the stockholders of the Company at which the stockholders approved, among other things, a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Extension Amendment”) to extend the deadline to complete a Business Combination from July 30, 2019 to October 31, 2019 (the “Extension”), plus an option for the Company to further extend such date up to three times (the latest such date being referred to as the “Extended Date”), each by an additional 30 days.

The Company’s Sponsor agreed to contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) $0.10 for each share of the Company’s common stock issued in its Initial Public Offering (each, a “Public Share”) that did not redeem in connection with the stockholder vote to approve the Extension Amendment, plus, if the Company elects to further extend the deadline to complete a Business Combination beyond October 31, 2019, $0.033 for each 30-day period, or portion thereof, up to three additional 30-day periods. On July 26, 2019, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor in the aggregate amount of $1,105,354 in order to fund the extension payment. The Promissory Note is non-interest bearing and repayable by the Company to the Sponsor upon consummation of the Company’s Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account. The Sponsor will have the sole discretion whether to continue extending for additional 30-day periods until the Extended Date and, if the Sponsor determines not to continue extending for additional 30-day periods, its obligation to make additional Contributions will terminate.

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

On October 29, 2019, the Company elected to extend the deadline to complete a Business Combination from October 31, 2019 to November 30, 2019. In connection with such 30-day extension, the Company contributed $0.033 for each of the Company’s public shares outstanding, for an aggregate contribution of $364,767, into the Trust Account. The Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $364,767 in order to fund the extension payment (see Note 8).

Nasdaq Notification

On November 4, 2019, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the NASDAQ Capital Market.  The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule.  The Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe.  If NASDAQ accepts the Company’s plan, NASDAQ may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule.  If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

NOTE 2. LIQUIDITY

As of September 30, 2019, the Company had $91,539 in its operating bank accounts, $115,904,495 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $391,834, which excludes franchise and income taxes payable of $118,424, of which such amounts will be paid from interest earned on the Trust Account. As of September 30, 2019, approximately $3,158,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. During the nine months ended September 30, 2019, the Company withdrew $796,234 of interest from the Trust Account in order to pay its franchise and income tax obligations.

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

In April 2019, the Sponsor committed to provide an aggregate of $410,000 in loans to the Company to finance transaction costs in connection with a Business Combination, as evidenced by a convertible promissory note dated June 18, 2019. On September 27, 2019, the Company issued a convertible promissory note to the Sponsor in the aggregate amount of $490,000 to finance transaction costs in connection with a Business Combination. As of September 30, 2019, an aggregate of $445,545 was outstanding under the convertible promissory notes.

Such loans, to the extent advanced, are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor, nor any of the stockholders, officers or directors, or third parties are under any obligation to advance funds to, or invest in, the Company, except for the convertible promissory notes discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until the Extended Date to consummate a Business Combination. There is no assurance that they will be able to do so prior to the Extended Date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 18, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Marketable securities held in Trust Account

At September 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the nine months ended September 30, 2019, the Company withdrew $796,234 of interest income to pay its franchise and income tax obligations.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of up to 9,965,744 and 11,581,723 shares of common stock subject to possible redemption at September 30, 2019 and 2018, respectively, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase 17,400,000 shares of Class A common stock in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Month Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(30,315)	$346,395	$902,908	$670,005
Less: Income attributable to common stock subject to possible redemption	(468,725)	(445,137)	(1,526,833)	(1,064,409)
Adjusted net loss	$(499,040)	$(98,742)	$(623,925)	$(394,404)

Weighted average shares outstanding, basic and diluted	4,067,475	4,033,550	4,060,633	3,923,327

Basic and diluted net loss per common share	$(0.12)	$(0.02)	$(0.15)	$(0.10)

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 4. RELATED PARTY TRANSACTIONS

Advances from Related Party

In March 2019, the Sponsor advanced an aggregate of $164,850 for working capital purposes, of which such amount was repaid during the nine months ended September 30, 2019. As of September 30, 2019, there were no outstanding advances.

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Convertible Promissory Notes – Related Party

On June 18, 2019, the Company entered into a promissory note with the Sponsor, pursuant to which the Company can borrow up to an aggregate amount of $410,000 to finance transaction costs in connection with a Business Combination. On September 27, 2019, the Company entered into a second promissory note with the Sponsor, pursuant to which the Company can borrow up to an aggregate amount of $490,000 to finance transaction costs in connection with the Business Combination.

In addition, on July 26, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $1,105,354 in order to fund the extension loan into the Trust Account.

These notes are non-interest bearing, unsecured and due to be paid upon the completion of a Business Combination. Up to $1,500,000 of the loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

As of September 30, 2019, there was an aggregate of $1,550,899 outstanding under the promissory notes.

On October 29, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $364,767 in order to fund the extension payment to the Trust Account (see Note 8).

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 30, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended September 30, 2019 and 2018, the Company incurred $30,000 in fees for these services. For the nine months ended September 30, 2019 and 2018, the Company incurred $90,000 and $80,000, respectively, in fees for these services. At September 30, 2019 and December 31, 2018, an aggregate of $60,000 in administrative fees are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to (other than the Sponsor’s commitment to provide the Company an aggregate of $900,000 in loans in order to finance transaction costs in connection with a Business Combination (see Note 4)), loan the Company funds from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Merger Agreement

On September 16, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Holdings, Acquiror Merger Sub, Company Merger Sub (together with Acquiror Merger Sub, the “Merger Subs”), HOF Village, LLC, a Delaware limited liability company (“HOFV”) and HOF Village Newco, LLC, a Delaware limited liability company and a wholly-owned subsidiary of HOFV (“Newco”).

The Merger Agreement provides for a business combination transaction pursuant to which: (i) Acquiror Merger Sub will be merged with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of Holdings and with stockholders of the Company receiving substantially equivalent securities of Holdings (the “Acquiror Merger”), and (ii) Company Merger Sub will be merged with and into Newco, with Newco continuing as the surviving entity and a wholly-owned subsidiary of Holdings and with the members of Newco receiving shares of common stock of Holdings (the “Company Merger”, and together with the Acquiror Merger, the “Mergers”).

The value of the aggregate merger consideration (the “Company Merger Consideration”) to be paid pursuant to the Merger Agreement to the holders of Newco Units as of immediately prior to the Effective Time (the “Newco Holders”) will be an amount equal to: (i) the aggregate capital contributions of the members of HOFV as set forth in a certificate of HOFV delivered at least five (5) days prior to the Closing Date (the “Closing Date Company Contributed Capital Amount”), multiplied by (ii) the Exchange Ratio of 1.2, divided by (iii) the Per Share Price of $10.00. The Company Merger Consideration will be paid in shares of Holdings common stock (the “Holdings Common Stock”).

The Mergers will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Class A Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 1,087,795 and 927,712 shares of common stock issued and outstanding, excluding an aggregate of up to 9,965,744 and 11,572,288 shares of common stock subject to possible redemption, respectively.

Class F Common Stock — The Company is authorized to issue 5,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 3,125,000 shares of common stock issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$115,904,495	$128,396,771

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On October 29, 2019, the Company elected to extend the deadline to complete a Business Combination from October 31, 2019 to November 30, 2019. In connection with such 30-day extension, the Sponsor contributed to the Company $0.033 for each of the Company’s public shares outstanding, for an aggregate contribution of $364,767, which amount was deposited into the Trust Account.

In connection with the extension, on October 29, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $364,767 in order to fund the 30-day extension.

On November 4, 2019, the Company received a Notice from the Listing Qualifications Department of Nasdaq indicating that the Company was not in compliance with the Minimum Public Holders Rule, which requires the Company to have at least 300 public holders for continued listing on the NASDAQ Capital Market.  The Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Gordon Pointe Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On September 16, 2019, we entered into the Merger Agreement with Holdings, Acquiror Merger Sub, Company Merger Sub, HOFV, and Newco. See Note 5 in Item 1 above for a description of the Merger Agreement.

On October 29, 2019, we elected to extend the deadline to complete a Business Combination from October 31, 2019 to November 30, 2019. In connection with such 30-day extension, the Sponsor contributed to us $0.033 for each of our public shares outstanding, for an aggregate contribution of $364,767, which amount was deposited into the Trust Account.

In connection with the extension, on October 29, 2019, we issued an unsecured promissory note to the Sponsor, pursuant to which we borrowed an aggregate principal amount of $364,767 in order to fund the 30-day extension.

Results of Operations

Our entire activity from inception up to January 30, 2018 was in preparation for our Initial Public Offering. Since the consummation of our Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates and the proposed acquisition of HOFV. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net loss of $30,315, which consists of operating costs of $578,996 and a provision for income taxes of $105,081, offset by interest income on marketable securities held in the Trust Account of $635,824 and an unrealized gain on marketable securities held in the Trust Account of $17,938.

For the nine months ended September 30, 2019, we had net income of $902,908, which consists of interest income on marketable securities held in the Trust Account of $2,140,094 and an unrealized gain on marketable securities held in the Trust Account of $21,155, offset by operating costs of $902,163 and a provision for income taxes of $356,178.

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

Liquidity and Capital Resources

As of September 30, 2019, we had marketable securities held in the Trust Account of $115,904,495 (including approximately $3,158,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through September 30, 2019, we withdrew $796,234 of funds from the interest earned on the Trust Account to pay our franchise and income tax obligations.

For the nine months ended September 30, 2019, cash used in operating activities was $1,239,797. Net income of $902,908 was offset by interest earned on marketable securities held in the Trust Account of $2,140,094, an unrealized gain on marketable securities held in our Trust Account of $21,155 and a deferred tax provision of $4,443. Changes in operating assets and liabilities provided $14,101 of cash from operating activities.

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

As of September 30, 2019, we had cash of $91,539 held outside the Trust Account. We are using the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In April 2019, the Sponsor committed to provide us an aggregate of $410,000 in loans to finance transaction costs in connection with a Business Combination, as evidenced by a convertible promissory note dated June 18, 2019. Additionally, on September 27, 2019, we issued the Sponsor a convertible promissory note in the aggregate amount of $490,000 to finance transaction costs in connection with a Business Combination. On July 26, 2019, we issued an unsecured convertible promissory note to the Sponsor, pursuant to which we borrowed an aggregate principal amount of $1,105,354 in order to fund the extension loan into the Trust Account. The loans are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. Up to $1,500,000 of the loans are convertible into warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2019, there was $1,550,899 outstanding under the promissory notes.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

GORDON POINTE ACQUISITION CORP.

Date: November 12, 2019	/s/ James J. Dolan
James J. Dolan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	/s/ Douglas L. Hein
Douglas L. Hein
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)