Form 10-K/A
period 2018-12-31
Gordon Pointe Acquisition Corp.
filed 2019-12-31
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Gordon Pointe Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2019, to add the internal control over financial reporting language in the introduction of paragraph 4 and paragraph 4(b) of the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This language was inadvertently omitted from the Section 302 Certifications attached to the Original Form 10-K.  Because no financial statements are contained within this Form 10-K/A, paragraph 3 of the Section 302 Certifications has been omitted. The modified Section 302 Certifications are attached to this Form 10-K/A as Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Original Form 10-K. Except as otherwise indicated herein, this Form 10-K/A continues to speak as of the date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. The filing of this Form 10-K/A is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 15. Exhibits and Financial Statements Schedules

(b)       Exhibits

The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GORDON POINTE ACQUISITION CORP.

Date: December 31, 2019	By:	/s/ James J. Dolan
James J. Dolan
Chairman and Chief Executive Officer
(Principal Executive Officer)

2