Form 10-K
period 2019-12-31
Gordon Pointe Acquisition Corp.
filed 2020-03-10
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of March 10, 2020, there were 8,042,536 shares of the Company’s Class A common stock, par value $0.0001 per share, and 3,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

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

On the IPO Closing Date, after payment of transaction expenses and underwriting discounts and commissions, we deposited net proceeds of $126,250,000 in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer and Trust Company acting as trustee (the “Trustee”). As of December 31, 2019, we had approximately $2,122 outside of the Trust Account, along with our Sponsor commitment of $490,000, which is intended to cover certain of the Company’s working capital expenses. If such funds are insufficient to cover our working capital expenses through March 30, 2020, our scheduled liquidation date, we may be unable to complete our initial Business Combination absent additional funding. Funds held in the Trust Account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earliest of (i) the completion of the Business Combination; (ii) the redemption of any shares of Common Stock properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of such shares of Common Stock if we do not complete a Business Combination by March 30, 2020 (or, May 14, 2020 if we obtain approval to further extend such date for 45 days at the special meeting of our stockholders scheduled for March 27, 2020 (such later date, the “Extended Date”) and (iii) the redemption of 100% of the shares of Common Stock if we are unable to complete a Business Combination by the Extended Date (subject to applicable law).

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

On July 26, 2019, we held a special meeting of our stockholders at which our stockholders approved, among other things, a proposal to amend our amended and restated certificate of incorporation (the “First Extension Amendment”) to extend the deadline to complete a Business Combination from July 30, 2019 to October 31, 2019, plus an option for us to further extend such date up to three times, each by an additional 30 days. We elected to extend such date three times, each by an additional 30 days, to January 29, 2020. The number of shares of Class A common stock presented for redemption in connection with the First Extension Amendment was 1,446,461 and we paid cash in the aggregate amount of $14,962,644.55 (or approximately $10.34 per share) to redeeming stockholders.

On September 16, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GPAQ Acquisition Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Holdings”), GPAQ Acquiror Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (“Company Merger Sub”), HOF Village, LLC, a Delaware limited liability company (“HOFV”) and HOF Village Newco, LLC, a Delaware limited liability company and a wholly-owned subsidiary of HOFV (“Newco”). Pursuant to the Merger Agreement, (i) Acquiror Merger Sub will be merged with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of Holdings and with security holders of the Company receiving substantially equivalent securities of Holdings, and (ii) Company Merger Sub will be merged with and into Newco, with Newco continuing as the surviving entity and a wholly-owned subsidiary of the Company and with the members of Newco receiving shares of common stock of Holdings.

On November 6, 2019, the Company entered into Amendment No. 1 to Agreement and Plan of Merger with Holdings, Acquiror Merger Sub, Company Merger Sub, HOFV, and Newco.

The Merger Agreement and related agreements are further described in the Form 8-K filed by the Company on September 17, 2019 and Amendment No. 1 to Agreement and Plan of Merger is further described in the Form 8-K filed by the Company on November 8, 2019. For additional information regarding HOFV, the Merger Agreement and the Business Combination, see the Definitive Proxy Statement on Schedule 14A filed by the Company on February 21, 2020.

On January 24, 2020, we held a special meeting of our stockholders at which our stockholders approved, among other things, a proposal to further amend our amended and restated certificate of incorporation (the “Second Extension Amendment”) to extend the deadline to complete a Business Combination from January 29, 2020 to February 29, 2020, plus an option for us to further extend such date for an additional 30 days. We elected to extend such date for an additional 30 days, to March 30, 2020. The number of shares of Class A common stock presented for redemption in connection with the Second Extension Amendment was 3,011,003 and we paid cash in the aggregate amount of $31,975,073 (or approximately $10.61 per share) to redeeming stockholders.

On February 21, 2020, we filed a definitive proxy statement on Schedule 14A for a special meeting of our shareholders scheduled for March 25, 2020 to vote on, among other things, the proposed business combination with HOFV.

On February 27, 2020, we filed a preliminary proxy statement for a special meeting of our shareholders scheduled for March 27, 2020 to vote on, among other things, a further extension of the deadline to consummate a business combination for 45 days to May 14, 2020 to provide for additional time to complete our proposed business combination with HOFV, if needed.

On March 10, 2020, the Company entered into Amendment No. 2 to Agreement and Plan of Merger with Holdings, Acquiror Merger Sub, Company Merger Sub, HOFV, and Newco.

Business Strategy

We have sought, and will continue to seek, to capitalize on the significant financial services, financial technology, banking and information technology experience and contacts of James J. Dolan, our Chairman and Chief Executive Officer and director of our company, and those of Douglas L. Hein, our Chief Financial and Chief Operating Officer, and our board of directors to identify, evaluate, acquire and operate any financial services and technology businesses we may acquire. We may pursue a Business Combination outside our identified industries. If we elect to pursue an investment outside of the financial services, technology, or cyber security industry, our management team’s expertise may not be applicable and we may rely more heavily on the management of the business we acquire.

Mr. Dolan, our board Chairman and Chief Executive Officer, and Mr. Hein, our Chief Financial and Chief Operating Officer, have extensive experience in the financial services industry and the financial technology industry, as well as extensive experience in operating financial services companies in a public company environment.

Mr. Dolan has over 40 years of operating and investing experience in the financial services and technology industries. He is currently the Chairman and CEO of Voyager, his family office and holding company, which owns and operates a diversified group of companies in the technology, financial services, real estate, aviation and natural resources industries. Mr. Dolan also serves as the CEO and Managing Director of a number of Voyager’s portfolio companies. Mr. Dolan is also the Chairman and CEO of Ascent Data, which he formed in 2009 and which is a provider of cloud computing services to financial and legal firms. He was a senior executive and shareholder of Federated Investors, Inc. (NYSE: FII), a multi-billion dollar global asset manager, for 19 years, from 1978 through 1997, including President of Federated Services Company, where he was responsible for technology, software, marketing, fund administration, client services, custody and shareholder services for over 100 domestic and international investment companies with operations in the U.S., Ireland, Cayman Islands and Luxembourg. There he was responsible for significant business units, including Fund Administration Services, Shareholders Services, Trade Execution and Settlement Services, Retirement Plan Services, Federated Bank & Trust, a state chartered bank which acted as trustee for Federated investment vehicles and provided services to Federated clients. He was also responsible for developing and implementing innovative computer systems and trade execution and clearance systems for the financial services industry. Following Federated, Mr. Dolan formed Access Data Corp., a SaaS company providing enterprise-wide data management, analysis for the financial services industry, including a suite of comprehensive data and reporting solutions covering mutual fund and ETF assets. In 2009, he led the sale of Access Data to Broadridge Financial Solutions (NYSE:BR), a global FinTech company providing investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Mr. Dolan is currently a director and founding shareholder of TriState Capital Holdings (NASDAQ:TSC), a commercial bank in Pittsburgh, Pennsylvania with total assets of $7.2 billion, which went public in May 2013. He is also a board member of Chartwell Investment Partners, an asset management firm with $9.6 billion in assets under management and a subsidiary of TriState. Mr. Dolan is also a board member and investor at Plan Member Financial Corporation, a broker dealer providing retirement planning services to over $12 billion in assets.

Mr. Hein has over 35 years of experience in financial and operations management. He currently serves as the Chief Financial Officer and Executive Vice President of Voyager where he is responsible for the overall fiscal management, accounting, financial, tax, banking, risk management, investor relations, human resources, and administrative functions of Voyager’s portfolio companies, including acting as CFO of Ascent Data and Voyager Jet, a private aviation company. He is also the Founder and President of Heritage Corporate Advisors, a company that advises privately held and multi-generational family owned businesses, strategically invests capital, and offers alternative financing solutions. Mr. Hein is a certified public accountant and began his career with KPMG where he specialized in the financial services industry and technology audit services. Throughout his career, Mr. Hein has been actively involved in numerous acquisitions, divestitures, and financing activities.

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

Acquisition Criteria

We have identified the following criteria that we are using in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	Established Businesses. We are seeking to acquire one or more businesses or assets that have a history of, or potential for, strong, stable cash flow generation, with predictable and recurring revenue streams and defensible niches.

●	Middle-Market Businesses. We are seeking to acquire one or more businesses or assets with enterprise value of approximately $250 million to $500 million.

●	Strong Management Teams. We are seeking to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We are focusing on management teams with a proven record of accomplishment of driving revenue growth, enhancing profitability and creating value for their equity holders.

●	Opportunities For Add-On Acquisitions. We are seeking to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute such transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Spin-Offs/Divestitures Of Non-Core Businesses Or Assets From Larger Companies. We are targeting businesses or assets that are part of larger enterprises that have a value proposition on a stand-alone basis, where the owners seek to divest or spin-off such businesses in order to focus on core activities.

●	Defensible Business Niche. We are seeking to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability.

●	Diversified Customer And Supplier Base. We are seeking to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

●	Businesses That Will Benefit From Additional Capital For Growth And A Public Currency For Acquisitions. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

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

Our Acquisition Process

In evaluating a prospective target business, we have conducted a thorough due diligence review that has encompassed, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information made available to us. We have also utilized our operational and capital planning experience.

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

We are focused on companies that have an enterprise value of $250 to $500 million, and that have strong management teams, growth potential, and that would benefit from access to capital for acquisitions and growth. Certain members of our management team are employed by certain affiliates of our sponsor. Our sponsor and its affiliates are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination.

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

Our sponsor, executive officers, and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination by the Extended Date. None of our officers or directors has been involved with any blank check companies or special purpose acquisition companies in the past.

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

Financial Position

With approximately $86.0 million in net proceeds from the Public Offering and sale of the Private Placement Warrants available for a Business Combination as of February 29, 2020, assuming no redemptions and before payment of deferred underwriting fees, or other deferred costs and other amounts incurred in excess of the amount held outside of the Trust Account, including the repayment of any Sponsor loans or advances, if any (collectively, the “Deferred Amounts”), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

After we closed on our Public Offering, we proceeded to contact businesses, intermediaries and other third parties to evaluate a number of targets that may be candidates for a possible Business Combination. Although we have entered into the Merger Agreement with HOFV, we are not able to determine at this time whether we will complete a Business Combination with HOFV or with any other target business. To assist in the review of Business Combinations, we have appointed a Board of Directors with deep business experience and strong ties within the industries that we have identified. As well, our Sponsor has recently formed an advisory board of industry and other professionals known to the Sponsor. In addition to providing general advisory services and industry and business insights to the Sponsor, one of the functions of these advisory board members will be to assist the Sponsor in the evaluation and sourcing of potential targets. We also anticipate that additional target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our final prospectus dated January 26, 2018 relating to the Public Offering and know what types of businesses we are targeting. Members of our management team, including Mr. Dolan, are affiliated with Voyager. Voyager is continuously made aware of potential business opportunities, one or more of which we may desire to pursue, for a Business Combination. While we have not yet engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our Sponsor, our officers or directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the closing of a Business Combination other than the reimbursement of any out-of-pocket expenses or the repayment of loans that we may receive from time to time to fund our working capital needs.

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

Stockholders May Not Have the Ability to Approve Our Business Combination

The proposed business combination with HOFV requires the approval of our stockholders. However, in the event the proposed business combination is not consummated, in connection with any alternative proposed business combination, we may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the United States Securities and Exchange Commission (the “SEC”). However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each type of transaction.

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

If our Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public stockholders who elected to redeem their shares. If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target business until the Extended Date.

Redemption of Public Shares and Liquidation if No Business Combination

We currently have until March 30, 2020 to complete our Business Combination. If we are unable to complete our Business Combination by the Extended Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants or the Private Placement Warrants, which will expire worthless if we fail to complete our Business Combination by the Extended Date.

Our Initial Stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination by the Extended Date. However, if our Initial Stockholders acquire public shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Business Combination by the Extended Date.

Our Sponsor, executive officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination by the Extended Date, unless we provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $2,000 of proceeds held outside the Trust Account as of December 31, 2019, as well as from our Sponsor commitment of $490,000, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we have sought and will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that our Sponsor would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

As of December 31, 2019, we had access to up to approximately $492,000, inclusive of the Sponsor’s commitment, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination by the Extended Date may be considered a liquidation distribution under Delaware law. If we comply with certain procedures set forth in Section 280 of the DGCL intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to our stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to such stockholder, and any liability of our stockholders would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination by the Extended Date, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our Business Combination by the Extended Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of the amount of interest which may be withdrawn to pay taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our Extended Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our public shares if we do not complete our Business Combination by the Extended Date, if they properly tender their respective shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of such public shares if we do not complete a Business Combination by the Extended Date or if they redeem their respective shares for cash upon the completion of the Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in our Trust Account. In the event we seek stockholder approval in connection with our Business Combination, a stockholder voting in connection with the Business Combination alone will not result in such stockholder redeeming its shares for an applicable pro rata share of our Trust Account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Public Offering that will apply to us until the consummation of our Business Combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our Initial Stockholders have agreed to waive any redemption rights with respect to their Founder Shares and public shares in connection with the completion of our Business Combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our Business Combination, we shall either (1) seek stockholder approval of our Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of Capital Stock voted are voted in favor of the Business Combination;

●	if our Business Combination is not consummated by the Extended Date, then our existence will terminate and we will distribute all amounts in our Trust Account; and

●	prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from our Trust Account or (ii) vote on any Business Combination.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities, which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial Business Combination by the Extended Date. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the Founder Shares and private placement warrants will not be transferable, assignable or saleable by our initial stockholders until, for the Founder Shares, the earlier of (1) one year after the completion of our initial Business Combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial Business Combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial Business Combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance working capital and/or transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Periodic Reporting and Financial Information

Our Units, Common Stock and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. Such reports and other information filed by the Company with the SEC are available on the SEC’s website at www.sec.gov. The contents of this website are not incorporated into this filing. Further, our references to the uniform resource locator (“URL”) for this website are intended to be inactive textual references only.

We will provide stockholders with audited consolidated financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these consolidated financial statements will need to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or International Financing Reporting Standards (“IFRS”). A particular target business identified by us as a potential acquisition candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act. As we are an accelerated filer, we would ordinarily be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. However, since we are an emerging growth company, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

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

 ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For additional risk factors related to the Company, HOFV and the Business Combination, see the Definitive Proxy Statement on Schedule 14A filed by the Company on February 21, 2020.

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results, and we will not commence operations until completing a Business Combination. Because we lack an operating history and have no operating results, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our public stockholders do not support such a combination.

While the proposed business combination with HOFV requires the approval of our stockholders, in the event the proposed business combination with HOFV is not consummated, in connection with any alternative, we may not hold a stockholder vote to approve our Business Combination unless the Business Combination would require stockholder approval under applicable law or stock exchange listing requirements, or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our Business Combination even if holders of a majority of our public shares do not approve of the Business Combination we complete. Please refer to “Item 1. Business – Stockholders May Not Have the Ability to Approve Our Business Combination” for additional information.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination by the Extended Date. Consequently, such a target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and redeeming the shares held by our public stockholders.

We have until the Extended Date to complete our Business Combination. We may not be able to find a suitable target business and complete our initial Business Combination within such time period absent securing an extension of such time period from our shareholders. If we have not completed our initial Business Combination within the prescribed timeframe, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination by the Extended Date and (iii) the redemption of our public shares if we are unable to complete our Business Combination by the Extended Date, subject to applicable law and as further described herein. In addition, if we are unable to complete our Business Combination by the Extended Date for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the Extended Date before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

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

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until the Extended Date, we may be unable to complete our Business Combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

As of December 31, 2019, we had approximately $2,000 available to us outside the Trust Account, in addition to our Sponsor commitment of $490,000, to fund our working capital requirements after the payment of certain transaction expenses. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate through the Extended Date assuming that our Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds, whether as a result of our breach or otherwise, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Of the net proceeds from our Public Offering and the sale of the Private Placement Warrants, only approximately $2,000 is available to us outside the Trust Account, along with our Sponsor commitment of $490,000, to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares (or less than $10.10 per share in certain circumstances where a third-party brings a claim against us that or Sponsor is unable to indemnify), and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities’’ constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the Trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination by the Extended Date; or (iii) absent a Business Combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of the Trust Account (or less than $10.10 per share in certain circumstances), and our Warrants will expire worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination by the Extended Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the Extended Date in the event we do not complete our Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination by the Extended Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

While we initially concentrated our efforts on identifying businesses in the financial services technology sector or related financial services or technology sectors, we may seek to complete a Business Combination with an operating company in any industry or sector. However we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to stockholders than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s areas of expertise.

While we initially concentrated our efforts on identifying businesses in the financial services technology sector or related financial services or technology sectors, we will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 40,000,000 shares of Common Stock, 5,000,000 shares of Class F Common Stock and 5,000,000 shares of Preferred Stock, par value $0.0001 per share. As of February 29, 2020, there were 14,557,464 and 1,875,000 authorized but unissued shares of Common Stock and Class F Common Stock available, respectively, for issuance, which amounts do not take into account shares reserved for issuance upon exercise of outstanding warrants or upon the conversion of the outstanding Class F Common Stock. Shares of Class F Common Stock are convertible into shares of our Common Stock at the time of our Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth in our amended and restated certificate of incorporation, including in certain circumstances in which we issue Common Stock or equity-linked securities related to our Business Combination. Shares of Class F common stock are also convertible at the option of the holder at any time. As of February 29, 2020, there were no shares of preferred stock issued and outstanding.

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

Our Initial Stockholders hold in the aggregate 3,125,000 Founder Shares, which represented 20.0% of the total outstanding shares upon completion of our Public Offering. The Founder Shares will be worthless if we do not complete our Business Combination. In addition, our Sponsor holds an aggregate of 4,900,000 Private Placement Warrants that will also be worthless if we do not complete a Business Combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial Business Combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director, and we may pay our Sponsor, officers, directors and any of their respective affiliates’ fees and expenses in connection with identifying, investigating and consummating an initial Business Combination.

 The personal and financial interests of our Sponsor, its affiliates or our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the Extended Date nears, which is the deadline for our completion of an initial Business Combination.

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

As of February 29, 2020, the net proceeds from our Public Offering and sale of our Private Placement Warrants provided us with approximately $86.0 million being held in the Trust Account that we may use to complete our Business Combination and pay related fees and expenses and any Deferred Amounts.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our Capital Stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our Capital Stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding Capital Stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Initial Stockholders, who currently own approximately 28% of our Capital Stock will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination by the Extended Date, unless we provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of the Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial Business Combination, in the event the proposed business combination with HOFV is not consummated, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.10 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our Initial Stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Initial Stockholders currently own 28.0% of our issued and outstanding shares of Capital Stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our Initial Stockholders purchase any additional shares of Common Stock in the aftermarket or in privately negotiated transactions, this would increase their control.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. We are deemed to be an accelerated filer for the year ending December 31, 2019. However, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. If we effect a business combination and lose our emerging growth company status, we will be required to be compliant as of December 31, 2019. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As of March 10, 2020, there was one holder of record of our Units, one holder of record of our separately traded shares of Class A Common Stock, twenty-six holders of record of our Class F Common Stock, and three holders of record of our separately traded Warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Our Sponsor, executive officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have until the Extended Date to complete our Business Combination. If we are unable to complete our Business Combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of December 31, 2019, $117,285,210 was held in the Trust Account, and we had approximately $2,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected historical financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, and the notes and schedules related thereto, which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	December 31,
	2019	2018
Income Statement Data:
Loss from operations	$(1,415,881)	$(780,534)
Net income	820,360	1,081,279

Cash Flow Data:
Net cash used in operating activities	$(1,914,625)	(480,090)
Net cash provided by (used in) investing activities	13,772,185	(126,250,000)
Net cash (used in) provided by financing activities	(11,944,995)	126,816,454

Balance Sheet Data:
Cash	$2,122	89,557
Marketable securities held in Trust Account	117,285,210	128,396,771
Total assets	117,308,755	128,492,855
Total liabilities	7,999,908	5,041,723
Common stock subject to possible redemption	104,308,846	118,451,128
Total stockholder’s equity	5,000,001	5,000,004

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on April 12, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We completed our Initial Public Offering on January 30, 2018.

Since the date of the Initial Public Offering, we have been contacting businesses, intermediaries and other third parties to evaluate a number of targets that may be candidates for a possible Business Combination. Although we will continue to review a number of opportunities to enter into a Business Combination, we are not able to determine at this time whether we will complete a Business Combination within the allotted 21-month timeframe. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, our capital stock, debt or a combination of cash, stock and debt

Recent Developments

On July 26, 2019, our stockholders approved an extension of the period of time for which we are required to consummate a business combination until October 31, 2019 plus an option by the Company to extend such date up to three times, each by an additional 30 days (the “First Extension Amendment”, and such later date, the “First Extended Date”). The number of shares of common stock presented for redemption in connection with the First Extension Amendment was 1,446,461 and the Company paid cash in the aggregate amount of $14,962,644.55 (or approximately $10.34 per share) to redeeming stockholders. In connection with the approval of the First Extension Amendment, the Sponsor had previously agreed to loan us $0.10 for each public share that was not redeemed in connection with the stockholder vote to approve the First Extension Amendment, plus, if the Company elected to further extend the deadline to complete an initial business combination beyond October 31, 2019, $0.033 for each 30-day period thereafter, or portion thereof, up to three additional 30-day periods. The Sponsor or its designees had the sole discretion whether to continue extending loans for additional calendar months until the First Extended Date and if the Sponsor determined not to continue extending loans for additional calendar months, its obligation to make the additional loans following such determination would terminate. The Company exercised all three of the additional 30-day periods, and in connection with such extensions, the Sponsor contributed a total of $2,199,654, which amount was placed into the Trust Account.

On September 16, 2019, the Company entered into the Merger Agreement with HOFV, Holdings, Acquiror Merger Sub, Company Merger Sub and Newco.

On January 24, 2020, our stockholders approved a further extension of the period of time for which we are required to consummate a business combination until February 29, 2020, plus an option by the Company to extend such date for an additional 30 days (the “Second Extension Amendment”, and such later date, the “Second Extended Date”). The number of shares of common stock presented for redemption in connection with the Second Extension Amendment was 3,011,003 and the Company paid cash in the aggregate amount of $31,975,073 (or approximately $10.61 per share) to redeeming stockholders. In connection with the approval of the Second Extension Amendment, the Sponsor had agreed to loan us $0.033 for each public share that was not redeemed in connection with the stockholder vote to approve the Second Extension Amendment, plus an additional $0.033 per public share if the Company elected to further extend the deadline to complete an initial business combination beyond February 29, 2020 for an additional 30 days. The Sponsor or its designees had the sole discretion whether to continue extending loans until the Second Extended Date and if the Sponsor determined not to continue extending loans, its obligation to make the additional loans following such determination would terminate. The Company exercised the additional 30-day option, and in connection with such extensions, the Sponsor contributed a total of $530,808, which amounts were placed into the Trust Account.

On February 27, 2020, we filed a preliminary proxy statement for a special meeting of our shareholders scheduled for March 27, 2020 to vote on, among other things, a further extension of the deadline to consummate a business combination for 45 days to May 14, 2020 to provide for additional time to complete our proposed business combination with HOFV, if needed.

In January 2020, our underwriters agreed that in the event the Mergers with HOFV are consummated, the deferred discount due to them of will be reduced to $2,500,000.

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

 For the year ended December 31, 2019, we had net income of $820,360, which consists of interest income on marketable securities held in the Trust Account of 2,651,036 and an unrealized gain on marketable securities held in the Trust Account of $9,588, offset by operating costs of $1,415,881 and a provision for income taxes of $424,383.

For the year ended December 31, 2018, we had net income of $1,081,279, which consists of interest income on marketable securities held in the Trust Account of $2,132,976 and an unrealized gain on marketable securities held in the Trust Account of $13,795, offset by operating costs of $780,534 and a provision for income taxes of $284,958.

Liquidity and Capital Resources

As of December 31, 2019, we had marketable securities held in the Trust Account of $117,285,210 (including approximately $3,445,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through December 31, 2019, we withdrew $1,009,194 of funds from the interest earned on the Trust Account to pay our franchise and income tax obligations.

For the year ended December 31, 2019, cash used in operating activities was $1,914,625. Net income of $820,360 was offset by interest earned on marketable securities held in the Trust Account of $2,651,036, an unrealized gain on marketable securities held in our Trust Account of $9,588 and a deferred tax provision of $2,014. Changes in operating assets and liabilities used $76,375 of cash from operating activities.

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

Other than as describe below, in order to fund working capital deficiencies and/or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. In February 2020, our Sponsor committed to provide us an aggregate of $490,000 in loans in order to finance transaction costs in connection with a Business Combination.

On June 18, 2019 and September 27, 2019, we issued the Sponsor convertible promissory notes, pursuant to which we borrowed an aggregate amount of $817,996 in order to finance transaction costs in connection with a Business Combination. In addition, during the period ended December 31, 2019, we issued unsecured convertible promissory notes to the Sponsor, pursuant to which we borrowed an aggregate principal amount of $2,199,654 in order to fund the extension loans into the Trust Account. The loans are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. Up to $1,500,000 of the loans are convertible into warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2019, there was $3,017,650 outstanding under the convertible promissory notes.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In addition, we have an agreement to pay the underwriters a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $4,375,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The deferred fee will be forfeited by the underwriters solely in the event that we fails to complete a Business Combination, subject to the terms of the underwriting agreement.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gordon Pointe Acquisition Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 10, 2020

GORDON POINTE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets
Cash	$2,122	$89,557
Prepaid expenses	18,750	6,527
Prepaid income taxes	2,673	—
Total Current Assets	23,545	96,084

Marketable securities held in Trust Account	117,285,210	128,396,771
Total Assets	$117,308,755	$128,492,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$532,744	$309,265
Income taxes payable	—	284,958
Total Current Liabilities	532,744	594,223

Convertible promissory notes – related party	3,017,650	—
Deferred tax liability	2,014	—
Deferred underwriting fees	4,375,000	4,375,000
Deferred legal fee payable	72,500	72,500
Total Liabilities	7,999,908	5,041,723

Commitments (Note 5)

Common stock subject to possible redemption, 9,831,911 and 11,572,288 shares at redemption value as of December 31, 2019 and 2018, respectively	104,308,846	118,451,128

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 40,000,000 shares authorized; 1,221,628 and 927,712 shares issued and outstanding (excluding 9,831,911 and 11,572,288 shares subject to possible redemption) as of December 31, 2019 and 2018, respectively	122	93
Class F Common stock, $0.0001 par value; 5,000,000 shares authorized; 3,125,000 shares issued and outstanding as of December 31, 2019 and 2018	313	313
Additional paid-in capital	3,100,343	3,920,735
Retained earnings	1,899,223	1,078,863
Total Stockholders’ Equity	5,000,001	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,308,755	$128,492,855

The accompanying notes are an integral part of the consolidated financial statements.

GORDON POINTE ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018

Operating costs	$1,415,881	$780,534
Loss from operations	(1,415,881)	(780,534)

Other income:
Interest income	2,651,036	2,132,976
Unrealized gain on marketable securities held in Trust Account	9,588	13,795
Total other income	2,660,624	2,146,771

Income before provision for income taxes	1,244,743	1,366,237
Provision for income taxes	(424,383)	(284,958)
Net income	$820,360	$1,081,279

Weighted average shares outstanding, basic and diluted (1)	4,098,986	3,953,561

Basic and diluted net loss per common share (2)	$(0.25)	$(0.12)

(1)	Excludes an aggregate of up to 9,831,911 and 11,572,288 shares subject to possible redemption at December 31, 2019 and 2018, respectively.

(2)	Excludes income of $1,854,509 and $1,571,048 attributable to shares subject to possible redemption for the years ended December 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

GORDON POINTE ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2018	—	$—	3,593,750	$359	$24,641	$(2,416)	$22,584

Sale of 12,500,000 Units, net of underwriting discounts and offering expenses	12,500,000	1,250	—	—	117,446,019	—	117,447,269

Sale of 4,900,000 Private Placement Warrants	—	—	—	—	4,900,000	—	4,900,000

Forfeiture of Founder Shares	—	—	(468,750)	(46)	46	—	—

Common stock subject to possible redemption	(11,572,288)	(1,157)	—	—	(118,449,971)	—	(118,451,128)

Net income	—	—	—	—	—	1,081,279	1,081,279

Balance – December 31, 2018	927,712	93	3,125,000	313	3,920,735	1,078,863	5,000,004

Change in value of common stock subject to possible redemption	293,916	29	—	—	(820,392)	—	(820,363)

Net income	—	—	—	—	—	820,360	820,360

Balance – December 31, 2019	1,221,628	$122	$3,125,000	$313	$3,100,343	$1,899,223	$5,000,001

The accompanying notes are an integral part of the consolidated financial statements.

GORDON POINTE ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$820,360	$1,081,279
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,651,036)	(2,132,976)
Unrealized gain on marketable securities held in Trust Account	(9,588)	(13,795)
Deferred tax provision	2,014	—
Changes in operating assets and liabilities:
Prepaid expenses	(12,223)	(6,527)
Prepaid income taxes	(2,673)	—
Accounts payable and accrued expenses	223,479	306,971
Income taxes payable	(284,958)	284,958
Net cash used in operating activities	(1,914,625)	(480,090)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(2,199,654)	(126,250,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	1,009,194	—
Cash withdrawn from Trust Account for redemptions	14,962,645	—
Net cash provided by (used in) investing activities	13,772,185	(126,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	122,500,000
Proceeds from sale of Private Placement Warrants	—	4,900,000
Advances from related party	164,850	88,095
Repayment of advances from related party	(164,850)	(143,302)
Proceeds from convertible promissory notes – related party	3,347,709	—
Repayment of convertible promissory notes – related party	(330,059)	—
Payment of offering costs	—	(528,339)
Redemption of commons shares	(14,962,645)	—
Net cash (used in) provided by financing activities	(11,944,995)	126,816,454

Net Change in Cash	(87,435)	86,364
Cash – Beginning	89,557	3,193
Cash – Ending	$2,122	$89,557

Supplementary cash flow information:
Cash paid for income taxes	$710,000	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$117,371,161
Change in value of common stock subject to possible redemption	$820,363	$1,079,967
Deferred underwriting fees	$—	$4,375,000
Deferred legal fee payable	$—	72,500

The accompanying notes are an integral part of the consolidated financial statements.

GORDON POINTE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’ subsidiaries are comprised of GPAQ Acquisition Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Holdings”), GPAQ Acquiror Merger Sub, Inc. a wholly owned subsidiary of Holdings (“Acquiror Merger Sub”) and GPAQ Company Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Holdings (“Company Merger Sub”).

All activity through December 31, 2019 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) which is described below, identifying a target company for a Business Combination and the proposed acquisition of HOF Village, LLC (“HOFV”) (see Note 6).

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

GORDON POINTE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the Company’s Amended and Stated Certificate of Incorporation, the Company had until July 30, 2019 (the “Initial Date”) to complete a Business Combination. On July 26, 2019, the Company held a special meeting of the stockholders of the Company at which the stockholders approved, among other things, a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Extension Amendment”) to extend the deadline to complete a Business Combination from July 30, 2019 to October 31, 2019 (the “Extension”), plus an option for the Company to further extend such date up to three times, each by an additional 30 days.

The Company’s Sponsor agreed to contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) $0.10 for each share of the Company’s common stock issued in its Initial Public Offering (each, a “Public Share”) that did not redeem in connection with the stockholder vote to approve the Extension Amendment, plus, if the Company elected to further extend the deadline to complete a Business Combination beyond October 31, 2019, $0.033 for each 30-day period, or portion thereof, up to three additional 30-day periods. On July 26, 2019, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor in the aggregate amount of $1,105,354 in order to fund the extension payment. The Promissory Note is non-interest bearing and repayable by the Company to the Sponsor upon consummation of the Company’s Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

In connection with the approval of the Extension Amendment, stockholders elected to redeem an aggregate of 1,446,461 shares of the Company’s Class A common stock. As a result, an aggregate of approximately $14,962,645 (or approximately $10.34 per share) was removed from the Company’s Trust Account to pay such stockholders.

On each of October 29, 2019, November 27, 2019 and December 26, 2019, the Company elected to extend the deadline to complete a Business Combination from October 31, 2019 to January 29, 2020. In connection with such extensions, the Company contributed $0.033 for each of the Company’s public shares outstanding, for an aggregate contribution of $1,094,300, into the Trust Account. The Company issued unsecured promissory notes to the Sponsor in the aggregate amount of $1,094,300 in order to fund the extension payments. The promissory notes are non-interest bearing and repayable by the Company to the Sponsor upon consummation of the Company’s Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account

On January 24, 2020, the Company held a special meeting of the stockholders of the Company at which the stockholders approved, among other things, a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Second Extension Amendment”) to extend the deadline to complete a Business Combination from January 29, 2020 to February 29, 2020, plus an option by the Company to further extend such date for an additional 30 days. In connection with the approval of the extension, stockholders elected to redeem an aggregate of 3,011,003 shares of the Company’s Class A common stock. As a result, an aggregate of approximately $31,975,073 (or approximately $10.61 per share) was removed from the Company’s Trust Account to pay such stockholders and 8,042,536 shares of Class A common stock are now issued and outstanding. In connection with such extension, the Sponsor contributed $0.033 for each of the Company’s public shares outstanding, for an aggregate contribution of $265,404, into the Trust Account. In addition, on February 27, 2020, the Company exercised the additional 30-day option, and in connection with such extension, the Sponsor contributed an additional $265,404, which amount was placed into the Trust Account.

If the Company is unable to complete a Business Combination by the Extended Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less amounts previously released to pay taxes and less interest to pay dissolution expenses of up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

GORDON POINTE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Initial Stockholders have agreed to (i) waive their conversion rights with respect to their Founder Shares and Public Shares in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination by the Extended Date and (iii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates by the Extended Date. The underwriter and legal counsel have agreed to waive their rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination by the Extended Date and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.10 per Unit in the Initial Public Offering. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Nasdaq Notification

On November 4, 2019, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the NASDAQ Capital Market.  The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule.  The Company submitted a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe.  If NASDAQ accepts the Company’s plan, NASDAQ may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule.  If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

On January 8, 2020, the Company received a written notice (the “Notice II”) from Nasdaq indicating that the Company was not in compliance with Listing Rules 5620(a) and 5810(c)(2)(G) (the “Annual Shareholders Meeting Rule”), which requires the Company to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end for continued listing on the NASDAQ Capital Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Company submitted a plan to regain compliance with the Annual Shareholders Meeting Rule. Nasdaq accepted the Company’s plan to regain compliance by March 30, 2020.

Liquidity

As of December 31, 2019, the Company had $2,122 in its operating bank accounts, $117,285,210 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $493,348, which excludes prepaid income taxes and franchise taxes payable of $2,673 and franchise taxes payable of $18,524, respectively, of which such amounts will be paid from interest earned on the Trust Account. As of December 31, 2019, approximately $3,445,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. During the year ended December 31, 2019, the Company withdrew $1,009,194 of interest from the Trust Account in order to pay its franchise and income tax obligations.

On June 18, 2019 and September 27, 2019, the Company issued to the Sponsor convertible promissory notes, pursuant to which the Company borrowed an aggregate amount of $817,996 in order to finance transaction costs in connection with a Business Combination. In addition, during the year ended December 31, 2019, the Company issued unsecured convertible promissory notes to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $2,199,654 in order to fund the extension loans into the Trust Account. The loans are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. Up to $1,500,000 of the loans are convertible into warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2019, there was $3,017,650 outstanding under the convertible promissory notes.

On February 20, 2020, our Sponsor committed to provide the Company an aggregate of $490,000 in loans in order to finance transaction costs in connection with a Business Combination.

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

GORDON POINTE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Marketable securities held in Trust Account

At December 31, 2019 and 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the year ended December 31, 2019, the Company withdrew $1,009,194 of interest income to pay its franchise and income tax obligations.

GORDON POINTE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2019 and 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of up to 9,831,911 and 11,572,288 shares of common stock subject to possible redemption at December 31, 2019 and 2018, respectively, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase 17,400,000 shares of Class A common stock in the calculation of diluted net loss per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net income	$820,360	$1,081,279
Less: Income attributable to common stock subject to redemption	(1,854,509)	(1,571,048)
Adjusted net loss	$(1,034,149)	$(489,769)

Weighted average shares outstanding, basic and diluted	4,098,986	3,953,561

Basic and diluted net loss per common share	$(0.25)	$(0.12)

GORDON POINTE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019 and 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated financial statements, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 12, 2017, the Company issued an aggregate of 3,593,750 shares of Class F common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments. The 3,593,750 Founder Shares included an aggregate of up to 468,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters’ election to exercise their over-allotment option expired unexercised on March 12, 2018 and, as a result, 468,750 Founder Shares were forfeited, resulting in 3,125,000 Founder Shares outstanding.

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

GORDON POINTE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advances from Related Party

Through December 31, 2018, the Sponsor advanced an aggregate of $143,302 for costs associated with the Initial Public Offering, of which such amount was repaid during the year ended December 31, 2018. In March 2019, the Sponsor advanced an aggregate of $164,850 for working capital purposes, of which such amount was repaid during the year ended December 31, 2019. As of December 31, 2019 and 2018, there were no outstanding advances.

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

On each of October 29, 2019, November 27, 2019 and December 26, 2019, the Company issued unsecured promissory notes to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $1,094,300 in order to fund the extension payments to the Trust Account.

These notes are non-interest bearing, unsecured and due to be paid upon the completion of a Business Combination. Up to $1,500,000 of the loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

As of December 31, 2019, there was an aggregate of $3,017,650 outstanding under the promissory notes.

On each of January 24, 2020 and February 27, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $530,808 in order to fund the extension payment to the Trust Account (see Note 8).

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 30, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the years ended December 31, 2019 and 2018, the Company incurred $120,000 and $110,000, respectively, in fees for these services. At December 31, 2019 and 2018, an aggregate of $30,000 and $60,000, respectively, in administrative fees are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to (other than the Sponsor’s commitment to provide the Company an aggregate of $900,000 in loans in order to finance transaction costs in connection with a Business Combination (see Note 5)), loan the Company funds from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

The Sponsor has committed to provide an aggregate of $490,000 in loans to the Company to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. There are no amounts currently outstanding under the loans.

NOTE 6. COMMITMENTS

Director Compensation

The Company has agreed to pay each of its independent directors an annual retainer of $20,000 (pro-rated for interim periods of service) for their service as members of the Company’s Board, for which, in addition to general matters of corporate governance and oversight, the Company expects its Board members to assist the Company in the identification and evaluation of industries and particular businesses that are, in the reasonable judgment of the Board, suitable acquisition targets for the Company, as well as assisting the Company in the review and analysis of alternative Business Combinations. In addition, the Company has agreed to pay each independent director a telephonic meeting fee of $1,000 or in-person meeting fee of $1,500 for each meeting attended by such independent director. The Company has also agreed to pay the Chairperson of the Audit Committee an annual retainer of $7,500 and the Chairperson of the Compensation Committee an annual retainer of $5,000. The fees will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees, therefore, these amounts are not accrued in the accompanying consolidated financial statements.

GORDON POINTE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on January 24, 2018, the holders of the Company’s Founder Shares, Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $4,375,000 (see Note 11). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fee

In connection with the closing of the Initial Public Offering, the Company became obligated to pay its attorneys a deferred legal fee of $72,500 upon consummation of a Business Combination. Accordingly, the Company recorded $72,500 as deferred legal payable in the accompanying balance sheets. The deferred fee will be forfeited by the attorneys in the event that the Company fails to complete a Business Combination.

Merger Agreement

On September 16, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Holdings, Acquiror Merger Sub, Company Merger Sub (together with Acquiror Merger Sub, the “Merger Subs”), HOF Village, LLC, a Delaware limited liability company (“HOFV”) and HOF Village Newco, LLC, a Delaware limited liability company and a wholly owned subsidiary of HOFV (“Newco”).

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

The Mergers will be consummated subject to the deliverables and provisions as further described in the Merger Agreement, as amended (see Note 11).

GORDON POINTE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 1,221,628 and 927,712 shares of common stock issued and outstanding, excluding an aggregate of up to 9,831,911 and 11,572,288 shares of common stock subject to possible redemption, respectively.

Class F Common Stock — The Company is authorized to issue 5,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 3,125,000 shares of common stock issued and outstanding.

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

GORDON POINTE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAX

The Company’s net deferred tax liability at December 31, 2019 is as follows:

Deferred tax liability
Unrealized gain on marketable securities	$(2,014)
Deferred tax liability	$(2,014)

The Company does not have any significant deferred tax assets or liabilities at December 31, 2018.

The income tax provision consists of the following:

	Year Ended December 31,
	2019	2018
Federal
Current	$422,369	$284,958
Deferred	569	1,952

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	1,445	(1,952)
Income tax provision	$424,383	$284,958

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
Business combination expenses	13.0%	0.0%
Change in valuation allowance	0.1%	(0.1)%
Income tax provision	34.1%	20.9%

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

GORDON POINTE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$117,285,210	$128,396,771

NOTE 10. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table presents summarized unaudited quarterly financial data for each of the four quarters for the year ended December 31, 2019 and 2018. The data has been derived from the Company’s unaudited consolidated financial statements that, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the financial statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2019
Operating costs	$175,067	$148,100	$578,996	$513,718
Interest income	$733,515	$770,755	$635,824	$510,942
Unrealized gain (loss) on marketable securities	$7,485	$(4,268)	$17,938	$(11,567)
Net income (loss)	$444,697	$488,526	$(30,315)	$(82,548)
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.15)	$(0.10)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018
Operating costs	$229,889	$186,300	$170,280	$194,065
Interest income	$292,038	$513,904	$628,346	$698,688
Unrealized (loss) gain on marketable securities	$(16,762)	$36,642	$(19,592)	$13,507
Net income	$35,856	$287,754	$346,395	$411,274
Basic and diluted loss per share	$(0.05)	$(0.02)	$(0.02)	$(0.02)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

In January 2020, the underwriters agreed that in the event the Mergers with HOFV are consummated, the deferred discount due to them of will be reduced to $2,500,000.

On January 24, 2020, the Company held a special meeting of its stockholders at which the stockholders approved, among other things, a proposal to further amend the Company’s Amended and Restated Certificate of Incorporation (the “Second Extension Amendment”) to extend the deadline to complete a Business Combination from January 29, 2020 to February 29, 2020, plus an option for the Company to further extend such date for an additional 30 days. The Company elected to extend such date for an additional 30 days, to March 30, 2020. The number of shares of Class A common stock presented for redemption in connection with the Second Extension Amendment was 3,011,003 and the Company paid cash in the aggregate amount of $31,975,073 (or approximately $10.61 per share) to redeeming stockholders.

On February 21, 2020, the Company filed a definitive proxy statement on Schedule 14A for a special meeting of its shareholders scheduled for March 25, 2020 to vote on, among other things, the proposed business combination with HOFV.

On February 27, 2020, the Company filed a preliminary proxy statement for a special meeting of its shareholders scheduled for March 27, 2020 to vote on, among other things, a further extension of the deadline to consummate a business combination for 45 days to May 14, 2020 to provide for additional time to complete the proposed business combination with HOFV, if needed.

Upon completion of the Mergers, current stockholders who do not exercise their redemption rights will receive 1.421333 shares of Holdings Common Stock to replace each one of their existing shares of the Company’s Class A common stock and current holders of Class F common stock will receive one share of Holdings Common Stock to replace each one of their existing shares of the Company’s Class F common stock, as applicable. Upon completion of the Mergers, all of the warrants to purchase the Company’s common stock will be cancelled and exchanged for warrants (“Holdings Warrants”) to purchase 1.421333 shares of Holdings Common Stock per warrant on the same terms and conditions as the original warrants.

Further, in order to support the transactions contemplated by the Merger Agreement and any possible private financing transactions that may be entered into in connection with the Merger Agreement, the Sponsor has agreed that up to 1,185,741 of its Class F common shares will be cancelled prior to the Effective Time (as defined in the Merger Agreement) pursuant to a Side Letter entered into by HOFV and the Sponsor dated March 10, 2020, which number shall be calculated based on the number of redemptions by the Company’s public stockholders. The Sponsor has also agreed that it will transfer up to one-half of the shares of Holdings Common Stock that it will receive upon conversion of its Class F common shares (after any such cancellation); provided that the number of shares of Holdings Common Stock that the Sponsor shall transfer to HOFV shall be capped so that the Sponsor retains no less than 1.125 million shares of Holdings Common Stock. The Sponsor has also agreed to transfer one-half of the Holdings Warrants that it will receive upon conversion of its warrants to purchase shares of Class A common stock at the Effective Time.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Title
James J. Dolan	65	Chairman, Chief Executive Officer
Douglas L. Hein	62	Chief Financial and Chief Operating Officer
Robert B. Cross	41	Director
David Dennis	62	Director
Joseph F. Mendel	63	Director
Neeraj Vohra	56	Director

James J. Dolan has been our Chairman since March 2017. Mr. Dolan is the Chairman and CEO of Voyager Holdings II, LLC (“Voyager”), a family office and holding company. Voyager owns and operates a diversified group of companies in the technology, real estate, financial services, aviation, timber and natural resource industries. Mr. Dolan is an experienced executive, entrepreneur and business strategist. He combines a broad experience in law, technology, service industries, banking, asset management, real estate and natural resources to identify, develop and lead transformational companies. He has a successful record of founding, growing, and selling companies. Mr. Dolan serves as CEO or Managing Director of a number of Voyager’s portfolio companies. He was the founder of Access Data, a software-as-service company providing data management and sales related analytics to the mutual fund industry. The company was sold to Broadridge Financial Solutions, Inc. (NYSE: BR) in 2009. Following that sale, he formed Ascent Data, a provider of cloud computing services to financial and legal firms, where he serves as Chairman and CEO. Mr. Dolan serves as Managing Director of Western Pacific Timber and Western Resource Holdings based in Boise, Idaho. He is Chairman and CEO of Voyager Jet in Pittsburgh, PA and previously led the creation of Yellowstone Jet Center in Bozeman, Montana and its 2011 sale to Signature Flight Support (LON: BBA). He was Chairman and CEO of Atlantic Aviation Flight Services, which he sold to Sentient Jet in 2005. Mr. Dolan currently serves on the board of directors of Plan Member Financial Corporation, a provider of retirement planning services to non-profit and for-profit employers and their employees based in Santa Barbara, California, TriState Capital Holdings (NASDAQ: TSC), a commercial bank in Pittsburgh, Pennsylvania with total assets of $7.2 billion, which went public in May 2013, and Chartwell Investment Partners, an asset management firm based in Radnor, Pennsylvania with $9.6 billion in assets under management and a subsidiary of TriState.

He was a senior executive for 19 years at Federated Investors, Inc. (NYSE: FII), a $300 billion global asset manager, from 1978 through 1997, including President of Federated Services Co. where he was responsible for technology, software, marketing, fund administration, client services, custody and shareholder services for over 100 domestic and international investment companies with operations in the U.S., Ireland, Cayman Islands and Luxembourg. He was President of Federated Services Company, Chairman and CEO of Federated Bank and Trust Co. and a Director of Federated International, Ltd. Mr. Dolan is also Chairman of the Going to The Sun Rally, a Montana vintage rally that supports Montana charities, and he serves as Chairman of the Pittsburgh Vintage Grand Prix, a 501(c)(3) that sponsors the longest running vintage street race in America and supports autism charities. Mr. Dolan received a B.A. degree from Villanova University in 1976 and a J.D. from Duquesne University School of Law in 1980. Mr. Dolan’s significant investment and financial expertise make him well qualified to serve as our Chief Executive Officer and as Chairman of our board of directors.

Douglas L. Hein has been our Chief Financial and Chief Operating Officer since January 2018. Mr. Hein has over 35 years of experience in financial and operations management. He currently serves as the Chief Financial Officer and Executive Vice President of Voyager where he is responsible for the overall fiscal management, accounting, financial, tax, banking, risk management, investor relations, human resources, and administrative functions of Voyager’s portfolio companies, including acting as CFO of Ascent Data, a provider of cloud computing services to financial and legal firms, and Voyager Jet, a private aviation company. He is also the Founder and President of Heritage Corporate Advisors, a company that advises privately held and multi-generational family owned businesses, strategically invests capital, and offers alternative financing solutions. Mr. Hein co-founded and was CFO of Access Data Corp., a SaaS company providing data management and sales related analytics to the mutual fund industry, from 1997 until it was sold in 2009 to BroadRidge Financial Solutions, Inc. (NYSE: BR). He also served as Chief Operating Officer and Senior Vice President at Federated Administrative Services, a subsidiary of Federated Investors (NYSE: FII), from 1992 to 1997. Mr. Hein worked at KPMG from 1979 to 1992 providing audit and consulting services specializing in the financial services industry and technology audit services. Mr. Hein received a B.S. degree in Business Administration from Clarion University of Pennsylvania.

Robert B. Cross has been one of our independent directors since January 2018. Mr. Cross is a former British military officer with a distinguished and decorated nine-year career and appointments as commander serving on combat operations in the Middle East, Central Asia and Africa. He was also responsible for the development of the technological capabilities of the Special Forces. In 2006, Mr. Cross was awarded the Military Cross for bravery and leadership whilst serving in Iraq. He is the Founder and CEO of Adarga Limited, an A.I. powered technology business which is building cutting-edge analytical software for the defense, security and finance markets. Mr. Cross is also the Founder and Managing Director of Broxwood Partners, a group of family offices that has invested in a number of European companies, including Mansfelder Kupfer und Messing (MKM), a leading European manufacturer of primary and semi-finished products made of copper and copper alloys, and HUEZ, a UK designer and manufacturer of premium cycle apparel. From 2009 to 2012, Mr. Cross was an investment banker at JP Morgan in the Equity Capital Markets Group. Mr. Cross is also the Founder and Chairman of Capstar, a business providing chauffeuring, aviation, recruitment, security and other bespoke services, which hires and employs wounded veterans of the British Armed Forces. He received a degree in law from Exeter University in 1999.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2019 there were no delinquent filers.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial Business Combination by the Extended Date. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the Founder Shares and private placement warrants will not be transferable, assignable or saleable by our initial stockholders until, for the Founder Shares, the earlier of (1) one year after the completion of our initial Business Combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial Business Combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial Business Combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance working capital and/or transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

ITEM 11. EXECUTIVE COMPENSATION

None of our officers or directors received any cash compensation for services rendered to us during the year ended December 31, 2019 and 2018; however, we have agreed to pay our directors the fees described in “Item 10. Director, Executive Officers and Corporate Governance – Director Compensation.” In addition, commencing on January 24, 2018, we have agreed to pay monthly recurring expenses of $10,000 to an affiliate of our Sponsor for office space, administrative and secretarial and administrative support. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigation and completing our Business Combination. The individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors and our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed.

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

The following table sets forth information available to us at March 10, 2020 with respect to the beneficial ownership of our Common Stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our executive officers and directors that beneficially own shares of our Common Stock; and

●	all executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants, as they are not exercisable within 60 days of March 10, 2020.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares of Outstanding Common Stock
Gordon Pointe Management, LLC(2)(3)	3,050,000	27.31%
James J. Dolan(2)(3)	3,050,000	27.31%
Douglas L. Hein(4)	35,000	*
Robert B. Cross	10,000	*
David Dennis	10,000	*
Joseph F. Mendel	10,000	*
Neeraj Vohra	10,000	*
All directors and executive officers as a group (6 individuals)	3,125,000	27.98%
AQR Capital Management, LLC(5)	579,800	5.19%
Hudson Bay Capital Management LP(6)	700,000	6.27%
Polar Asset Management Partners Inc.(7)	759,250	6.80%
Hawkeye Capital Master(8)	983,000	8.80%
Basso SPAC Fund LLC(9)	887,122	7.94%
Glazer Capital, LLC(10)	920,524	8.24%
Mizuho Financial Group, Inc.	1,085,500	9.72%

*	Less than one percent.

(1)	This table is based on 8,042,536 shares of Common Stock and 3,125,000 shares of Class F Common Stock outstanding as of February 26, 2020. Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is c/o Gordon Pointe Management, LLC, 780 Fifth Avenue South, Naples, Florida 34102.

(2)	Represents shares of Class F Common Stock which are automatically convertible into shares of Common Stock at the time of our Business Combination on a one-for-one basis, subject to adjustment. Percentage ownership assumes all shares are converted to Common Stock.

(3)	Mr. Dolan may be deemed to beneficially own 3,050,000 shares of Class F Common Stock through his ownership of membership interests in Gordon Pointe Management, LLC and as the managing member of Gordon Pointe Management, LLC. Includes 325,000 shares granted by Mr. Dolan and Gordon Point Management, LLC to various trusts or estate planning vehicles for certain Dolan grandchildren and other Dolan family members that are managed by Mr. Dolan’s adult children, over which Mr. Dolan disclaims beneficial ownership.

(4)	Does not include 35,000 shares issuable upon exercise of Private Placement Warrants.

(5)	According to Amendment No. 1 to Schedule 13G filed on February 14, 2020, the business address of AQR Capital Management, LLC is Two Greenwich Plaza, Greenwich, CT 06830.

(6)	According to Schedule 13G filed on February 4, 2019, the business address of Hudson Bay Capital Management LP is 777 Third Avenue, 30Floor, New York, NY 10017.

(7)	According to Schedule 13G filed on February 11, 2019, the business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(8)	According to Amendment No. 1 to Schedule 13G filed on February 13, 2020, the business address of Hawkeye Capital Master is c/o The Harbour Trust Co., Ltd., PO Box 897, Windward 1, Regatta Office Park, West Bay Road, Grand Cayman KY1-1103 Cayman Islands.

(9)	According to Amendment No. 2 to Schedule 13G filed on February 7, 2020, the business address of Basso SPAC Fund LLC is 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902.

(10)	According to Schedule 13G filed on February 14, 2020, the business address of Glazer Capital, LLC is 250 West 55th Street, Suite 30A, New York, NY 10019.

(11)	According to Schedule 13G filed on February 14, 2020, the business address of Mizuho Financial Group, Inc. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

Our Initial Stockholders beneficially own approximately 28% of our issued and outstanding shares of our Capital Stock. Because of this ownership block, our Initial Stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

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

If we do not complete a Business Combination by the Extended Date, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Common Stock, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

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

Related Party Advances

Through December 31, 2018, the Sponsor advanced an aggregate of $143,302 for costs associated with the Initial Public Offering, of which such amount was repaid during the year ended December 31, 2018. In March 2019, the Sponsor advanced an aggregate of $164,850 for working capital purposes, of which such amount was repaid during the year ended December 31, 2019. As of December 31, 2019 and 2018, there were no outstanding advances.

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

In February 2020, the Sponsor committed to provide an aggregate of $490,000 in loans to the Company in order to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. The loans may also be convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

Convertible Promissory Notes – Related Party

On June 18, 2019, we entered into a promissory note with the Sponsor, pursuant to which we can borrow up to an aggregate amount of $410,000 to finance transaction costs in connection with a Business Combination. On September 27, 2019, we entered into a second promissory note with the Sponsor, pursuant to which we can borrow up to an aggregate amount of $490,000 to finance transaction costs in connection with the Business Combination.

In addition, on July 26, 2019, we issued an unsecured promissory note to the Sponsor, pursuant to which we borrowed an aggregate principal amount of $1,105,354 in order to fund the extension loan into the Trust Account.

On each of October 29, 2019, November 27, 2019 and December 24, 2019, we issued unsecured promissory notes to the Sponsor, pursuant to which we borrowed an aggregate principal amount of $1,094,300 in order to fund the extension payments to the Trust Account.

These notes are non-interest bearing, unsecured and due to be paid upon the completion of a Business Combination. Up to $1,500,000 of the loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

As of December 31, 2019, there was an aggregate of $3,017,650 outstanding under the promissory notes.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm for the years ended December 31, 2019 and 2018 include:

	Year Ended December 31,
	2019	2018
Audit Fees(1)	$53,560	$53,560
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$53,560	$53,560

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of September 16, 2019, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2019).

2.2	First Amendment to Agreement and Plan of Merger, dated as of November 5, 2019, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2019).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2019).

3.3	Amendment No. 2 to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2020).

3.4	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on December 22, 2017).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on December 22, 2017).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on December 22, 2017).

4.4	Warrant Agreement, dated January 24, 2018, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

4.5	Description of Securities of the Registrant

10.1	Investment Management Trust Agreement, dated January 24, 2018, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

10.2	Amendment No. 1 to Investment Management Trust Agreement dated July 26, 2019 between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2019).

10.3	Amendment No. 2 to Investment Management Trust Agreement dated January 24, 2020 between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2020).

Exhibit Number	Description
10.4	Registration Rights Agreement, dated January 24, 2018, among the Company, Gordon Pointe Management, LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

10.5	Sponsor Warrants Purchase Agreement effective as of January 24, 2018, between the Registrant and Gordon Pointe Management, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

10.6	Administrative Services Agreement, dated January 24, 2018, between the Company and Voyager Holdings II, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

10.7	Letter Agreement, dated January 24, 2018, among the Company, its officers and directors and Gordon Pointe Management, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018).

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 filed with the Form S-1 filed by the Registrant on December 22, 2017).

10.9	Securities Subscription Agreement, dated April 12, 2017, between the Registrant and Gordon Pointe Management, LLC (incorporated by reference to Exhibit 10.4 filed with the Form S-1 filed by the Registrant on December 22, 2017).

10.10*	Promissory Note dated as of June 18, 2019 by the Company to the order of Gordon Pointe Management, LLC

10.11*	Promissory Note dated as of September 27, 2019 by the Company to the order of Gordon Pointe Management, LLC

10.12*	Promissory Note dated as of July 26, 2019 by the Company to the order of Gordon Pointe Management, LLC

10.13*	Promissory Note dated as of October 29, 2019 by the Company to the order of Gordon Pointe Management, LLC

10.14*	Promissory Note dated as of November 27, 2019 by the Company to the order of Gordon Pointe Management, LLC

10.15*	Promissory Note dated as of December 26, 2019 by the Company to the order of Gordon Pointe Management, LLC

10.16*	Promissory Note dated as of January 24, 2020 by the Company to the order of Gordon Pointe Management, LLC

10.17*	Promissory Note dated as of February 27, 2020 by the Company to the order of Gordon Pointe Management, LLC

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GORDON POINTE ACQUISITION CORP.

Date: March 10, 2020	By:	/s/ James J. Dolan
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

Name	Title	Date

/s/ James J. Dolan	Chairman and Chief Executive Officer	March 10, 2020
James J. Dolan	(Principal Executive Officer)

/s/ Douglas L. Hein	Chief Financial Officer and Chief Operating Officer	March 10, 2020
Douglas L. Hein	(Principal Financial and Accounting Officer)

/s/ Robert B. Cross	Director	March 10, 2020
Robert B. Cross

/s/ David Dennis	Director	March 10, 2020
David Dennis

/s/ Joseph F. Mendel	Director	March 10, 2020
Joseph F. Mendel

/s/ Neeraj Vohra	Director	March 10, 2020
Neeraj Vohra