Form 10-Q
period 2020-03-31
Gordon Pointe Acquisition Corp.
filed 2020-05-11
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, there were 3,531,516 shares of the Company’s Class A common stock, par value $0.0001 per share, and 3,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORDON POINTE ACQUISITION CORP.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2020

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GORDON POINTE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$58,907	$2,122
Prepaid expenses	72,655	18,750
Prepaid income taxes	—	2,673
Total Current Assets	131,562	23,545

Marketable securities held in Trust Account	86,100,216	117,285,210
TOTAL ASSETS	$86,231,778	$117,308,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$760,227	$532,744
Income taxes payable	31,500	—
Total Current Liabilities	791,727	532,744

Convertible promissory notes – related party	4,118,492	3,017,650
Deferred tax liability	—	2,014
Deferred underwriting fees	4,375,000	4,375,000
Deferred legal fee payable	72,500	72,500
Total Liabilities	9,357,719	7,999,908

Commitments (Note 6)

Common stock subject to possible redemption, 6,717,969 and 9,831,911 shares at redemption value as of March 31, 2020 and December 31, 2019, respectively	71,874,055	104,308,846

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 40,000,000 shares authorized; 1,324,567 and 1,221,628 shares issued and outstanding (excluding 6,717,969 and 9,831,911 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	132	122
Class F Common stock, $0.0001 par value; 5,000,000 shares authorized; 3,125,000 shares issued and outstanding	313	313
Additional paid-in capital	3,560,051	3,100,343
Retained earnings	1,439,508	1,899,223
Total Stockholders’ Equity	5,000,004	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,231,778	$117,308,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

GORDON POINTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating costs	$720,638	$175,067
Loss from operations	(720,638)	(175,067)

Other income:
Interest income	293,082	733,515
Unrealized gain on marketable securities held in Trust Account	—	7,485
Total other income	293,082	741,000

(Loss) income before provision for income taxes	(427,556)	565,933
Provision for income taxes	(32,159)	(121,236)
Net (loss) income	$(459,715)	$444,697

Weighted average shares outstanding, basic and diluted (1)	4,346,628	4,052,712

Basic and diluted net loss (income) per common share (2)	$(0.15)	$0.04

(1)	Excludes an aggregate of up to 6,717,969 and 11,563,449 shares subject to possible redemption at March 31, 2020 and 2019, respectively.

(2)	Excludes income of $185,623 and $272,977 attributable to shares subject to possible redemption for the three months ended March 31, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of these condensed consolidated financial statements.

GORDON POINTE ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2020	1,221,628	$122	$3,125,000	$313	$3,100,343	$1,899,223	$5,000,001

Change in value of common stock subject to possible redemption	102,939	10	—	—	459,708	—	459,718

Net loss	—	—	—	—	—	(459,715)	(459,715)

Balance – March 31, 2020	1,324,567	$132	$3,125,000	$313	$3,560,051	$1,439,508	$5,000,004

THREE MONTHS ENDED MARCH 31, 2019

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	927,712	$93	3,125,000	$313	$3,920,735	$1,078,863	$5,000,004

Change in value of common stock subject to possible redemption	8,839	1	—	—	(444,701)	—	(444,700)

Net income	—	—	—	—	—	444,697	444,697

Balance – March 31, 2019	936,551	$94	3,125,000	$313	$3,476,034	$1,523,560	$5,000,001

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GORDON POINTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(459,715)	$444,697
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(293,082)	(733,515)
Unrealized gain on marketable securities held in Trust Account	—	(7,485)
Deferred tax (benefit) provision	(2,014)	1,572
Changes in operating assets and liabilities:
Prepaid expenses	(53,905)	6,527
Prepaid income taxes	2,673	—
Accounts payable and accrued expenses	227,483	(18,662)
Income taxes payable	31,500	119,664
Net cash used in operating activities	(547,060)	(187,202)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(530,807)	—
Cash withdrawn from Trust Account to pay franchise taxes	33,810	166,365
Cash withdrawn from Trust Account for redemptions	31,975,073	—
Net cash provided by investing activities	31,478,076	166,365

Cash Flows from Financing Activities:
Advances from related party	—	164,850
Repayment of advances from related party	—	(164,850)
Proceeds from convertible promissory notes – related party	1,100,842	—
Redemption of common shares	(31,975,073)	—
Net cash used in financing activities	(30,874,231)	—

Net Change in Cash	56,785	(20,837)
Cash – Beginning	2,122	89,557
Cash – Ending	$58,907	$68,720

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(459,718)	$444,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The Company’s subsidiaries are comprised of GPAQ Acquisition Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Holdings”), GPAQ Acquiror Merger Sub, Inc. a wholly owned subsidiary of Holdings (“Acquiror Merger Sub”) and GPAQ Company Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Holdings (“Company Merger Sub”).

All activity through March 31, 2020 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) which is described below, identifying a target company for a Business Combination and the proposed acquisition of HOF Village, LLC (“HOFV”) (see Note 6).

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

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, officers and directors (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5), and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

Pursuant to the Company’s Amended and Stated Certificate of Incorporation, the Company originally had until July 30, 2019 (the “Initial Date”) to complete a Business Combination. On July 26, 2019, the Company held a special meeting of the stockholders of the Company at which the stockholders approved, among other things, a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Extension Amendment”) to extend the deadline to complete a Business Combination from July 30, 2019 to October 31, 2019 (the “First Extension”), plus an option for the Company to further extend such date up to three times, each by an additional 30 days.

The Company’s Sponsor agreed to contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) $0.10 for each share of the Company’s common stock issued in its Initial Public Offering (each, a “Public Share”) that did not redeem in connection with the stockholder vote to approve the Extension Amendment, plus, if the Company elected to further extend the deadline to complete a Business Combination beyond October 31, 2019, $0.033 per shares outstanding, for each 30-day period, or portion thereof, up to three additional 30-day periods. On July 26, 2019, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor in the aggregate amount of $1,105,354 in order to fund the extension payment. The Promissory Note is non-interest bearing and repayable by the Company to the Sponsor upon consummation of the Company’s Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account.

In connection with the approval of the Extension Amendment, stockholders elected to redeem an aggregate of 1,446,461 shares of the Company’s Class A common stock. As a result, an aggregate of $14,962,645 (or approximately $10.34 per share) was removed from the Trust Account to pay such stockholders.

On each of October 29, 2019, November 27, 2019 and December 26, 2019, the Company elected to extend the deadline to complete a Business Combination from October 31, 2019 to January 29, 2020. In connection with such extensions, the Company contributed $0.033 for each of the Company’s public shares outstanding, for an aggregate contribution of $1,094,300, into the Trust Account. The Company issued unsecured promissory notes to the Sponsor in the aggregate amount of $1,094,300 in order to fund the extension payments. The promissory notes are non-interest bearing and repayable by the Company to the Sponsor upon consummation of the Company’s Business Combination. The loans will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account

On January 24, 2020, the Company held a special meeting of the stockholders of the Company at which the stockholders approved, among other things, a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Second Extension Amendment”) to extend the deadline to complete a Business Combination from January 29, 2020 to February 29, 2020, plus an option by the Company to further extend such date for an additional 30 days. The Company elected to extend such date for an additional 30 days to March 30, 2020. In connection with the approval of the extension, stockholders elected to redeem an aggregate of 3,011,003 shares of the Company’s Class A common stock. As a result, an aggregate of $31,975,073 (or approximately $10.61 per share) was removed from the Company’s Trust Account to pay such stockholders and 8,042,536 shares of Class A common stock remained issued and outstanding. In connection with such extension, the Sponsor contributed $0.033 for each of the Company’s public shares outstanding, for an aggregate contribution of $265,404, into the Trust Account. In addition, on February 27, 2020, the Company exercised the additional 30-day option, and in connection with such extension, the Sponsor contributed an additional $265,404, which amount was placed into the Trust Account.

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

On March 30, 2020, the Company held a special meeting of the stockholders of the Company at which the stockholders approved, among other things, a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Third Extension Amendment”) to extend the deadline to complete a Business Combination from March 30, 2020 to May 14, 2020 (the “Extended Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 4,511,020 shares of the Company’s Class A common stock. As a result, on April 1, 2020, an aggregate of approximately $48,292,477 (or approximately $10.71 per share) was removed from the Company’s Trust Account to pay such stockholders and 3,531,516 shares of Class A common stock are now issued and outstanding. In connection with such extension, in April 2020, the Sponsor contributed $0.06 for each of the Company’s public shares outstanding, for an aggregate contribution of $211,891.

The Company intends to hold a meeting of stockholders on May 14, 2020 in order to provide stockholders with the ability to vote to extend the deadline to complete a Business Combination from May 14, 2020 to June 15, 2020. If such extension is approved, the Sponsor or its affiliates or designees has agreed to deposit into the Trust Account $0.03 per Public Share not redeemed in connection with the stockholder vote to approve the extension of the deadline to complete a Business Combination to June 15, 2020, plus, an additional $0.03 for each Public Share if the Company elects to further extend the deadline for an additional 30 days. Any such payments would be made in the form of a loan. If stockholders approve the extension, the Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. There is no assurance that the Company’s stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

Assuming such extension is approved, if the Company is unable to complete a Business Combination by the Extended Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less amounts previously released to pay taxes and less interest to pay dissolution expenses of up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

On January 8, 2020, the Company received a written notice (the “Notice II”) from Nasdaq indicating that the Company was not in compliance with Listing Rules 5620(a) and 5810(c)(2)(G) (the “Annual Shareholders Meeting Rule”), which requires the Company to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end for continued listing on the NASDAQ Capital Market. The Notice II is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Company submitted a plan to regain compliance with the Annual Shareholders Meeting Rule. Nasdaq accepted the Company’s plan to regain compliance by March 30, 2020.

On March 31, 2020, the Company received a written notice from Nasdaq stating that the Nasdaq Staff had determined to grant the Company an extension of time to regain compliance with the Minimum Public Holders Rule and Annual Shareholders Meeting Rule. In connection with the extension of the deadline within which the Company must consummate its initial Business Combination, the Company submitted a supplemental plan of compliance to Nasdaq on March 20, 2020. Based on the review of the materials submitted by the Company, Nasdaq determined to grant the Company an extension until May 4, 2020 to regain compliance with the Minimum Public Holders Rule and Annual Shareholders Meeting Rule.

On May 5, 2020, the Company received a letter from the Nasdaq Staff stating that the Company had failed to hold the special meeting to approve the Business Combination and did not demonstrate compliance with all initial listing requirements on or before May 4, 2020, and that, accordingly, the Staff has determined to initiate procedures to delist the Company’s securities from Nasdaq, unless the Company appeals such determination on or before May 12, 2020. On May 11, 2020, the Company appealed the Staff’s delisting determination in front of a hearings panel and the Company’s securities will continue to trade on Nasdaq while such appeal is pending.

Liquidity

As of March 31, 2020, the Company had $58,907 in its operating bank accounts, $86,100,216 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $605,251, which excludes franchise and income taxes payable of $54,914, of which such amounts will be paid from interest earned on the Trust Account. As of March 31, 2020, approximately $2,739,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. Through March 31, 2020, the Company withdrew $1,043,004 of interest from the Trust Account in order to pay its franchise and income tax obligations, of which $33,810 was withdrawn during the three months ended March 31, 2020.

As of March 31, 2020, the Company issued to the Sponsor convertible promissory notes, pursuant to which the Company borrowed an aggregate amount of $1,388,030, of which $570,035 was borrowed during the three months ended March 31, 2020, in order to finance transaction costs in connection with a Business Combination. In addition, through March 31, 2020, the Company issued unsecured convertible promissory notes to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $2,730,462, of which $530,807 was borrowed during the three months ended March 31, 2020, in order to fund the extension loans into the Trust Account. The loans are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. Up to $1,500,000 of the loans are convertible into warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. On April 1, 2020, the Company borrowed an additional $211,891 in order to fund the extension loan into the Trust Account.

On May 6, 2020, the Sponsor committed to provide the Company an aggregate of $624,000 in loans in order to finance transaction costs in connection with a Business Combination.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 10, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At March 31, 2020, the assets held in the Trust Account were substantially held in money market funds which are invested in U.S. Treasury securities. At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. Through March 31, 2020, the Company withdrew $1,043,004 of interest from the Trust Account in order to pay its franchise and income tax obligations, of which $33,810 was withdrawn during the three months ended March 31, 2020.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2020 and 2019 due to the non-deductibility of transactional expenses incurred in connection with the search for potential targets for a Business Combination.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of up to 6,717,969 and 11,563,449 shares of common stock subject to possible redemption at March 31, 2020 and 2019, respectively, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase 17,400,000 shares of Class A common stock in the calculation of diluted net loss per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net income (loss) per common share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(459,715)	$444,697
Less: Income attributable to common stock subject to redemption	(185,623)	(272,977)
Adjusted net (loss) income	$(645,338)	$171,720

Weighted average shares outstanding, basic and diluted	4,346,628	4,052,712

Basic and diluted net (loss) income per common share	$(0.15)	$0.04

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated financial statements, primarily due to their short-term nature.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

Advances from Related Party

In March 2019, the Sponsor advanced an aggregate of $164,850 for working capital purposes, of which such amount was repaid during the year ended December 31, 2019. As of March 31, 2020 and December 31, 2019, there were no outstanding advances.

Convertible Promissory Notes – Related Party

Through March 31, 2020, the Company issued promissory notes to the Sponsor, pursuant to which the Company can borrow up to an aggregate amount of $1,500,000, of which $600,000 of the promissory notes were issued during the three months ended March 31, 2020, to finance transaction costs in connection with a Business Combination. During the three months ended March 31, 2020, the Company borrowed $570,035 under the notes and an aggregate of $1,388,030 outstanding under these notes.

In addition, through March 31, 2020, the Company issued unsecured promissory notes to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $2,730,462, of which $530,807 was borrowed during the three months ended March 31, 2020, in order to fund the extension loans into the Trust Account. On April 1, 2020, the Company borrowed an additional $211,891 in order to fund the extension loan into the Trust Account.

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

These notes are non-interest bearing, unsecured and due to be paid upon the completion of a Business Combination. Up to $1,500,000 of the loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

As of March 31, 2020, there was an aggregate of $4,118,492 outstanding under the promissory notes.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 30, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For each of the three months ended March 31, 2020 and 2019, the Company incurred $30,000 in fees for these services. At March 31, 2020 and December 31, 2019, an aggregate of $60,000 and $30,000, respectively, in administrative fees are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The Mergers will be consummated subject to the deliverables and provisions as further described in the Merger Agreement, as amended.

On February 21, 2020, the Company filed a definitive proxy statement on Schedule 14A for a special meeting of its stockholders scheduled for March 25, 2020 to vote on, among other things, the proposed business combination with HOFV. On March 20, 2020, the Company postponed the stockholders meeting to approve the proposed business combination with HOFV to early May 2020. On April 29, 2020, the Company further postponed the stockholders meeting to a date to be announced at a later time.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 1,324,567 and 1,221,628 shares of common stock issued and outstanding, excluding an aggregate of up to 6,717,969 and 9,831,911 shares of common stock subject to possible redemption, respectively.

Class F Common Stock — The Company is authorized to issue 5,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 3,125,000 shares of common stock issued and outstanding.

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

GORDON POINTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
U.S. Treasury Securities Money Market Fund	1	$86,100,216	$—
Marketable securities held in Trust Account	1	$—	$128,396,771

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

On September 16, 2019, the Company entered into the Merger Agreement with HOFV, Holdings, Acquiror Merger Sub, Company Merger Sub and Newco.

On January 24, 2020, our stockholders approved a further extension of the period of time for which we are required to consummate a Business Combination until February 29, 2020, plus an option by the Company to extend such date for an additional 30 days (the “Second Extension Amendment”, and such later date, the “Second Extended Date”). The number of shares of common stock presented for redemption in connection with the Second Extension Amendment was 3,011,003 and the Company paid cash in the aggregate amount of $31,975,073 (or approximately $10.61 per share) to redeeming stockholders. In connection with the approval of the Second Extension Amendment, the Sponsor had agreed to loan us $0.033 for each public share that was not redeemed in connection with the stockholder vote to approve the Second Extension Amendment, plus an additional $0.033 per public share if the Company elected to further extend the deadline to complete an initial Business Combination beyond February 29, 2020 for an additional 30 days. The Sponsor or its designees had the sole discretion whether to continue extending loans until the Second Extended Date and if the Sponsor determined not to continue extending loans, its obligation to make the additional loans following such determination would terminate. The Company exercised the additional 30-day option, and in connection with such extensions, the Sponsor contributed a total of $530,807, which amounts were placed into the Trust Account.

In January 2020, our underwriters agreed that in the event the Mergers with HOFV are consummated, the deferred discount due to them of will be reduced to $2,500,000.

On February 21, 2020, the Company filed a definitive proxy statement on Schedule 14A for a special meeting of its stockholders scheduled for March 25, 2020 to vote on, among other things, the proposed business combination with HOFV. On March 20, 2020, the Company postponed the stockholders meeting to approve the proposed business combination with HOFV to early May 2020. On April 29, 2020, the Company further postponed the stockholders meeting to a date to be announced at a later time.

On March 30, 2020, we held a special meeting of our stockholders at which the stockholders approved, among other things, a proposal to amend our Amended and Restated Certificate of Incorporation (the “Third Extension Amendment”) to extend the deadline to complete a Business Combination from March 30, 2020 to May 14, 2020 (the “Extended Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 4,511,020 shares of our Class A common stock. As a result, on April 1, 2020, an aggregate of approximately $48,292,477 (or approximately $10.71 per share) was removed from our Trust Account to pay such stockholders and 3,531,516 shares of Class A common stock are now issued and outstanding. In connection with such extension, in April 2020, our Sponsor contributed $0.06 for each of our public shares outstanding, for an aggregate contribution of $211,891.

We intend to hold a meeting of stockholders on May 14, 2020 in order to provide stockholders with the ability to vote to extend the deadline to complete a Business Combination from May 14, 2020 to June 15, 2020. If such extension is approved, in order for the time available for us to consummate a Business Combination to be extended, the Sponsor or its affiliates or designees has agreed to deposit into the Trust Account $0.03 per Public Share not redeemed in connection with the stockholder vote to approve the extension of the deadline to complete a Business Combination to June 15, 2020, plus, an additional $0.03 for each Public Share if we elect to further extend the deadline for an additional 30 days. Any such payments would be made in the form of a loan. If stockholders approve the extension, the Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete a Business Combination. There is no assurance that our stockholders will vote to approve the extension of time with which we have to complete a Business Combination. If we do not obtain stockholder approval, we would wind up its affairs and liquidate.

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

 For the three months ended March 31, 2020, we had net loss of $459,715, which consists of operating costs of $720,638 and a provision for income taxes of $32,159, offset by interest income on marketable securities held in the Trust Account of $293,082.

For the three months ended March 31, 2019, we had net income of $444,697, which consists of interest income on marketable securities held in the Trust Account of $733,515 and an unrealized gain on marketable securities held in the Trust Account of $7,485, offset by operating costs of $175,067 and a provision for income taxes of $121,236.

Liquidity and Capital Resources

As of March 31, 2020, we had marketable securities held in the Trust Account of $86,100,216 (including approximately $2,739,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through March 31, 2020, we withdrew $1,043,004 of funds from the interest earned on the Trust Account to pay our franchise and income tax obligations, of which $33,810 was withdrawn during the three months ended March 31, 2020.

For the three months ended March 31, 2020, cash used in operating activities was $547,060. Net loss of $459,715 was affected by interest earned on marketable securities held in the Trust Account of $293,082 and a deferred tax benefit of $2,014. Changes in operating assets and liabilities provided $207,751 of cash from operating activities.

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

Other than as describe below, in order to fund working capital deficiencies and/or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. On May 6, 2020, our Sponsor committed to provide us an aggregate of $624,000 in loans in order to finance transaction costs in connection with a Business Combination.

Through March 31, 2020, we issued promissory notes to the Sponsor, pursuant to which we can borrow up to an aggregate amount of $1,500,000, of which $600,000 of the promissory notes were issued during the three months ended March 31, 2020, to finance transaction costs in connection with a Business Combination. As of March 31, 2020, an aggregate of $1,388,030 outstanding under these notes. In addition, through March 31, 2020, we issued unsecured promissory notes to the Sponsor, pursuant to which we borrowed an aggregate principal amount of $2,730,462, of which $530,807 was borrowed during the three months ended March 31, 2020, in order to fund the extension loans into the Trust Account. Up to $1,500,000 of the loans are convertible into warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2020, there was $4,118,492 outstanding under the convertible promissory notes. On April 1, 2020, we borrowed an additional $211,891 in order to fund the extension loan into the Trust Account.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 10, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our consummation of a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

GORDON POINTE ACQUISITION CORP.

Date: May 11, 2020	/s/ James J. Dolan
James J. Dolan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	/s/ Douglas L. Hein
Douglas L. Hein
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)