Form 10-Q
period 2020-06-30
Hall of Fame Resort & Entertainment Co
filed 2020-08-10
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 001-38363

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

(Exact name of Registrant as Specified in Its Charter)

Delaware	84-3235695
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2626 Fulton Drive NW, Canton OH 44718
(Address of principal executive offices and Zip Code)

(330) 458-9176
(Registrant’s telephone number, including area code)

Gordon Pointe Acquisition Corp. 780 Fifth Avenue South Naples, FL 34102
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HOFV	Nasdaq Capital Market
Warrants to purchase 1.421333 shares of Common Stock	HOFVW	Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 6, 2020, there were 31,824,336 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

On July 1, 2020, subsequent to the fiscal quarter ended June 30, 2020, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, Gordon Pointe Acquisition Corp., a Delaware corporation that is our predecessor (“GPAQ”), consummated the previously announced business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among Hall of Fame Resort & Entertainment Company, formerly known as GPAQ Acquisition Holdings, Inc. (“HOFRE”), GPAQ, GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

Upon the consummation of the Business Combination: (i) Acquiror Merger Sub merged with and into GPAQ, with GPAQ continuing as the surviving entity (the “Acquiror Merger”) and (ii) Company Merger Sub merged with and into Newco, with Newco continuing as the surviving entity (the “Company Merger”). In advance of the Company Merger, HOF Village transferred all of its assets, liabilities and obligations to Newco pursuant to a contribution agreement. In connection with the closing of the Business Combination, the Company changed its name from “GPAQ Acquisition Holdings, Inc.” to “Hall of Fame Resort & Entertainment Company.” As a result of the Business Combination, GPAQ and Newco became HOFRE’s wholly owned subsidiaries, with HOFRE as the successor entity to GPAQ per Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Unless stated otherwise, this report contains information about GPAQ before the Business Combination. References to the “Company,” “our,” “us” or “we” in this report refer to GPAQ before the consummation of the Business Combination or HOFRE after the Business Combination, as the context suggests.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

(successor to Gordon Pointe Acquisition Corp.)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

(successor to Gordon Pointe Acquisition Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$55,896	$2,122
Prepaid expenses	68,026	18,750
Prepaid income taxes	—	2,673
Total Current Assets	123,922	23,545

Cash held in Trust Account	31,043,986	—
Marketable securities held in Trust Account	—	117,285,210
TOTAL ASSETS	$31,167,908	$117,308,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,604,508	$532,744
Income taxes payable	3,780	—
Total Current Liabilities	1,608,288	532,744

Convertible promissory notes – related party	4,744,958	3,017,650
Deferred tax liability	—	2,014
Deferred underwriting fees	4,375,000	4,375,000
Deferred legal fee payable	72,500	72,500
Total Liabilities	10,800,746	7,999,908

Commitments (Note 6)

Common stock subject to possible redemption, 1,422,573 and 9,831,911 shares at redemption value as of June 30, 2020 and December 31, 2019, respectively	15,367,151	104,308,846

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 40,000,000 shares authorized; 1,450,891 and 1,221,628 shares issued and outstanding (excluding 1,422,573 and 9,831,911 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	145	122
Class F Common stock, $0.0001 par value; 5,000,000 shares authorized; 3,125,000 shares issued and outstanding	313	313
Additional paid-in capital	4,687,827	3,100,343
Retained earnings	311,726	1,899,223
Total Stockholders’ Equity	5,000,011	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,167,908	$117,308,755

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

(successor to Gordon Pointe Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating costs	$1,172,861	$148,100	$1,893,499	$323,167
Loss from operations	(1,172,861)	(148,100)	(1,893,499)	(323,167)

Other income:
Interest income	17,359	770,755	310,441	1,504,270
Unrealized (loss) gain on marketable securities held in Trust Account	—	(4,268)	—	3,217
Total other income, net	17,359	766,487	310,441	1,507,487

(Loss) income before income taxes	(1,155,502)	618,387	(1,583,058)	1,184,320
Benefit (provision) for income taxes	27,720	(129,861)	(4,439)	(251,097)
Net (loss) income	$(1,127,782)	$488,526	$(1,587,497)	$933,223

Weighted average shares outstanding, basic and diluted (1)	4,449,567	4,061,551	4,398,098	4,057,156

Basic and diluted net loss (income) per common share (2)	$(0.26)	$(0.02)	$(0.39)	$(0.04)

(1)	Excludes an aggregate of up to 1,422,573 and 11,557,525 shares subject to possible redemption at June 30, 2020 and 2019, respectively.

(2)	Excludes income of $8,594 and $550,253 attributable to shares subject to possible redemption for the three months ended June 30, 2020 and 2019, respectively. Excludes income of $121,548 and $1,085,101 attributable to shares subject to possible redemption for the six months ended June 30, 2020 and 2019, respectively (see Note 2).

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

(successor to Gordon Pointe Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,221,628	$122	$3,125,000	$313	$3,100,343	$1,899,223	$5,000,001

Change in value of common stock subject to possible redemption	102,939	10	—	—	459,708	—	459,718

Net loss	—	—	—	—	—	(459,715)	(459,715)

Balance – March 31, 2020 (unaudited)	1,324,567	132	3,125,000	313	3,560,051	1,439,508	5,000,004

Change in value of common stock subject to possible redemption	126,324	13	—	—	1,127,776	—	1,127,789

Net loss	—	—	—	—	—	(1,127,782)	(1,127,782)

Balance – June 30, 2020 (unaudited)	1,450,891	$145	$3,125,000	$313	$4,687,827	$311,726	$5,000,011

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	927,712	$93	3,125,000	$313	$3,920,735	$1,078,863	$5,000,004

Change in value of common stock subject to possible redemption	8,839	1	—	—	(444,701)	—	(444,700)

Net income	—	—	—	—	—	444,697	444,697

Balance – March 31, 2019 (unaudited)	936,551	94	3,125,000	313	3,476,034	1,523,560	5,000,001

Change in value of common stock subject to possible redemption	5,924	—	—	—	(488,518)	—	(488,518)

Net income	—	—	—	—	—	488,526	488,526

Balance – June 30, 2019 (unaudited)	942,475	$94	3,125,000	$313	$2,987,516	$2,012,086	$5,000,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

(successor to Gordon Pointe Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(1,587,497)	$933,223
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(310,441)	(1,504,270)
Unrealized gain on marketable securities held in Trust Account	—	(3,217)
Deferred tax (benefit) provision	(2,014)	676
Changes in operating assets and liabilities:
Prepaid expenses	(49,276)	(39,723)
Prepaid income taxes	2,673	—
Accounts payable and accrued expenses	1,071,764	(6,582)
Income taxes payable	3,780	(279,579)
Net cash used in operating activities	(871,011)	(899,472)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(972,573)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	170,050	763,274
Cash withdrawn from Trust Account for redemptions	87,354,187	—
Net cash provided by investing activities	86,551,664	763,274

Cash Flows from Financing Activities:
Advances from related party	—	164,850
Repayment of advances from related party	—	(164,850)
Proceeds from promissory notes – related party	—	100,000
Proceeds from convertible promissory notes – related party	1,727,308	—
Redemption of common shares	(87,354,187)	—
Net cash used in financing activities	(85,626,879)	100,000

Net Change in Cash	53,774	(36,198)
Cash – Beginning	2,122	89,557
Cash – Ending	$55,896	$53,359

Supplementary cash flow information:
Cash paid for income taxes	$—	$530,000

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(1,587,507)	$933,218

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

(successor to Gordon Pointe Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Gordon Pointe Acquisition Corp., our predecessor (the “Company”), was a blank check company incorporated in Delaware on April 12, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets.

Business Combination

On July 1, 2020, Hall of Fame Resort & Entertainment Company, formerly known as GPAQ Acquisition Holdings, Inc. (“HOFRE”), consummated the previously announced business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among HOFRE, the Company, GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

Upon the consummation of the Business Combination: (i) Acquiror Merger Sub merged with and into the Company, with the Company continuing as the surviving entity (the “Acquiror Merger”) and (ii) Company Merger Sub merged with and into Newco, with Newco continuing as the surviving entity (the “Company Merger”). In advance of the Company Merger, HOF Village transferred all of its assets, liabilities and obligations to Newco pursuant to a contribution agreement. In connection with the closing of the Business Combination, the Company changed its name from “GPAQ Acquisition Holdings, Inc.” to “Hall of Fame Resort & Entertainment Company.” As a result of the Business Combination, the Company and Newco are wholly owned subsidiaries of HOFRE.

In connection with the consummation of the Business Combination and pursuant to the Merger Agreement, (a) each issued and outstanding unit of the Company, if not already detached, was detached and each holder of such a unit was deemed to hold one share of the Company’s Class A common stock and one Company warrant (“GPAQ Warrant”), (b) each issued and outstanding share of the Company’s Class A common stock (excluding any shares held by a Company stockholder that elected to have its shares redeemed pursuant to the Company’s organizational documents) was converted automatically into the right to receive 1.421333 shares of HOFRE common stock, par value $0.0001 (the “HOFRE Common Stock”), following which all shares of the Company’s Class A common stock ceased to be outstanding and were automatically canceled and cease to exist; (c) each issued and outstanding share of the Company’s Class F common stock was converted automatically into the right to receive one share of HOFRE Common Stock, following which all shares of the Company’s Class F common stock ceased to be outstanding and were automatically canceled and cease to exist; (d) each issued and outstanding GPAQ Warrant (including GPAQ private placement warrants) was automatically converted into one HOFRE Warrant to purchase 1.421333 shares of HOFRE Common Stock per warrant, following which all GPAQ Warrants ceased to be outstanding and were automatically canceled and retired and cease to exist; and (e) each issued and outstanding membership interest in Newco converted automatically into the right to receive a pro rata portion of the Company Merger Consideration (as defined in the Merger Agreement), which was payable in shares of HOFRE Common Stock.

Private Placement

Concurrently with the closing of the Business Combination, HOFRE entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (together, the “Purchasers”), pursuant to which HOFRE agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) $20,721,293 in aggregate principal amount of the Company’s 8.00% Convertible Notes due 2025 (the “Notes”). Pursuant to the terms of the Note Purchase Agreement, the Notes may be converted into shares of HOFRE Common Stock at the option of the holders of the Notes, and HOFRE may, at its option, redeem the Notes in exchange for cash and warrants to purchase shares of HOFRE Common Stock (the “Note Redemption Warrants”).

The Private Placement was conducted pursuant to under section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving any public offering. The offer and sale of the Notes have not been registered under the Securities Act or applicable state securities laws, and consequently, the Notes may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

The Note Purchase Agreement contains representations and warranties by HOFRE and the Purchasers, and each of HOFRE and the Purchasers have agreed to indemnify the other for losses resulting from a breach of any of their respective representations or warranties.

Closing of the Private Placement and delivery of the Notes pursuant to the Note Purchase Agreement occurred on July 1, 2020. HOFRE received net cash proceeds from the issuance and sale of the Notes of approximately $7 million and approximately $13.7 million were for the conversion of prior existing notes payable. HOFRE intends to use the proceeds of the Private Placement to fund HOFRE’s obligations related to the Merger Agreement, to satisfy HOFRE’s working capital obligations and to pay transaction fees and expenses.

Business Prior to the Business Combination

Prior to the Business Combination, the Company’s subsidiaries were comprised of GPAQ Acquisition Holdings, Inc. (now HOFRE), Acquiror Merger Sub and Company Merger Sub.

All business activity through June 30, 2020 related to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a business combination and consummating the acquisition of HOF Village pursuant to the Business Combination (see Note 6).

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

Following the closing of the Initial Public Offering on January 30, 2018, an amount of $126,250,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”), which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account.

Transaction costs amounted to $7,552,731, consisting of $2,500,000 of underwriting fees, $4,375,000 of deferred underwriting fees (see Note 6) and $677,731 of other costs. Approximately $1,100,000 was deposited into the cash held outside of the Trust Account after the Initial Public Offering.

Liquidity

As of June 30, 2020, the Company had $55,896 in its operating bank accounts, $31,043,986 in marketable securities held in the Trust Account to be used for the Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $1,480,586, which excludes income taxes payable of $3,780, of which such amount will be paid from interest earned on the Trust Account. As of June 30, 2020, approximately $858,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. Through June 30, 2020, the Company withdrew $1,179,244 of interest from the Trust Account in order to pay its franchise and income tax obligations, of which $170,050 was withdrawn during the six months ended June 30, 2020.

Through June 30, 2020, the Company issued to the Sponsor convertible promissory notes, pursuant to which the Company borrowed an aggregate amount of $1,390,730, of which $572,735 was borrowed during the six months ended June 30, 2020, in order to finance transaction costs in connection with the Business Combination. In addition, through June 30, 2020, the Company issued unsecured convertible promissory notes to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $3,354,228, of which $972,573 was borrowed during the six months ended June 30, 2020, in order to fund the extension loans into the Trust Account and $182,000 was borrowed during the six months ended June 30, 2020 in order to fund working capital requirements. The loans were non-interest bearing, unsecured and were repaid upon the completion of the Business Combination. Up to $1,500,000 of the loans were convertible into warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Upon completion of the Business Combination the outstanding balance under the convertible promissory notes were converted into shares of the Company’s common stock (see Note 5).

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 10, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020, the assets held in the Trust Account were held in cash. At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. Through June 30, 2020, the Company withdrew $1,179,244 of interest from the Trust Account in order to pay its franchise and income tax obligations, of which $170,050 was withdrawn during the six months ended June 30, 2020.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate differs from the statutory tax rate of 2.4% and 21.0% for the three months ended June 30, 2020 and 2019 and 0.3% and 21.2% for the six months ended June 30, 2020 and 2019 due to the non-deductibility of transactional expenses incurred in connection with the search for potential targets for the Business Combination.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of up to 1,422,573 and 11,557,525 shares of common stock subject to possible redemption at June 30, 2020 and 2019, respectively, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase 17,400,000 shares of Class A common stock in the calculation of diluted net loss per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Month Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(1,127,782)	$488,526	$(1,587,497)	$933,223
Less: Income attributable to common stock subject to possible redemption	(8,594)	(550,253)	(121,548)	(1,085,101)
Adjusted net loss	$(1,136,376)	$(61,727)	$(1,709,045)	$(151,878)

Weighted average shares outstanding, basic and diluted	4,449,567	4,061,551	4,398,098	4,057,156

Basic and diluted net loss per common share	$(0.26)	$(0.02)	$(0.39)	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 4,900,000 Private Placement Warrants at $1.00 per Private Placement Warrant, for an aggregate purchase price of $4,900,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company did not complete the Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants would have been used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants would have expired worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

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

Upon completion of the Business Combination, all of the warrants to purchase the Company’s common stock were cancelled and exchanged for HOFRE Warrants (see Note 6).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 12, 2017, the Company issued an aggregate of 3,593,750 shares of Class F common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares automatically converted into Class A common stock upon the consummation of the Business Combination on a one-for-one basis, subject to adjustments. The 3,593,750 Founder Shares included an aggregate of up to 468,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters’ election to exercise their over-allotment option expired unexercised on March 12, 2018 and, as a result, 468,750 Founder Shares were forfeited, resulting in 3,125,000 Founder Shares outstanding.

Upon completion of the Business Combination, the Founder Shares were converted, one a one-for-one basis, into HOFRE Common Stock (see Note 6).

The Initial Stockholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (i) one year after the date of the consummation of the Business Combination, or (ii) the date on which the last sales price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after the Business Combination, or earlier, in each case, if subsequent to the Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Advances from Related Party

In March 2019, the Sponsor advanced an aggregate of $164,850 for working capital purposes, of which such amount was repaid during the year ended December 31, 2019. As of June 30, 2020 and December 31, 2019, there were no outstanding advances.

Convertible Promissory Notes – Related Party

Through June 30, 2020, the Company issued promissory notes to the Sponsor, pursuant to which the Company could borrow up to an aggregate amount of $1,500,000, of which $600,000 of the promissory notes were issued during the six months ended June 30, 2020, to finance transaction costs in connection with the Business Combination. During the six months ended June 30, 2020, the Company borrowed $572,735 under the notes and an aggregate of $1,390,730 was outstanding under these notes.

In addition, through June 30, 2020, the Company issued unsecured promissory notes to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $3,354,228, of which $972,573 was borrowed during the six months ended June 30, 2020, in order to fund the extension loans into the Trust Account.

These notes were non-interest bearing, unsecured and were paid upon the completion of the Business Combination. Up to $1,500,000 of the loans were convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

As of June 30, 2020, there was an aggregate of $4,744,958 outstanding under the promissory notes. Upon completion of the Business Combination, the notes were converted into HOFRE Common Stock.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on January 30, 2018 through the earlier of the consummation of the Business Combination or the Company’s liquidation, the Company paid an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For each of the three months ended June 30, 2020 and 2019, the Company incurred $30,000 in fees for these services. For each of the six months ended June 30, 2020 and 2019, the Company incurred $60,000 in fees for these services. At June 30, 2020 and December 31, 2019, an aggregate of $90,000 and $30,000, respectively, in administrative fees are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor, the Company’s officers and directors were permitted to (other than the Sponsor’s commitment to provide the Company an aggregate of $900,000 in loans in order to finance transaction costs in connection with the Business Combination (see Note 5)), loan the Company funds from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan was evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of the Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans were convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

The Sponsor committed to provide an aggregate of $490,000 in loans to the Company to finance transaction costs in connection with the Business Combination. To the extent advanced, the loans were evidenced by a promissory note, were non-interest bearing, unsecured and were repaid upon the completion of the Business Combination. The loans were convertible into common stock purchase warrants at a purchase price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2020, there were no amounts currently outstanding under the loans.

NOTE 6. COMMITMENTS

Director Compensation

The Company paid each of its independent directors an annual retainer of $20,000 (pro-rated for interim periods of service) for their service as members of the Company’s Board, for which, in addition to general matters of corporate governance and oversight, the Company expected its Board members to assist the Company in the identification and evaluation of industries and particular businesses that are, in the reasonable judgment of the Board, suitable acquisition targets for the Company, as well as assisting the Company in the review and analysis of alternative business combinations. In addition, the Company agreed to pay each independent director a telephonic meeting fee of $1,000 or in-person meeting fee of $1,500 for each meeting attended by such independent director. The Company also agreed to pay the Chairperson of the Audit Committee an annual retainer of $7,500 and the Chairperson of the Compensation Committee an annual retainer of $5,000. The fees were deferred and were paid upon completion of the Business Combination.

Registration Rights

Pursuant to a registration rights agreement entered into on January 24, 2018, the holders of the Company’s Founder Shares, Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters were entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $4,375,000. The deferred fee was paid in cash upon the closing of the Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The deferred fee was to be forfeited by the underwriters solely in the event that the Company fails to complete a business combination, subject to the terms of the underwriting agreement.

In January 2020, the underwriters agreed that in the event the Business Combination was consummated, the deferred discount due to them was reduced to $2,500,000. The deferred fee was paid in cash upon the closing of the Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Deferred Legal Fee

In connection with the closing of the Initial Public Offering, the Company became obligated to pay its attorneys a deferred legal fee of $72,500 upon consummation of the Business Combination. Accordingly, the Company recorded $72,500 as deferred legal payable in the accompanying condensed consolidated balance sheets. The deferred fee was to be forfeited by the attorneys in the event that the Company failed to complete the Business Combination.

Merger Agreement

The value of the aggregate merger consideration (the “Company Merger Consideration”) paid pursuant to the Merger Agreement to the holders of Newco Units as of immediately prior to the Effective Time (the “Newco Holders”) was an amount equal to: (i) the aggregate capital contributions of the members of HOF Village as set forth in a certificate of HOF Village delivered at least five days prior to the Closing Date (the “Closing Date Company Contributed Capital Amount”), multiplied by (ii) the Exchange Ratio of 1.2, divided by (iii) the Per Share Price of $10.00. The Company Merger Consideration was paid in shares of HOFRE Common Stock

On February 21, 2020, the Company filed a definitive proxy statement on Schedule 14A for a special meeting of its stockholders scheduled for March 25, 2020 to vote on, among other things, the Business Combination. On March 20, 2020, the Company postponed the stockholders meeting to approve the Business Combination to early May 2020. On April 29, 2020, the Company further postponed the stockholders meeting to a date to be announced at a later time. On June 25, 2020 the Company held a special meeting of its stockholders at which the Company’s stockholders approved the Business Combination, among other things.

Upon completion of the Business Combination, current Company stockholders who did not exercise their redemption rights received 1.421333 shares of HOFRE Common Stock to replace each one of their existing shares of the Company’s Class A common stock and current holders of Class F common stock received one share of HOFRE Common Stock to replace each one of their existing shares of the Company’s Class F common stock, as applicable. Upon completion of the Business Combination, all of the warrants to purchase the Company’s common stock were cancelled and exchanged for HOFRE Warrants to purchase 1.421333 shares of HOFRE Common Stock per warrant on the same terms and conditions as the original warrants.

Further, in order to support the transactions contemplated by the Merger Agreement and any possible private financing transactions that may be entered into in connection with the Merger Agreement, the Sponsor agreed that up to 1,185,741 of its Class F common shares were to be cancelled prior to the Effective Time (as defined in the Merger Agreement) pursuant to a Side Letter entered into by HOF Village and the Sponsor dated March 10, 2020, which number shall be calculated based on the number of redemptions by the Company’s public stockholders. The Sponsor also agreed that it would transfer up to one-half of the shares of HOFRE Common Stock that it received upon conversion of its Class F common shares (after any such cancellation); provided that the number of shares of HOFRE Common Stock that the Sponsor shall transfer to HOF Village were capped so that the Sponsor retained no less than 1.125 million shares of HOFRE Common Stock. The Sponsor also agreed to transfer one-half of the HOFRE Warrants that it received upon conversion of its warrants to purchase shares of Class A common stock at the Effective Time.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,450,891 and 1,221,628 shares of common stock issued and outstanding, excluding an aggregate of up to 1,422,573 and 9,831,911 shares of common stock subject to possible redemption, respectively.

Class F Common Stock — The Company is authorized to issue 5,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 3,125,000 shares of common stock issued and outstanding.

The shares of Class F common stock automatically converted into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as follows. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering in connection with the closing of the Business Combination, the ratio at which shares of Class F common stock converted into shares of Class A common stock was adjusted so that the number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock would equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination.

Holders of Class A common stock and Class F common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

Warrants — No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the securities issuable upon exercise of the Public Warrants. Such a registration statement was filed on July 23, 2020. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company was unable to complete the Business Combination within the Combination Period and the Company liquidated the funds held in the Trust Account, holders of warrants would not have received any of such funds with respect to their warrants, nor would they have received any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants would expire worthless.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$—	$117,285,210

NOTE 9. SUBSEQUENT EVENTS

As described in Note 1, the Company completed the Business Combination and Private Placement on July 1, 2020.

On July 23, 2020, HOFRE filed a Registration Statement on Form S-3 registering the shares underlying the HOFRE Warrants.

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

Overview

We are a former blank check company incorporated on April 12, 2017 under the name Gordon Pointe Acquisition Corp. as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We completed our Initial Public Offering on January 30, 2018 and completed the Business Combination (as defined below) on July 1, 2020.

Recent Developments

Business Combination

On July 1, 2020, subsequent to the fiscal quarter ended June 30, 2020, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, Gordon Pointe Acquisition Corp., a Delaware corporation that is our predecessor (“GPAQ”), consummated the previously announced business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among Hall of Fame Resort & Entertainment Company, formerly known as GPAQ Acquisition Holdings, Inc. (“HOFRE”), the Company, GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

Upon the consummation of the Business Combination: (i) Acquiror Merger Sub merged with and into the Company, with the Company continuing as the surviving entity (the “Acquiror Merger”) and (ii) Company Merger Sub merged with and into Newco, with Newco continuing as the surviving entity (the “Company Merger”). In advance of the Company Merger, HOF Village transferred all of its assets, liabilities and obligations to Newco pursuant to a contribution agreement. In connection with the closing of the Business Combination, the Company changed its name from “GPAQ Acquisition Holdings, Inc.” to “Hall of Fame Resort & Entertainment Company.” As a result of the Business Combination, the Company and Newco are wholly owned subsidiaries of HOFRE.

In connection with the consummation of the Business Combination and pursuant to the Merger Agreement, (a) each issued and outstanding unit of the Company, if not already detached, was detached and each holder of such a unit was deemed to hold one share of the Company’s Class A common stock and one Company warrant (“GPAQ Warrant”), (b) each issued and outstanding share of the Company’s Class A common stock (excluding any shares held by a Company stockholder that elected to have its shares redeemed pursuant to the Company’s organizational documents) was converted automatically into the right to receive 1.421333 shares of HOFRE common stock, par value $0.0001 (the “HOFRE Common Stock”), following which all shares of the Company’s Class A common stock ceased to be outstanding and were automatically canceled and cease to exist; (c) each issued and outstanding share of the Company’s Class F common stock was converted automatically into the right to receive one share of HOFRE Common Stock, following which all shares of the Company’s Class F common stock ceased to be outstanding and were automatically canceled and cease to exist; (d) each issued and outstanding GPAQ Warrant (including GPAQ private placement warrants) was automatically converted into one HOFRE Warrant to purchase 1.421333 shares of HOFRE Common Stock per warrant, following which all GPAQ Warrants ceased to be outstanding and were automatically canceled and retired and cease to exist; and (e) each issued and outstanding membership interest in Newco converted automatically into the right to receive a pro rata portion of the Company Merger Consideration (as defined in the Merger Agreement), which was payable in shares of HOFRE Common Stock.

Private Placement

Concurrently with the closing of the Business Combination, HOFRE entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (together, the “Purchasers”), pursuant to which HOFRE agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) $20,721,293 in aggregate principal amount of the Company’s 8.00% Convertible Notes due 2025 (the “Notes”). Pursuant to the terms of the Note Purchase Agreement, the Notes may be converted into shares of HOFRE Common Stock at the option of the holders of the Notes, and HOFRE may, at its option, redeem the Notes in exchange for cash and warrants to purchase shares of HOFRE Common Stock (the “Note Redemption Warrants”).

The Private Placement was conducted pursuant to under section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving any public offering. The offer and sale of the Notes have not been registered under the Securities Act or applicable state securities laws, and consequently, the Notes may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

The Note Purchase Agreement contains representations and warranties by HOFRE and the Purchasers, and each of HOFRE and the Purchasers have agreed to indemnify the other for losses resulting from a breach of any of their respective representations or warranties.

Closing of the Private Placement and delivery of the Notes pursuant to the Note Purchase Agreement occurred on July 1, 2020. HOFRE received net cash proceeds from the issuance and sale of the Notes of approximately $7 million and approximately $13.7 million were for the conversion of prior existing notes payable. HOFRE intends to use the proceeds of the Private Placement to fund HOFRE’s obligations related to the Merger Agreement, to satisfy HOFRE’s working capital obligations and to pay transaction fees and expenses.

Results of Operations

Our entire activity from inception up to January 30, 2018 was in preparation for our Initial Public Offering. From the consummation of our Initial Public Offering through June 30, 2020, our activity was been limited to the evaluation of business combination candidates and the proposed Business Combination. We did not generate any operating revenues until the closing and completion of the Business Combination. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $1,127,782, which consisted of operating costs of $1,172,861, offset by interest income on marketable securities held in the Trust Account of $17,359 and an income tax benefit of $27,720.

For the six months ended June 30, 2020, we had a net loss of $1,587,497, which consisted of operating costs of $1,893,499 and a provision for income taxes of $4,439, offset by interest income on marketable securities held in the Trust Account of $310,441.

For the three months ended June 30, 2019, we had net income of $488,526, which consists of interest income on marketable securities held in the Trust Account of $770,755, offset by unrealized loss on marketable securities held in the Trust Account of $4,268, operating costs of $148,100 and a provision for income taxes of $129,861.

For the six months ended June 30, 2019, we had net income of $933,223, which consists of interest income on marketable securities held in the Trust Account of $1,504,270 and an unrealized gain on marketable securities held in the Trust Account of $3,217, offset by operating costs of $323,167 and a provision for income taxes of $251,097.

Liquidity and Capital Resources

As of June 30, 2020, we had cash held in the Trust Account of $31,043,986 (including approximately $858,000 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through June 30, 2020, we withdrew $1,179,244 of funds from the interest earned on the Trust Account to pay our franchise and income tax obligations, of which $170,050 was withdrawn during the six months ended June 30, 2020.

For the six months ended June 30, 2020, cash used in operating activities was $871,011. Net loss of $1,587,497 was affected by interest earned on marketable securities held in the Trust Account of $310,441 and a deferred tax benefit of $2,014. Changes in operating assets and liabilities provided $1,028,941 of cash from operating activities.

For the six months ended June 30, 2019, we had net income of $933,223, which consists of interest income on marketable securities held in the Trust Account of $1,504,270 and an unrealized gain on marketable securities held in the Trust Account of $3,217, offset by operating costs of $323,167 and a provision for income taxes of $251,097, respectively.

We used substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees) to complete the Business Combination. We may withdraw interest from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We agreed to pay each of our independent directors an annual retainer of $20,000 (pro-rated for interim periods of service) for their service as members of our Board, for which, in addition to general matters of corporate governance and oversight, we expected our Board members to assist us in the identification and evaluation of industries and particular businesses that are, in the reasonable judgment of the Board, suitable acquisition targets for us, as well as assisting us in the review and analysis of alternative business combinations. In addition, we agreed to pay each independent director a telephonic meeting fee of $1,000 or in-person meeting fee of $1,500 for each meeting attended by such independent director. We also agreed to pay the Chairperson of the Audit Committee an annual retainer of $7,500 and the Chairperson of the Compensation Committee an annual retainer of $5,000. All such fees were deferred and became payable on the consummation of the Business Combination.

Off-balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We did not enter into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on January 30, 2018 and continued to incur these fees monthly until the completion of the Business Combination.

In addition, we agreed to pay the underwriters a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $4,375,000.

In January 2020, the underwriters agreed that in the event the Business Combination was consummated, the deferred discount due to them was reduced to $2,500,000. The deferred fee was paid in cash upon the closing of the Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in (i) our Annual Report on Form 10-K filed with the SEC on March 10, 2020, (ii) our Definitive Proxy Statement on Schedule 14A relating to the Business Combination, initially filed with the SEC on November 12, 2019 and as amended through June 4, 2020, or (iii) our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1(a) +	Agreement and Plan of Merger, dated as of September 16, 2019, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the SEC on September 17, 2019)
2.1(b)	First Amendment to Agreement and Plan of Merger, dated as of November 5, 2019, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.2 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the SEC on November 8, 2019)
2.1(c)	Second Amendment to Agreement and Plan of Merger, dated as of March 10, 2020, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the SEC on March 16, 2020)
2.1(d)	Third Amendment to Agreement and Plan of Merger, dated as of May 22, 2020, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the SEC on May 28, 2020)
3.1	Amended and Restated Certificate of Incorporation of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38363), filed with the SEC on July 8, 2020).
3.2	Bylaws of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38363), filed with the SEC on July 8, 2020)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38363), filed with the SEC on July 8, 2020)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-38363), filed with the SEC on July 8, 2020)
5.1	Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the SEC on January 30, 2018)
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the SEC on November 12, 2019)
10.2	Form of Director Nominating Agreement (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the Commission on March 10, 2020)
10.3	Form of Release Agreement (incorporated by reference to Exhibit 10.3 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the SEC on November 12, 2019)
10.4	GPAQ Acquisition Holdings, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Annex D to GPAQ Acquistion Holdings, Inc.’s Amendment No.1 to Registration Statement on Form S-4 (File No. 333-234655) filed with the SEC on January 23,2020)
10.5	Employment Agreement, dated July 1, 2020, by and between Michael Crawford, HOFV Newco, LLC and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38363), filed with the SEC on July 8, 2020).
10.6	Employment Agreement, dated June 22, 2020, by and between Michael Levy and HOF Village, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38363), filed with the SEC on July 8, 2020).

10.7+	Note Purchase Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-38363), filed with the SEC on July 8, 2020).
10.8	Registration Rights Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-38363), filed with the SEC on July 8, 2020).
10.9	Note Redemption and Warrant Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-38363), filed with the SEC on July 8, 2020).
10.10+	Amended and Restated Sponsorship and Naming Rights Agreement, dated July 2, 2020, by and among HOF Village, LLC, National Football Museum, Inc. and Johnson Controls, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-38363), filed with the SEC on July 8, 2020)
10.11	Promissory Note, dated June 24, 2020, by HOF Village, LLC and HOF Village Hotel II, LLC in favor of JKP Financial, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-38363), filed with the SEC on July 8, 2020)
10.12	Letter Agreement re Payment Terms, dated June 25, 2020, by and among Industrial Realty Group, LLC, IRG Master Holdings, LLC, HOF Village, LLC and certain affiliates party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-38363), filed with the SEC on July 8, 2020)
10.13+	Amendment Number 8 to Term Loan Agreement, dated June 30, 2020, by and among HOF Village, LLC and certain affiliates party thereto, the Lenders party thereto and GACP Finance Co., LLC, as Administrative Agent (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-38363), filed with the SEC on July 8, 2020)
10.14+	Amendment to Sponsorship and Services Agreement, dated June 15, 2020, by and among HOF Village, LLC, National Football Museum, Inc. and Constellation NewEnergy, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-38363), filed with the SEC on July 8, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished.

+	The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: August 10, 2020	/s/ Michael Crawford
Michael Crawford
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	/s/ Jason Krom
Jason Krom
Chief Financial Officer
(Principal Financial Officer)