Form 10-Q
period 2020-09-30
Hall of Fame Resort & Entertainment Co
filed 2020-11-05
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 001-38363

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

(Exact name of registrant as specified in its charter)

Delaware	84-3235695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2626 Fulton Drive NW

Canton, OH 44718

(Address of principal executive offices)

(330) 458-9176

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HOFV	Nasdaq Capital Market
Warrants to purchase 1.421333 shares of Common Stock	HOFVW	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non–accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes ☐ No ☒

As of November 3, 2020, there were 32,741,778 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of :
	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Cash	$7,924,636	$2,818,194
Restricted cash	15,917,555	5,796,398
Accounts receivable, net	1,252,447	1,355,369
Prepaid expenses and other assets	6,817,916	2,292,859
Property and equipment, net	126,868,808	134,910,887
Project development costs	122,011,617	88,587,699
Total assets	$280,792,979	$235,761,406

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$108,127,273	$164,922,714
Accounts payable and accrued expenses	15,554,157	12,871,487
Due to affiliate	2,241,106	19,333,590
Other liabilities	4,857,949	3,684,276
Total liabilities	130,780,485	200,812,067

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
No shares issued or outstanding at September 30, 2020 and December 31, 2019
Common stock, $0.0001 par value; 100,000,000 shares authorized;	3,275	544
32,741,778 and 5,436,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively
Additional paid-in capital	168,134,414	-
Accumulated (deficit) earnings	(18,089,195)	34,948,795
Total equity attributable to HOFRE	150,048,494	34,949,339
Non-controlling interest	(36,000)	-
Total equity	150,012,494	-
Total liabilities and stockholders’ equity	$280,792,979	$235,761,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues
Sponsorships, net of activation costs	$1,564,250	$1,820,293	$4,886,106	$5,457,785
Rents and cost recoveries	103,244	348,900	420,681	657,106
Event revenues	9,613	4,690	37,446	54,533
Total revenues	$1,677,107	$2,173,883	$5,344,233	$6,169,424

Operating expenses
Property operating expenses	8,987,167	3,995,624	18,099,436	10,025,750
Commission expense	199,668	228,961	1,257,648	798,788
Depreciation expense	2,753,046	2,751,229	8,198,469	8,163,962
Loss on abandonment of project development costs	-	-	-	12,194,783
Total operating expenses	$11,939,881	$6,975,814	$27,555,553	$31,183,283

Loss from operations	(10,262,774)	(4,801,931)	(22,211,320)	(25,013,859)

Other expense
Interest expense	(615,250)	(2,160,210)	(4,825,045)	(6,734,735)
Amortization of discount on note payable	(3,043,738)	(3,400,514)	(9,721,484)	(10,302,822)
Total interest expense	$(3,658,988)	$(5,560,724)	$(14,546,529)	$(17,037,557)

Loss in joint venture	-	(275,564)	-	(252,576)
Business combination costs	(19,137,165)	-	(19,137,165)	-
Loss on extinguishment of debt	(877,976)	-	(877,976)	-
Total other expense	$(23,674,129)	$(5,836,288)	$(34,561,670)	$(17,290,133)

Loss before taxes	$(33,936,903)	$(10,638,219)	$(56,772,990)	$(42,303,992)

Income tax benefit	$-	$-	$-	$-

Net loss	$(33,936,903)	$(10,638,219)	$(56,772,990)	$(42,303,992)

Non-controlling interest	36,000	-	36,000	-

Net loss attributable to HOFRE stockholders	$(33,900,903)	$(10,638,219)	$(56,736,990)	$(42,303,992)

Net loss per share – basic and diluted	$(1.04)	$(1.96)	$(3.90)	$(7.78)

Weighted average shares outstanding, basic and diluted	32,576,553	5,436,000	14,548,887	5,436,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated (Deficit)	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stockholders	Interest	Equity

Balance as of January 1, 2020	5,436,000	$544	$-	$34,948,795	$34,949,339	$-	$34,949,339

Net loss	-	-	-	(13,137,842)	(13,137,842)	-	(13,137,842)

Balance as of March 31, 2020	5,436,000	$544	$-	$21,810,953	$21,811,497	$-	$21,811,497

Contribution from shareholders	-	-	-	3,699,000	3,699,000	-	3,699,000
Net loss	-	-	-	(9,698,245)	(9,698,245)	-	(9,698,245)

Balance as of June 30, 2020	5,436,000	$544	$-	$15,811,708	$15,812,252	$-	$15,812,252

Conversion of the preferred equity loan	12,277,428	1,228	58,438,397	$-	$58,439,625	$-	$58,439,625
Shares of common stock issued for accounts payable	2,803,396	280	23,425,881	-	23,426,161	-	23,426,161
Business combination with GPAQ on July 1, 2020	6,027,428	602	30,534,179	-	30,534,781	-	30,534,781
Shares of common stock issued in exchange of debt	5,280,083	528	38,007,218	-	38,007,746	-	38,007,746
Stock-based compensation on restricted stock awards	715,929	72	2,772,733	-	2,772,805	-	2,772,805
Stock-based compensation on restricted stock units	-	-	593,688	-	593,688	-	593,688
Vesting of restricted stock units	176,514	18	(18)	-	-	-	-
Stock-based compensation - common stock awards	25,000	3	195,997	-	196,000	-	196,000
Contingent beneficial conversion feature on PIPE Notes	-	-	14,166,339	-	14,166,339	-	14,166,339
Net loss	-	-	-	(33,900,903)	(33,900,903)	(36,000)	(33,936,903)

Balance as of September 30, 2020	32,741,778	$3,275	$168,134,414	$(18,089,195)	$150,048,494	$(36,000)	$150,012,494

Balance as of January 1, 2019	5,436,000	$544	$-	$90,852,675	$90,853,219	$-	$90,853,219

Net loss	-	-	-	(21,667,509)	(21,667,509)	-	(21,667,509)

Balance as of March 31, 2019	5,436,000	$544	$-	$69,185,166	$69,185,710	$-	$69,185,710

Net loss		-	-	(9,998,264)	(9,998,264)	-	(9,998,264)

Balance as of June 30, 2019	5,436,000	$544	$-	$59,186,902	$59,187,446	$-	$59,187,446

Net loss	-	-	-	(10,638,219)	(10,638,219)	-	(10,638,219)

Balance as of September 30, 2019	5,436,000	$544	$-	$48,548,683	$48,549,227	$-	$48,549,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(56,772,990)	$(42,303,992)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities
Depreciation expense	8,198,469	8,163,962
Amortization of note discounts	9,721,484	10,302,822
Bad debt expense	-	135,666
Loss on abandonment of project development costs	-	12,194,783
Loss from equity method investment	-	252,576
Deferred rent expense	-	(572,843)
Interest paid in kind	3,135,035	693,144
Loss on extinguishment of debt	877,976	-
Stock based compensation expense	3,562,493	-
Changes in operating assets and liabilities:
Accounts receivable	102,922	324,792
Prepaid expenses and other assets	(4,525,057)	1,046,025
Accounts payable and accrued expenses	15,517,286	5,211,233
Due to affiliates	(9,126,691)	5,556,646
Other liabilities	4,090,150	4,368,407
Net cash (used in) provided by operating activities	(25,218,923)	5,373,221

Cash Flows From Investing Activities
Additions to project development costs and property and equipment	(28,085,048)	(8,975,957)
Proceeds from business combination	31,034,781	-
Net cash provided by (used in) investing activities	2,949,733	(8,975,957)

Cash Flows From Financing Activities
Proceeds from notes payable	65,039,642	8,380,000
Repayments of notes payable	(26,113,861)	(5,216,560)
Payment of financing costs	(1,428,992)	(576,741)
Net cash provided by financing activities	37,496,789	2,586,699

Net increase (decrease) in cash and restricted cash	15,227,599	(1,016,037)

Cash and restricted cash, beginning of period	8,614,592	8,417,950

Cash and restricted cash, end of period	$23,842,191	$7,401,913

Cash	$7,924,636	$911,089
Restricted Cash	15,917,555	6,490,824
Total cash and restricted cash	$23,842,191	$7,401,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$4,878,254	$1,097,139
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$5,495,260	$2,527,943
Conversion of the preferred equity loan to common equity	$58,439,625	$-
Shares of common stock issued for accounts payable	$23,426,161	$-
Non-cash contribution from PFHOF in shared services agreement	$3,699,000	$-
Shares of common stock issued in exchange of debt	$38,007,746	$-
Conversion of GPAQ Sponsor Loan into Convertible PIPE debt	$500,000	$-
Contingent beneficial conversion feature on PIPE Notes	$14,166,339	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization and Nature of Business

Organization and Nature of Business

Hall of Fame Resort & Entertainment Company, a Delaware corporation (together with its subsidiaries, unless the context indicates otherwise, the “Company” or “HOFRE”), was incorporated in Delaware as GPAQ Acquisition Holdings, Inc., a wholly owned subsidiary of our legal predecessor, Gordon Pointe Acquisition Corp. (“GPAQ”), a special purpose acquisition company.

On July 1, 2020, the Company consummated a business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among the Company, GPAQ, GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to in this Form 10-Q as the “Business Combination.”

Upon the consummation of the Business Combination: (i) Acquiror Merger Sub merged with and into GPAQ, with GPAQ continuing as the surviving entity (the “Acquiror Merger”) and (ii) Company Merger Sub merged with and into Newco, with Newco continuing as the surviving entity (the “Company Merger”). In advance of the Company Merger, HOF Village transferred all of its assets, liabilities and obligations to Newco pursuant to a contribution agreement. In connection with the closing of the Business Combination, the Company changed its name from “GPAQ Acquisition Holdings, Inc.” to “Hall of Fame Resort & Entertainment Company.” As a result of the Business Combination, GPAQ and Newco continue as the Company’s wholly owned subsidiaries. Upon consummation of the Business Combination and, in connection therewith, HOFRE became a successor issuer to GPAQ by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Business Combination is, in substance, a reverse merger recapitalization and accordingly, the historical financials prior to the date of the Business Combination in these condensed consolidated financial statements are those of HOF Village LLC and its subsidiaries. The Business Combination is further described in Note 11.

The Company is a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, the Company owns the Hall of Fame Village powered by Johnson Controls, a multi-use sports, entertainment and media destination centered around the PFHOF’s campus. The Company is creating a diversified set of revenue streams through developing themed attractions, premier entertainment programming, sponsorships and media.

The Company has entered into several agreements with PFHOF, an affiliate of HOFRE, and certain government entities, which outline the rights and obligations of each of the parties with regard to the property on which the Hall of Fame Village powered by Johnson Controls sits, portions of which are owned by the Company and portions of which are net leased to the Company by the government entities (see Note 7). Under these agreements, the PFHOF and the government entities are entitled to use portions of the Hall of Fame Village powered by Johnson Controls on a direct-cost basis.

On December 11, 2018, the HOF Village entered into the Master Transaction Agreement (the “Master Transaction Agreement”), whereby, among other things, it amended the HOF Village LLC Agreement (see Note 4).

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization and Nature of Business (continued)

Liquidity and Going Concern

The Company has sustained recurring losses and negative cash flows from operations through September 30, 2020. In addition, its Bridge Loan (defined below) matures on November 30, 2020, which is within 12 months from the issuance of these condensed consolidated financial statements. Since inception, the Company’s operations have been funded principally through the issuance of debt. As of September 30, 2020, the Company had approximately $16 million of restricted cash. On July 1, 2020, the Company consummated the Business Combination, whereby the Company’s then outstanding convertible notes were converted into shares of common stock in HOFRE, $15.0 million of the Bridge Loan was converted into equity and $15.5 million of the Bridge Loan was repaid with proceeds from the Business Combination. The balance of the Bridge Loan of approximately $34.5 million as of September 30, 2020, and has been guaranteed by Industrial Realty Group, LLC (“Industrial Realty Group”). In the event that Industrial Realty Group advances funds to the Company to pay off the Bridge Loan, under the terms of the guarantee, Industrial Realty Group will become a lender to the Company with a new maturity date of August 2021. These factors raise doubt about the Company’s ability to continue operations as a going concern.

The Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. If management is unable to execute its planned debt and equity financing initiatives, these conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of Securities and Exchange commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for audited financial statements. However, in the opinion of management of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary for the fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, filed with the SEC on March 10, 2020 in GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-234655).

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2020.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies

Consolidation

The unaudited condensed consolidated financial statements include the accounts and activity of the Company, and its wholly owned subsidiaries. Investments in a variable interest entity in which the Company is not the primary beneficiary, or where the Company does not own a majority interest but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. All intercompany profits, transactions and balances have been eliminated in consolidation.

The Company owns a 60% interest in Mountaineer GM, LLC (“Mountaineer”), whose results are consolidated into the Company’s results of operations. The Company acquired 60% of the equity interests in Mountaineer for a purchase price of $100 from one of its related parties. See Note 9 for additional information on the terms of the agreement. The portion of Mountaineer’s net loss that is not attributable to the Company is included in non-controlling interest.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions for the Company relate to bad debt, depreciation, costs capitalized to project development costs, useful lives of assets, fair value of financial instruments, and estimates and assumptions used to measure impairment. Management adjusts such estimates when facts and circumstances dictate. Actual results could differ from those estimates.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Property and Equipment and Project Development Costs

Property and equipment are recorded at historical cost and are depreciated using the straight-line method over the estimated useful lives of the assets. During the construction period, the Company capitalizes all costs related to the development of the Hall of Fame Village powered by Johnson Controls. Project development costs include predevelopment costs, amortization of finance costs, real estate taxes, insurance, and other project costs incurred during the period of development. The capitalization of costs began during the preconstruction period, which the Company defines as activities that are necessary to the development of the project. The Company ceases cost capitalization when a portion of the project is held available for occupancy and placed into service. This usually occurs upon substantial completion of all costs necessary to bring a portion of the project to the condition needed for its intended use, but no later than one year from the completion of major construction activity. The Company will continue to capitalize only those costs associated with the portion still under construction. Capitalization will also cease if activities necessary for the development of the project have been suspended. As of September 30, 2020, the second two phases of the project remained subject to such capitalization.

The Company reviews its property and equipment and projects under development for impairment whenever events or changes indicate that the carrying value of the long-lived assets may not be fully recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded.

The Company measures and records impairment losses on its long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. Considerable judgment by management is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. On January 18, 2019, management determined that previously capitalized costs for the development of a hotel should be written off because plans for this particular hotel and site location have been abandoned and will not benefit the current plans for another hotel elsewhere on the site. Management reviewed its capitalized costs and identified the costs that had no future benefit. The Company recorded a $12,194,783 charge as a loss on abandonment of project development costs within the accompanying statement of operations.

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents at September 30, 2020 and December 31, 2019, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances at September 30, 2020 and December 31, 2019 were $15,917,555 and $5,796,398, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable are generally amounts due under sponsorship and other agreements. Accounts receivable are reviewed for delinquencies on a case by case basis and are considered delinquent when the sponsor or debtor has missed a scheduled payment. Interest is not charged on delinquencies.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. At September 30, 2020 and December 31, 2019, the Company had an allowance for doubtful accounts of $0 and $1,306,047, respectively, which related to the Company’s receivable from Youth Sports Management, LLC (“Youth Sports”). See Note 7 for additional information on Youth Sports.

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized to additions in project development costs during the construction period over the term of the related loans, without regard for any extension options until the project or portion thereof is considered substantially complete. Upon substantial completion of the project or portion thereof, such costs are amortized as interest expense over the term of the related loan. Any unamortized costs are shown as an offset to Notes Payable on the accompanying unaudited condensed consolidated balance sheet.

Investment in Joint Venture

The Company previously used the equity method to record the activities of its 50% owned joint venture in Youth Sports. The equity method of accounting required that the Company recognize its initial capital investment at cost and subsequently, its share of the earnings or losses in the joint venture. The joint venture agreement was structured whereby the Company was not at risk for losses above its original capital investment. Therefore, the Company did not record a deficit that would have resulted in the equity being negative from the investment in joint venture.

The maximum exposure to loss represented the potential loss of assets which may have been recognized by the Company relating to its investment in the joint venture. On May 29, 2020, the Company acquired the remaining 50% in Youth Sports for the accounts receivable amounts due from them, which was fully reserved as of the date of the transaction. The results of this non-cash transaction increased the Company’s interest to 100%. Upon acquisition, the Company consolidated the Youth Sports joint venture, an inactive voting interest entity. The Company accounted for the transaction as an asset acquisition under a cost accumulation model, and no gain on the change of control of interest was recognized in the consolidation, resulting in no consolidated assets or liabilities.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Income Taxes

The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2020 and December 31, 2019, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the periods September 30, 2020 and 2019. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the periods presented primarily due to the Company’s net operating loss, which was fully reserved for all periods presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2016 through 2019 remain subject to examination.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Private Placement to purchase 17,400,000 shares of Class A common stock in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Revenue Recognition

The Company has adopted ASC 606, Revenue with Contracts with Customers, with a date of initial application of January 1, 2019. As a result, the Company has updated its accounting policy for revenue recognition to reflect the new standard. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company generates revenues from various streams such as sponsorship agreements, rents, cost recoveries and events. The sponsorship arrangements, in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time, recognized revenue on a straight-line basis over the time period specified in the contract. Refer to Note 6 for more details. Revenue for rents, cost recoveries and events are recognized at the time the respective event or service has been performed.

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. If the contract does not specify the revenue by performance obligation, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price. Such prices are generally determined using prices charged to customers or using the Company’s expected cost plus margin. Revenue is recognized as the Company’s performance obligations are satisfied. If consideration is received in advance of the Company’s performance, including amounts which are refundable, recognition of revenue is deferred until the performance obligation is satisfied or amounts are no longer refundable.

Advertising

The Company expenses all advertising and marketing costs as they are incurred. Total advertising and marketing costs for the three months ended September 30, 2020 and 2019 were $45,976 and $244,057, respectively, and for the nine months ended September 30, 2020 and 2019 were $313,571 and $285,831, respectively, which are recorded as property operating expenses on the Company’s unaudited condensed consolidated statements of operations.

The Company received a grant of $100,000 from Visit Canton on April 3, 2020, which grant is to be used to generate visitors to the Canton area through the Company’s events. This grant will be used to offset future marketing and tourism expenses. The grant is recorded in other liabilities on the Company’s unaudited condensed balance sheet.

Ground Rent Expense

Ground rent expense is recognized on a straight-line basis over the life of the related operating lease.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company recognizes compensation expense for all equity-based payments in accordance with ASC 718 “Compensation – Stock Compensation.” Under fair value recognition provisions, the Company recognizes equity-based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Compensation Committee of the Company’s board of directors (the “Board of Directors”). These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a 12 to 36-month period.

Recent Accounting Standards

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as modified by subsequently issued ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively “ASU 2016-02”). This ASU is effective for private companies beginning after December 15, 2021. ASU 2016-02 requires recognition of right-of-use assets and lease liabilities on the balance sheet. Most prominent among the changes in ASU 2016-02 is the lessees’ recognition of a right-of-use asset and a lease liability for operating leases. The right-of-use asset and lease liability are initially measured based on the present value of committed lease payments. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Expenses related to operating leases are recognized on a straight-line basis, while those related to financing leases are recognized under a front-loaded approach in which interest expense and amortization of the right-of-use asset are presented separately in the statement of operations. As the Company is an emerging growth company and following private company deadlines, the Company has an additional deferral under this ASU to adopt beginning after December 15, 2021. Similarly, lessors are required to classify leases as sales-type, finance or operating with classification affecting the pattern of income recognition. Classification for both lessees and lessors is based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. ASU 2016-02 also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The Company is currently evaluating the impact of the pending adoption of this new standard on its unaudited condensed consolidated financial statements.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Recent Accounting Standards (continued)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also simplifies aspects of accounting for franchise taxes and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim financial statement periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its unaudited condensed consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint-Ventures (Topic 323), and Derivatives and Hedging (Topic 815), clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This ASU is effective for private companies beginning after December 15, 2021. Early application is permitted, including early adoption in an interim period for public business entities for periods for which financial statements have not yet been issued. An entity should apply ASU No. 2020-01 prospectively at the beginning of the interim period that includes the adoption date. This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The Company is currently evaluating the impact of the pending adoption of this new standard on its unaudited condensed consolidated financial statements.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Recent Accounting Standards (continued)

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements,” which requires an entity (a lessee or lessor) to provide transition disclosures under Topic 250 upon adoption of Topic 842. In February 2020, the FASB issued ASU 2020-02, “Financial Instruments – Credit Losses (Topic 326): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases.” The ASU adds and amends SEC paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard. This new standard is effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its unaudited condensed consolidated financial statements.

Subsequent Events

Subsequent events have been evaluated through November 4, 2020, the date the unaudited condensed consolidated financial statements were issued. Other than what has been disclosed in the unaudited condensed consolidated financial statements, no other events have been identified requiring disclosure or recording.

Note 3: Property and Equipment and Project Development Costs

Property and equipment consists of the following:

	Useful Life	September 30, 2020	December 31, 2019
Land		$278,556	$278,556
Land improvements	25 years	31,078,211	31,078,211
Building and improvements	15 to 39 years	128,756,221	128,599,831
Equipment	5 to 10 years	1,313,488	1,313,488
Property and equipment, gross		161,426,476	161,270,086

Less: accumulated depreciation		(34,557,668)	(26,359,199)
Property and equipment, net		$126,868,808	$134,910,887

Project development costs		$122,011,617	$88,587,699

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3: Property and Equipment and Project Development Costs (continued)

For the three months ended September 30, 2020 and 2019, the Company recorded depreciation expense of $2,753,046 and $2,751,229, respectively, and for the nine months ended September 30, 2020 and 2019, of $8,198,469 and $8,163,962, respectively. Additionally, the Company recorded a charge of $12,194,783 for the nine months ended September 30, 2019 for a loss on abandonment of project development costs for previously capitalized development costs within the accompanying unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2020 and 2019, the Company incurred $33,423,918 and $11,503,900 of capitalized project development costs, respectively.

Note 4: Notes Payable, net

Notes payable, net consisted of the following at September 30, 2020:

	Gross	Discount	Net
Bridge loan	$34,500,000	$-	$34,500,000
TIF loan	9,752,000	(1,680,594)	8,071,406
Syndicated unsecured term loan	167,980	-	167,980
Naming rights securitization loan	3,703,260	(227,762)	3,475,498
City of Canton Loan	3,500,000	(7,976)	3,492,024
New Market/SCF	2,862,980	-	2,862,980
Constellation EME	9,900,000	-	9,900,000
IRG November Note	13,770,681	(7,095)	13,763,586
Paycheck protection plan loan	390,400	-	390,400
JKP Capital loan	6,953,831	(19,133)	6,934,698
Convertible PIPE Notes	21,249,506	(13,897,581)	7,351,925
MKG DoubleTree Loan	15,300,000	(570,501)	14,729,499
Canton Cooperative Agreement	2,670,000	(182,723)	2,487,277
Total	$124,720,638	$(16,593,365)	$108,127,273

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Notes payable, net consisted of the following at December 31, 2019:

	Gross	Discount	Net
Bridge loan	$65,000,000	$(361,655)	$64,638,345
TIF loan	9,847,000	(1,721,761)	8,125,239
Syndicated unsecured term loan	6,803,530	(2,838,067)	3,965,463
Preferred equity loan	99,603,847	(53,365,911)	46,237,936
Land loan with affiliate	1,273,888	-	1,273,888
Naming rights securitization loan	9,235,845	(566,096)	8,669,749
McKinley Grand Mortgage	1,900,000	(51,787)	1,848,213
CH capital lending	1,807,339	-	1,807,339
Convertible notes	17,310,252	(471,965)	16,838,287
IRG November note	11,585,792	(67,537)	11,518,255
Total	$224,367,493	$(59,444,779)	$164,922,714

During the three months ended September 30, 2020 and 2019, the Company recorded amortization of note discounts of $3,043,738 and $3,400,514, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded amortization of note discounts of $9,721,484 and $10,302,822, respectively.

Accrued Interest on Notes Payable

As of September 30, 2020 and December 31, 2019, accrued interest on notes payable, were as follows:

	September 30, 2020	December 31, 2019
Bridge loan	$3,599,976	$2,084,711
Preferred equity loan	-	717,286
Land loan with affiliate	-	101,662
Constellation EME	259,229	-
New Market/SCF	51,352	-
Naming rights securitization loan	-	30,786
Mortgage McKinley Grand	-	41,821
Paycheck Protection Program Loan	1,722	-
JKP Capital Note	208,221	-
SCF Subordinated Note	1,111	-
Convertible notes	-	269,271
MKG Doubletree loan	35,630	-
Total	$4,157,241	$3,245,537

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Accrued Interest on Notes Payable (continued)

The amounts above were included in accounts payable and accrued expenses and other liabilities on the Company’s unaudited condensed consolidated balance sheet, as follows:

	September 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$4,157,241	$2,528,251
Other liabilities	-	717,286
	$4,157,241	$3,245,537

Bridge Loan

On June 30, 2020, the Company entered into an amendment to the $65 million bridge loan (the “Bridge Loan”) dated March 20, 2018 among us, various lenders party thereto (“Lenders”) and GACP Finance Co., LLC (“GACP”), as administrative agent (the “Term Loan Agreement”), which further extended the maturity date to November 30, 2020, updated certain defined terms to align with the final transaction structure resulting from the Business Combination, specified the amount of proceeds from the Business Combination and Private Placement (defined below) that were required to be paid towards amounts outstanding under the Term Loan Agreement (the “Gordon Pointe Transaction Prepayment Amount”), added a fee payable to certain Lenders relative to the amounts owed after giving effect to the Gordon Pointe Transaction Prepayment Amount, amended various provisions related to mandatory prepayments of outstanding amounts owed under the Term Loan Agreement (including, but not limited to, prepayments due in connection with future equity and debt raises), and other minor amendments regarding HOF Village Hotel II, LLC (“HOF Village Hotel II”) and Mountaineer to facilitate their planned operations. The Bridge Loan has an exit fee of 1% on the balance due at the maturity of the loan, which the Company is accreting over the term of the Bridge Loan.

At the date of the Business Combination, on July 1, 2020, the Company used proceeds from the Business Combination to pay $15,500,000 on the Bridge Loan, while an additional $15,000,000 converted into equity in the newly formed HOFRE. The remaining balance following the Business Combination was approximately $34,500,000. The maturity date on the remaining balance has been extended one month to November 30, 2020. Should the Company be unable to pay off the principal balance at maturity, Industrial Realty Group has agreed to advance funds to the Company to pay off the Bridge Loan, under the terms of the guarantee. As a result, Industrial Realty Group would become a lender to the Company with a maturity date of August 2021.

TIF Loan

For the Company, the Development Finance Authority of Summit County (“DFA Summit”) offered a private placement of $10,030,000 in taxable development revenue bonds, Series 2018. The bond proceeds are to reimburse the developer for costs of certain public improvements at the Hall of Fame Village powered by Johnson Controls, which are eligible uses of tax-incremental funding (“TIF”) proceeds.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes payable, Net (continued)

TIF Loan (continued)

Under the cooperative agreement entered into by the Company, two subsidiaries, the City of Canton, DFA Summit, Stark County Port Authority, and the bank trustee, the Company and certain subsidiaries have been exempted from certain real estate taxes. However, the Company must make real estate tax payments on the TIF parcels sufficient to cover future required payments on the bond debt service until the 2018 bonds are no longer outstanding. This is a significant commitment made by the Company and is guaranteed by an individual’s trust, an individual, and two subsidiaries of the Company.

Since the bond debt service is fixed and determinable, a liability has been recorded as of September 30, 2020 and December 31, 2019, representing the present value of the future bond debt service payments. The term of the TIF requires the Company to make installment payments through July 31, 2048. The current imputed interest rate is 5.2%, which runs through July 31, 2028. The imputed interest rate then increases to 6.6% through July 31, 2038 and finally increases to 7.7% through the remainder of the TIF. The Company is required to make payments on the TIF semi-annually in June and December each year. During the nine months ended September 30, 2020 and 2019, the Company made principal payments on this loan totaling $95,000 and $90,000, respectively.

Syndicated Unsecured Term Loan and Preferred Equity Loan

On January 1, 2016, as amended and restated on October 15, 2017, the Company entered into a financing agreement with a syndicate of lenders, including affiliates of IRG Canton Village Member, LLC, a member of HOF Village (the “IRG Member”), for a loan amount up to $150,000,000 as an unsecured promissory note (the “Syndicated Unsecured Term Loan”). The Syndicated Unsecured Term Loan may not be prepaid either in whole or in part until the initial maturity date without the express consent of the lender. Proceeds from the Syndicated Unsecured Term Loan are intended to cover working capital and the construction costs for venues including the Tom Benson Hall of Fame Stadium, youth fields, and campus infrastructure projects. The maturity date is February 26, 2021, and the Syndicated Unsecured Term Loan accrues interest at a rate of 12% per annum.

On December 11, 2018, the Company and various parties signed the Master Transaction Agreement setting forth various terms and conditions for the development of the Hall of Fame Village powered by Johnson Controls. As part of the Master Transaction Agreement, American Capital Center, LLC (“ACC”), an affiliate of the Company, exchanged $106,450,000 of the Company’s debt and $24,470,142 of accrued interest and origination fees, as well as $336,579 of amounts due to PFHOF, by converting it to preferred equity instruments with a face value of $95,500,000 and an amended subordinated debt agreement with a face value of $6,450,000. In accordance with the Extinguishment of Liabilities subtopic of the FASB ASC 470-50, given that ACC was a related party, the Company treated the Master Transaction Agreement as a capital transaction and recapitalized the debt to equity in the amount of $96,076,120, net of discounts and unamortized deferred financing costs.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes payable, Net (continued)

Syndicated Unsecured Term Loan and Preferred Equity Loan (continued)

The subordinated debt accrues interest at a rate of 5% and the balance is due February 26, 2021. The remaining subordinated debt is subordinate to the Bridge Loan. Additionally, the subordinated debt contains a payment-in-kind (“PIK”) interest provision, which represents contractually deferred interest added to the subordinated debt outstanding balance that is due at maturity. For the three months ended September 30, 2020 and 2019, the Company incurred PIK interest of $2,074 and $85,107, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred PIK interest of $254,333 and $249,415, respectively. As part of the Business Combination, on July 1, 2020, the entire balance of the Preferred Equity Loan’s and all but $167,980 of the Syndicated Unsecured Term Loan outstanding were converted into and aggregate of 13,762,039 shares of common stock.

Land Loan with Affiliate

On July 10, 2017, the Company entered into a promissory note with the PFHOF, an affiliate of HOFRE, for purpose of the acquisition of land at the Hall of Fame Village powered by Johnson Controls. The promissory note had an outstanding balance of $1,273,888 at June 30, 2020 and December 31, 2019, which bore interest at a rate of 1.22% per annum. The loan may be prepaid in whole or in part without penalty. For any unpaid balance after December 31, 2017, the interest rate was increased by 5%. The loan was subordinate to the Bridge Loan and had a maturity date of February 26, 2023. On July 2, 2020, the Company issued 580,000 shares in exchange of (a) full satisfaction of the promissory note in the amount of $1,273,888, (b) accrued interest in the amount of $50,158, and (c) other amounts due to PFHOF in the amount of $4,266,793. The Company determined that the issuance of shares for full satisfaction of the note resulted in a loss on extinguishment of debt of $209,160.

Naming Rights Securitization Loan

On November 9, 2017, the Company, through a subsidiary, JCIHOFV Financing, LLC, entered into a secured loan with a financial institution for $22,800,000, collateralized by the entire payment stream of the Johnson Controls Naming Rights Agreement, dated November 17, 2016 (see Note 6). Monthly payments include principal and interest at 4% per annum with the remaining principal balance due on March 31, 2021. The loan may not be prepaid, in whole or in part, without paying the prepayment premium, which is equal to the present value of the remaining interest payments.

City of Canton Loan

On December 30, 2019, the Company entered into a loan facility with the City of Canton, OH, whereby it may borrow up to $3,500,000. The loan accrues interest at a rate of one-half percent (0.5%) per annum. Upon an event of default, the interest rate will increase to five percent (5%) per annum on the outstanding balance at the time of default. The loan shall mature on July 1, 2027. During the three months ended September 30, 2020, the Company borrowed $903,765 on the loan and for the nine months ended September 30, 2020, the Company borrowed the maximum amount of $3,500,000 on the loan. The Company has the option to extend the loan’s maturity date for three years, to July 1, 2030 if the Company meets certain criteria in terms of the hotel occupancy level and maintaining certain financial ratios.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes payable, Net (continued)

New Market/SCF

On December 30, 2019, the Company entered into a loan facility with New Market Project, Inc., whereby it may borrow up to $3,000,000, of which the proceeds are to be used for the development of McKinley Grand Hotel, as described below. During the three months ended September 30, 2020, the Company borrowed $651,667 and during the nine months ended September 30, 2020 the Company borrowed $2,862,980 on this facility. The loan has a maturity date of December 30, 2024 and accrues interest at a rate of 4% per annum. In the event of default, including failure to pay upon final maturity, the interest rate shall increase by adding a 5% fee that applies to each succeeding interest rate change that would have applied had there been no default.

McKinley Grand Mortgage

On October 22, 2019, the Company purchased the McKinley Grand Hotel in Canton, Ohio for $3.9 million, which was partially financed by separate notes payable of $1,900,000 and $1,807,339.

The $1,807,339 note payable, in favor of CH Capital Lending, LLC (the “CH Capital Note”), accrued interest at a fixed rate equal to 10% per annum. The Company was required to make payments commencing on or prior to December 30, 2019. The maturity date of the CH Capital Note was April 30, 2020 and interest was payable quarterly. The Company was previously in default on the CH Capital Note, however the CH Capital Note was paid in full on June 24, 2020, as discussed below.

The $1,900,000 note payable had a maturity date of October 22, 2021. Interest accrued at a rate equal to the greater of (i) 3.75% or (ii) the sum of the LIBOR rate plus 2.75%. The Company was required to make interest payments commencing on November 1, 2019, and on the first day of each successive month until the note was repaid. In September 2020, the Company paid off the full outstanding $1,900,000 principal and interest owed, using proceeds from the MKG Double Tree Loan.

Constellation EME

On December 30, 2019, the Company entered into a loan facility with Constellation NewEnergy, Inc. (“Constellation”) whereby it may borrow up to $9,900,000 (the “Constellation Loan Facility”). The proceeds of the Constellation Loan Facility are to be held in escrow by a custodian to fund future development costs. The proceeds will be released from escrow as development costs are incurred. The Constellation Loan Facility was amended on April 13, 2020 to modify the payment schedule and maturity date, reflecting current project timetables. The maturity date is December 31, 2022 and payments are due in 29 monthly installments totaling $11,075,000, with an effective interest rate of 6.1%. Beginning in August 2020 through December 2020, the monthly installment amount is $55,000, which increases in January 2021 to $450,000 through December 2022. During the nine months ended September 30, 2020, the Company borrowed the full amount under the Constellation Loan Facility.

As of September 30, 2020, $2,779,153 of such funds had been released from the custodial accounts to the Company under the Constellation Loan Facility.

The Company also has a sponsorship agreement with Constellation. Refer to Note 6 for additional information.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes payable, Net (continued)

Convertible Notes

On December 24, 2018, the Company issued a series of convertible notes totaling $7,750,000 (the “Convertible Notes”). The notes accrued interest at a rate of 10%, with payments due semi-annually in arrears. The principal and all accrued interest amounts were due November 5, 2025. The Company was able to redeem the Convertible Notes after December 24, 2023, subject to terms defined in the individual notes. Convertible Notes redeemed between December 24, 2023 and December 24, 2024 would have been redeemed at 105% of face value. Convertible Notes redeemed after December 24, 2024 would have been redeemed at 102.5% of face value. Additionally, the Convertible Notes contained a PIK interest provision, which represented contractually deferred interest added to the Convertible Notes outstanding balance that was due at maturity. For the three months ended September 30, 2020 and 2019, the Company incurred PIK interest of $0 and $0, respectively. For the nine months ended September 30, 202 and 2019, the Company incurred PIK interest of $875,129 and $424,722, respectively. On July 1, 2020, upon consummation of the Business Combination, all outstanding Convertible Notes were exchanged for PIPE Notes (defined below).

IRG November Note

On February 7, 2020, as effective on November 27, 2019, HOF Village, as borrower, entered into a subordinated promissory note with Industrial Realty Group, as lender, in an amount up to $30,000,000 (the “IRG November Note”). As of September 30, 2020 and December 31, 2019, the aggregate principal amounts, excluding PIK interest, borrowed under the IRG November Note were $13,770,681 and $11,585,792, respectively. The IRG November Note accrues interest at a rate of 12% per annum and has a maturity date of November 1, 2020. Additionally, the IRG November Note contains a PIK interest provision, which represents contractually deferred interest added to the IRG November Note outstanding balance that is due at maturity. For the three months ended September 30, 2020, the Company incurred PIK interest of $405,036, and for the nine months ended September 30, 2020 incurred, $1,477,362, respectively. On July 1, 2020, upon consummation of the Business Combination, Industrial Realty Group exchanged $9,000,000 of the outstanding balance under the IRG November Note for PIPE Notes.

Paycheck Protection Program Loan

On April 22, 2020, the Company obtained a Paycheck Protection Program Loan (“PPP Loan”) for $390,400. The PPP Loan has a fixed interest rate of 1%, requires the Company to make 18 monthly payments beginning on November 22, 2020, with a maturity date of April 22, 2022, subject to debt forgiveness provisions from the Small Business Association.

JKP Capital Loan

On June 24, 2020, HOF Village and HOFV Hotel II executed a loan evidenced by a promissory note (the “JKP Capital Loan”) in favor of JKP Financial, LLC for the principal sum of $7,000,000. The JKP Capital Loan bears interest at a rate of 12% per annum and matures on August 31, 2021, on which date all unpaid principal and accrued and unpaid interest is due. The JKP Capital Loan is secured by the membership interests in HOFV Hotel II held by HOF Village.

On June 24, 2020, $1,928,831 ($1,807,339 in principal plus $121,492 in accrued interest) was advanced to CH Capital out of the $7,000,000 principal amount of the JKP Capital Loan in full satisfaction of the outstanding obligations under the CH Capital Note. HOF Village loaned the JKP Capital Loan to Newco in connection with the Business Combination. The Company will use the remaining proceeds of the JKP Capital Loan to fund its Phase II and Phase III construction costs.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes payable, Net (continued)

SCF Subordinated Note

On June 22, 2020, the Company entered into a loan facility with Stark Community Foundation (the “SCF Subordinated Note”) for $1,000,000. The SCF Subordinated Note has a fixed interest rate of 5% per annum, has a PIK interest provision that was payable semi-annually in arrears on each July 22 and January 22 commencing July 22, 2020, and with a maturity date of on June 22, 2023. On July 1, 2020, the SCF Subordinated Note was exchanged for PIPE Notes, described in greater detail below, under “PIPE Notes”.

Convertible PIPE Notes

On July 1, 2020, concurrently with the closing of the Business Combination, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain funds managed by Magnetar Financial, LLC and other purchasers (together, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) $20,721,293 in aggregate principal amount of the Company’s 8.00% Convertible Notes due 2025 (the “PIPE Notes”). Pursuant to the terms of the Note Purchase Agreement, the PIPE Notes may be converted into shares of Common Stock at a conversion price initially equal to $11.50 per share, subject to customary adjustment. Accordingly, the aggregate amount of PIPE Notes issued and sold in the Private Placement is convertible into 1,801,851 shares of Common Stock based on the conversion rate applicable on July 1, 2020. The conversion rate will convert at a conversion price of $11.50 per share. There are also Note Redemption Warrants that may be issued pursuant to the Note Purchase Agreement that will be exercisable for a number of shares of common stock to be determined at the time any such warrant is issued. The exercise price per share of common stock of any warrant will be set at the time such warrant is issued pursuant to the Note Purchase Agreement.

The PIPE Notes provide for a conversion price reset such that, if the last reported sale price of the common stock is less than or equal to $6.00 for any ten trading days within any 30 trading day period preceding the maturity date, then the conversion price is adjusted down $6.90 per share. On July 28, 2020, the conversion price reset was triggered. On this date, the Company recorded a beneficial conversion feature of $14,166,339, which will be amortized over the remaining term of the PIPE Notes using the effective interest method. For the three months ended September 30, 2020 and 2019, the Company incurred PIK interest of $0 for both periods. For the nine months ended September 30, 2020 and 2019, the Company incurred PIK interest of $528,213 and $0, respectively. The Company recorded $268,758 on amortization of debt discount related to the contingent beneficial conversion feature for the three and nine months ended September 30, 2020 in the Company’s condensed consolidated statements of operations.

Industrial Realty Group exchanged $9.0 million of the amount outstanding under the IRG November Note for PIPE Notes in the principal amount of $9.0 million and, at present, the outstanding balance of the IRG November Notes is $13.3 million. Gordon Pointe Management, LLC exchanged $500,000 of the principal component of the indebtedness owed to such Purchaser by GPAQ under loan agreements and related promissory notes for PIPE Notes in the principal amount of $500,000. Seven other Purchasers exchanged a total of $4,221,293 in GPAQ founder notes held by such Purchasers for PIPE Notes in the aggregate principal amount of $4,221,293. Consequently, the Company received cash proceeds from the issuance and sale of the PIPE Notes of approximately $7 million. The Company used proceeds of the Private Placement to fund the Company’s obligations related to the Merger Agreement and to pay transaction fees and expenses and intends to use the remaining proceeds of the Private Placement to satisfy the Company’s working capital obligations. The PIPE Notes began to accrue interest on October 1, 2020, but the Company has elected to apply the PIK interest provision, thereby increasing the outstanding balance of the PIPE Notes by the amount of accrued interest each month.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes payable, Net (continued)

MKG DoubleTree Loan

On September 14, 2020, the Company entered into a construction loan agreement with Erie Bank, a wholly owned subsidiary of CNB Financial Corporation, a Pennsylvania corporation, as lender. The Company has applied and been approved for a first mortgage loan for $15.3 million (“Erie Construction Loan”) with a variable interest rate of 1.75% plus the prime commercial rate, at which no time can it drop below 5%, for the purpose of renovating the McKinley Grand Hotel in the City of Canton, Ohio. The initial maturity date is 18 months after the exercised loan date, March 13, 2022, and the agreement includes an extended maturity date of September 13, 2022, should HOFRE need more time with an extension fee of 0.1% of the then outstanding principal balance. The Company intends to use the proceeds of the Erie Construction Loan for building acquisition costs and costs incurred for material and labor in connection with the improvements, which make up just under 75% of the Erie Construction Loan. The remaining portion of the Erie Construction Loan will be used for administrative, legal, operational, and environmental costs. A bank account has been created with Erie Bank and the balance must be maintained between $1 and $2 million within the account as collateral, which will promptly be refunded to the Company upon complete payment of the Erie Construction Loan on the maturity date. The Erie Construction Loan has certain financial covenants whereby the Company must maintain a minimum tangible net worth of $5,000,000 and minimum liquidity of not less than $2,000,000. These covenants are to be tested annually based upon the financial statements at the end of each fiscal year. As of September 30, 2020, the amount of restricted cash related to the Erie Construction Loan was $3,093,305.

Canton Cooperative Agreement

On September 1, 2020, HOFRE entered into a Cooperative Agreement with DFA Summit, the City of Canton, Ohio (“Canton”), the Canton Regional Energy Special Improvement District, Inc. (the “District”), and U.S Bank National Association for the construction of the Series 2020C Project. The Series 2020C Project constitutes a port authority facility and a special energy improvement project under the Special Improvement District Act. HOFRE applied and received approval from the District and Canton for the aforementioned project. The loan amount is $2,670,000, with a discount of $182,723, which will be amortized over the life of the loan using the effective interest method.

In order to pay for the costs of the Series 2020C Project, the District and HOFRE have requested and been approved by DFA Summit, to issue and sell the Series 2020C Bonds pursuant to an Indenture and make a portion of the proceeds of the Series 2020C Bonds available to the developer to undertake the provision of the Series 2020C Project.

While the Series 2020C Bonds are outstanding, HOFRE shall pay the special assessment and the service payments semi-annually to the Canton County Treasurer pursuant to and in accordance with the Assessing Ordinance, the TIF Act, and the TIF Ordinance. The service payments shall be in the same amount as the real property taxes that would have been charged and payable against the Improvements had the TIF Exemption not been granted. The special assessment payments will be made on January 31st and July 31st over the course of 17 years, commencing on January 31, 2022. For the first eight years, each payment will consist of $188,188 and decrease to $161,567 in 2030.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes payable, Net (continued)

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of September 30, 2020 are as follows:

For the year ended December 31,	Amount
2020 (three months)	$50,282,340
2021	14,023,994
2022	21,044,820
2023	455,000
2024	3,384,980
Thereafter	35,529,504
Total Gross Principal Payments	$124,720,638

Less: Discount	(16,593,365)

Total Net Principal Payments	$108,127,273

Note 5: Stockholders’ Equity

Authorized Capital

On November 3, 2020, the Company’s stockholders approved an amendment to the Company’s charter to increase the authorized shares of common stock from 100,000,000 to 300,000,000. Consequently, the Company’s charter allows the Company to issue up to 300,000,000 shares of common stock and to issue and designate its rights of, without stockholder approval, up to 5,000,000 shares of preferred stock, par value $0.0001. To raise additional capital, the Company may in the future sell additional shares of its common stock or other securities convertible into or exchangeable for common stock at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could result in substantial dilution to the interests of existing stockholders. The Company intends to issue up to $25 million aggregate principal amount of units, each consisting of one share of common stock and one warrant to purchase one share of common stock.

2020 Omnibus Incentive Plan

On July 1, 2020, in connection with the closing of the Business Combination, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately upon the closing of the Business Combination. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of common stock to be authorized for issuance under the 2020 Omnibus Incentive Plan is 1,812,728 shares. As of September 30, 2020, 522,256 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Awards

On July 2, 2020, the Company granted 715,929 shares of the Company’s restricted stock to the Company’s Chief Executive Officer under the 2020 Omnibus Incentive Plan. The shares will vest at three separate dates, 238,643 on July 2, 2020, 238,643 on July 2, 2021, and fully vest on July 2, 2022 with a final installment of 238,643.

The Company’s activity in restricted common stock was as follows for nine months ended September 30, 2020:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2020	-	$-
Granted	715,929	$9.30
Vested	(238,643)	$9.30
Non–vested at September 30, 2020	477,286	$9.30

For the nine months ended September 30, 2020 and 2019, the Company recorded $2,772,733 and $0, in employee and director stock-based compensation expense. Of this amount, $2,218,187 is included as a component of business combination costs on the Company’s condensed consolidated statement of operations, as the initial vesting of the restricted stock award was directly related to the completion of the Company’s Business Combination. The remaining stock-based compensation expense is included as a component of property operating expenses. As of September 30, 2020, unamortized stock-based compensation costs related to restricted share arrangements was $3,881,827 and will be recognized over a weighted average period of 1.75 years.

Issuance of Restricted Stock Units

On August 31, 2020, the Company granted 138,568 restricted stock units (“RSUs”) to an employee. The RSUs will vest at three separate dates, 46,189 on August 31, 2021, 46,189 on August 31, 2022, and fully vest on August 31, 2023 with a final installment of 46,190.

On September 1, 2020, the Company granted 64,240 RSUs to an employee. The RSUs will vest at three separate dates, 21,413 on September 1, 2021, 21,413 on September 1, 2022, and fully vest on September 1, 2023 with a final installment of 21,414.

On September 14, 2020, the Company granted 148,883 RSUs to an employee. The RSUs will vest at three separate dates, 49,628 on September 14, 2021, 49,628 on September 14, 2022, and fully vest on September 14, 2023 with a final installment of 49,267.

On September 22, 2020, the Company granted 83,612 RSUs to an employee under the 2020 Omnibus Incentive Plan. The RSUs will vest at three separate dates, 27,871 on September 22, 2020, 27,871 on July 1, 2021, and fully vest on July 1, 2022 with a final installment of 27,870.

On September 22, 2020, the Company granted 167,224 RSUs to an employee under the 2020 Omnibus Incentive Plan. The RSUs will vest at three separate dates, 55,741 on September 22, 2020, 55,741 on July 1, 2021, and fully vest on July 1, 2022 with a final installment of 55,742.

On September 22, 2020, the Company granted 278,707 RSUs to the Company’s Chief Financial Officer under the 2020 Omnibus Incentive Plan. The RSUs will vest at three separate dates, 92,902 on September 22, 2020, 92,902 on July 1, 2021, and fully vest on July 1, 2022 with a final installment of 92,903.

On September 22, 2020, the Company granted an aggregate of 45,000 RSUs to its independent directors under the 2020 Omnibus Incentive Plan. The RSUs vest in full on September 22, 2021.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

The Company’s activity in restricted stock units was as follows for nine months ended September 30, 2020:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2020	-	$-
Granted	926,234	$3.22
Vested	(176,514)	$2.80
Non–vested at September 30, 2020	749,720	$3.32

For the nine months ended September 30, 2020 and 2019, the Company recorded $593,760 and $0, respectively, in employee and director stock-based compensation expense, which is a component of property operating expenses in the consolidated statement of operations. As of September 30, 2020, unamortized stock-based compensation costs related to restricted stock units was $2,514,958 and will be recognized over a weighted average period of 2.25 years.

Warrants

The Company’s warrant activity was as follows for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2020	-	$-
Issued in connection with Business Combination	17,400,000	$11.50	5.00
Outstanding – September 30, 2020	17,400,000	$11.50	4.75	$-
Exercisable – September 30, 2020	17,400,000	$11.50	4.75	$-

Shared Services Agreement

On June 30, 2020, HOF Village entered into a Shared Services Agreement with PFHOF (the “Shared Services Agreement”). Under the agreement, PFHOF and HOF Village mutually reduced certain outstanding amounts owed between the parties, with PFHOF forgiving $5.15 million owed by HOF Village and HOF Village forgiving $1.2 million owed by PFHOF, which effectively resulted in no outstanding amounts owed between the parties as of March 31, 2020. Additionally, the Company wrote-off the Tom Benson statue, which was valued as of the date of the Shared Services Agreement at $251,000 while the Company had valued it at $300,000. As this is a related party transaction, the Company recorded the resulting difference of $3,699,000 as a contribution from one of its members in the Company’s condensed consolidated balance sheet.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments

Johnson Controls, Inc.

On July 2, 2020, Newco entered into an Amended and Restated Sponsorship and Naming Rights Agreement (the “Amended Sponsorship Agreement”) among Newco, PFHOF and Johnson Controls, Inc. (“JCI”), that amended and restated the Sponsorship and Naming Rights Agreement, dated as of November 17, 2016 (the “Original Sponsorship Agreement”). Among other things, the Amended Sponsorship Agreement: (i) reduced the total amount of fees payable to Newco during the term of the Amended Sponsorship Agreement from $135 million to $99 million; (ii) restricted the activation proceeds from rolling over from year to year with a maximum amount of activation proceeds in one agreement year to be $750,000; and (iii) renamed the “Johnson Controls Hall of Fame Village” to “Hall of Fame Village powered by Johnson Controls”. This is a prospective change, which the Company reflected beginning in the third quarter of 2020.

JCI has the right to terminate the agreement if the project is not substantially complete by December 31, 2021.

As amended, as of September 30, 2020, scheduled future cash to be received and required activation spend under the non-cancellable period of the agreement are as follows:

	Unrestricted	Activation	Total
Remainder of 2020 (three months)	$1,906,250	$-	$1,906,250
2021	3,968,750	750,000	4,718,750
Total	$5,875,000	$750,000	$6,625,000

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Amended Sponsorship Agreement. During the three months ended September 30, 2020 and 2019, the Company recognized $1,133,708 and $1,250,944 of net sponsorship revenue related to this deal, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized $3,608,402 and $3,712,041 of net sponsorship revenue related to this deal, respectively. Accounts receivable from JCI totaled $0 and $84,164 at September 30, 2020 and December 31, 2019, respectively.

Aultman Health Foundation

In 2016, the Company entered into a 10-year licensing agreement with Aultman Health Foundation (“Aultman”) allowing Aultman use of the HOF Village and PFHOF marks and logos. Under terms of the agreement, the Company will receive $2.5 million in cash sponsorship funds. Of those funds, the Company is contractually obligated to spend $700,000 as activation expenses for the benefit of Aultman.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Aultman Health Foundation (continued)

As of September 30, 2020, scheduled future cash to be received and required activation spend under the agreement are as follows:

	Unrestricted	Activation	Total
Remainder of 2020 (three months)	$35,000	$37,579	$72,579
2021	175,000	75,000	250,000
2022	175,000	75,000	250,000
2023	175,000	75,000	250,000
2024	200,000	75,000	275,000
Thereafter	375,000	175,000	550,000

Total	$1,135,000	$512,579	$1,647,579

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended September 30, 2020 and 2019, the Company recognized $45,345 of net sponsorship revenue related to this deal. During the nine months ended September 30, 2020 and 2019, the Company recognized $135,049 and $134,556 of net sponsorship revenue related to this deal, respectively. Accounts receivable from Aultman totaled $160,164 and $165,115 at September 30, 2020 and December 31, 2019, respectively.

First Data Merchant Services LLC

In December 2018, the Company entered into an 8-year licensing agreement with First Data Merchant Services LLC (“First Data”) and Santander Bank. As of September 30, 2020, scheduled future cash to be received under the agreement are as follows:

Year ending December 31:

Remainder of 2020 (three months)	$50,000
2021	150,000
2022	150,000
2023	150,000
2024	150,000
Thereafter	300,000

Total	$950,000

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

First Data Merchant Services LLC (continued)

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended September 30, 2020 and 2019, the Company recognized $37,449 of net sponsorship revenue related to this deal. During the nine months ended September 30, 2020 and 2019, the Company recognized $111,533 and $111,126 of net sponsorship revenue related to this deal, respectively. As of September 30, 2020 and December 31, 2019, accounts receivable from First Data totaled $20,692 and $0, respectively.

Constellation NewEnergy, Inc.

On December 19, 2018 the Company entered into a sponsorship and services agreement with Constellation (the “Constellation Sponsorship Agreement”) whereby Constellation and its affiliates will provide the gas and electric needs of the Company in exchange for certain sponsorship rights. The original term of the Constellation Sponsorship Agreement was through December 31, 2028, however, in June 2020, the Company entered into an amended contract with Constellation which extended the term of the Constellation Sponsorship Agreement through December 31, 2029.

The Constellation Sponsorship Agreement provides for certain rights to Constellation and its employees, to benefit from the relationship with the Company from discounted pricing, marketing efforts, and other benefits as detailed in the agreement. The Constellation Sponsorship Agreement also provides for Constellation to pay sponsorship income and to provide activation fee funds. Activation fee funds are to be used in the year received and do not roll forward for future years as unspent funds. The amounts are due by March 31 of the year to which they apply, which is represented in the chart below.

The Constellation Sponsorship Agreement includes certain contingencies reducing the sponsorship fee amount owed by Constellation if construction is not on pace with the timeframe noted in the Constellation Sponsorship Agreement.

The Company also has a note payable with Constellation. Refer to Note 4 for additional information.

As of September 30, 2020, scheduled future cash to be received and required activation spend under the Constellation Sponsorship Agreement were as follows:

	Unrestricted	Activation	Total
Remainder of 2020 (three months)	$-	$-	$-
2021	1,300,000	187,193	1,487,193
2022	1,396,000	200,000	1,596,000
2023	1,423,220	200,000	1,623,220
2024	1,257,265	166,000	1,423,265
2025	1,257,265	166,000	1,423,265
Thereafter	5,029,057	664,000	5,693,057

Total	$11,662,807	$1,583,193	$13,246,000

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Constellation NewEnergy, Inc. (continued)

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Constellation Sponsorship Agreement. During the three months ended September 30, 2020 and 2019, the Company recognized $295,591 and $330,327 of net sponsorship revenue related to this deal, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized $949,064 and $980,209 of net sponsorship revenue related to this deal, respectively. Accounts receivable from Constellation totaled $806,276 and $857,213 at September 30, 2020 and December 31, 2019, respectively.

Turf Nation, Inc.

During October 2018, the Company entered into a 5-year sponsorship agreement with Turf Nation, Inc. (“Turf Nation”). Under the terms of the agreement, the Company will receive payments over the term based on the sale of Turf Nation products based on rates defined in the sponsorship agreement. The minimum guaranteed fee per year beginning in 2020 is $50,000 per year.

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended September 30, 2020 and 2019, the Company recognized $15,115 of net sponsorship revenue related to this deal. During the nine months ended September 30, 2020 and 2019, the Company recognized $45,016 and $44,852 of net sponsorship revenue related to this deal, respectively. Accounts receivable from Turf Nation totaled $116,977 and $171,961 at September 30, 2020 and December 31, 2019, respectively.

Note 7: Other Commitments

Canton City School District

The Company has entered into cooperative agreements with certain governmental entities that support the development of the project overall, where the Company is an active participant in the agreement activity, and the Company would benefit from the success of the activity.

The Company had a commitment to the Canton City School District (“CCSD”) to provide a replacement for their Football Operations Center (“FOC”) and to construct a Heritage Project (“Heritage”). The commitment was defined in the Operations and Use Agreement for HOF Village Complex dated as of February 26, 2016.

On March 20, 2018, a Letter of Representations was entered into by both parties whereby the Company has agreed to put money into escrow. The escrow balance at September 30, 2020 and December 31, 2019 of $0 and $2,604,318, respectively, is included in restricted cash on the Company’s unaudited condensed consolidated balance sheets.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7: Other Commitments (continued)

Project and Ground Leases

Three wholly owned subsidiaries of the Company have project leases with the Stark County Port Authority to lease project improvements and ground leased property at the Tom Benson Hall of Fame Stadium, youth fields, and parking areas. Rent is comprised of certain fees and generally escalating ground rent over the term of the leases which run until January 31, 2056. Future minimum lease commitments under non-cancellable operating leases, excluding the amounts yet to be paid from escrow for the FOC noted above, are as follows:

For the years ended December 31:

Remainder of 2020 (three months)	$3,591
2021	119,118
2022	119,118
2023	119,118
2024	119,118
Thereafter	9,521,586

Total	$10,001,649

Rent expense on operating leases totaled $104,366 and $104,366 for the three months ended September 30, 2020 and 2019, respectively, and $310,829 and $309,695 during the nine months ended September 30, 2020 and 2019, and is recorded as a component of property operating expenses on the Company’s unaudited condensed consolidated statement of operations.

QREM Management Agreement

On August 15, 2018, the Company entered into an Interim Services Agreement with Q Real Estate Management (QREM) to manage the Tom Benson Hall of Fame Stadium operations. Under that agreement, the Company incurs a monthly management fee to QREM. The interim agreement ended March 1, 2019 and the agreement was not renewed between the parties.

SMG Management Agreement

On September 1, 2019, the Company entered into a Service Agreement with SMG to manage the Tom Benson Hall of Fame Stadium operations. Under that agreement, the Company incurs an annual management fee of $200,000. Management fee expense for the three months ended September 30, 2020 and 2019 was, $50,000 and $16,667, and for the nine months ended September 30, 2020 and 2019 was $150,000 and $16,667, respectively, which is included in property operating expenses on the Company’s unaudited condensed consolidated statements of operations. The agreement term shall end on December 31, 2022.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7: Other Commitments (continued)

Employment Agreements

The Company has an employment agreement with its chief financial officer, the terms of which expire in December 2021, with an automatic one-year extension. Such agreement provides for minimum salary levels and incentive bonus that is payable if specified management goals are attained as well as profits interest of 1.0% of future profits vesting over the terms of the agreement.

In addition, the Company has employment agreements with certain of its executives, the terms of which expire through December 2022. Such agreements provide for minimum salary levels and incentive bonuses that are payable if specified management goals are attained as well as restricted stock units and restricted share awards with grant date values ranging from $300,000 to $1,000,000.

DoubleTree Canton Downtown Hotel

On January 2, 2020, the Company entered into a franchise agreement with Hilton Franchise Holding, LLC (“Hilton”) in order to obtain a license to use the Hilton brand in the operation of the DoubleTree Canton Downtown Hotel in Canton, Ohio. The Company will be responsible for operating the hotel full-time, complying with industry and brand standards, and using the reservation service provided by Hilton. While possessing exclusive control of day to day operations, the Company is required to display and maintain signage displaying Hilton’s brand name. The Company is also required to publish and make available to the traveling public, a directory that includes the Hilton brand. The monthly fee will be used for advertising, promotions, publicity, public relations, market research, and other marketing programs. The hotel is projected to open in November 2020.

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct and control management and operation of the Hilton to assist the Company in preparing the Hilton for re-opening. In consideration of the services performed by Crestline, the Company agreed to the greater of: 2% of gross revenues or $10,000 per month in base management fees. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024.

Note 8: Contingencies

During the normal course of its business, the Company is subject to occasional legal proceedings and claims.

The Company’s wholly owned subsidiary, HOF Village Stadium, LLC, is a defendant in a lawsuit “National Football Museum, Inc. dba Pro Football Hall of Fame v. Welty Building Company Ltd., et al;” filed in the Stark County Court of Common Pleas. PFHOF, an affiliate, filed this suit for monetary damages as a result of the cancellation of the 2016 Hall of Fame Game. Plaintiff alleges that the game was cancelled as a result of negligent acts of subcontractors who were hired to perform field painting services.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8: Contingencies (continued)

The Plaintiff alleged that HOF Village Stadium, LLC was contractually liable for damages Plaintiff sustained because it guaranteed the performance of Defendant Welty Building Company Ltd. (“Welty”) for the Tom Benson Hall of Fame Stadium renovation.

Potential damages claimed by Plaintiff included the refunds of ticket sales, lost commissions on food and beverage sales, and lost profits on merchandise sales. The parties involved have reached a global settlement, subject to final documentation and filing of a dismissal with prejudice.

Note 9: Related-Party Transactions

Due to Affiliates

Due to (from) affiliates consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Due to IRG Member	$986,089	$6,257,840
Due to IRG Affiliate	140,116	145,445
Due to M. Klein	-	500,000
Due to Related Party Advances	-	5,800,000
Due to PFHOF	1,114,901	6,630,305
Total	$2,241,106	$19,333,590

The IRG Member and an affiliate provide certain supporting services to the Company. As noted in the Operating Agreement of HOF Village, LLC, an affiliate of the IRG Member, IRG Canton Village Manager, LLC, may earn a master developer fee calculated as 4.0% of development costs incurred for the Hall of Fame Village powered by Johnson Controls, including, but not limited to site assembly, construction supervision, and project financing. These development costs incurred are netted against certain costs incurred for general project management.

For the three months ended September 30, 2020 and 2019, costs incurred under these arrangements were $677,359 and $107,698, respectively, and for the nine months ended September 30, 2020 and 2019, costs incurred were $886,305 and $1,214,580, under these arrangements, which were included in Project Development Costs.

The IRG Member also provides certain general administrative support to the Company. For the three months ended September 30, 2020 and 2019, expenses of $0 and $327,948, respectively, were included in Property Operating Expenses. For the nine months ended September 30, 2020 and 2019, expenses of $211 and $344,425 related to this support were incurred.

The amounts due to the IRG Member above are for development fees, human resources support, and the Company’s engagement with them to identify and obtain naming rights sponsorships and other entitlement partners for the Company. The Company and IRG Member have an arrangement whereby the Company pays IRG Member $15,000 per month plus commissions. For both the three months ended September 30, 2020 and 2019 the Company incurred $45,000 in costs to this affiliate, respectively, and $90,000 for both the nine months ended September 30, 2020 and 2019, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Related-Party Transactions (continued)

Due to Affiliates (continued)

The amounts above due to M. Klein relate to advisory services provided to the Company. The Company engages a company owned by an investor for advisory services. The Company has not incurred any advisory costs under this arrangement in any of the reported periods presented.

The amounts above due to related party advances are non-interest bearing advances from an affiliate of IRG Member due on demand. The Company is currently in discussions with this affiliate to establish repayment terms of these advances, however, there could be no assurance that the Company and IRG Member will come to terms acceptable to both parties.

On January 13, 2020, the Company secured $9.9 million in financing from Constellation through its Efficiency Made Easy (“EME”) program to implement energy efficient measures and to finance the construction of the Constellation Center for Excellence and other enhancements, as part of Phase II development. The Hanover Insurance Company provided a guarantee bond to guarantee the Company’s payment obligations under the financing, and Stuart Lichter and two trusts affiliated with Mr. Lichter have agreed to indemnify The Hanover Insurance Company for payments made under the guarantee bond.

The amounts above due to PFHOF relate to advances to and from PFHOF, including costs for onsite sponsorship activation, sponsorship sales support, shared services, event tickets, and expense reimbursements.

License Agreement

On March 10, 2016, the Company entered into a license agreement with PFHOF, whereby the Company has the ability to license and use certain intellectual property from PFHOF in exchange for the Company paying a fee based on certain sponsorship revenue and expenses. On December 11, 2018, the license agreement was amended to change the calculation of the fee to be 20% of eligible sponsorship revenue. The license agreement expires on December 31, 2033. During the three months ended September 30, 2020 and 2019, the Company recognized expenses of $525,733 and $309,745, respectively, and for the nine months ended September 30, 2020 and 2019, the Company recognized $1,991,955 and $1,239,033, respectively, which are included in property operating expenses on the Company’s unaudited condensed consolidated statements of operations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Related-Party Transactions (continued)

Media License Agreement

On November 11, 2019, the Company entered into a Media License Agreement with PFHOF that terminates on December 31, 2034. In consideration of any license granted to the Company, the Company agreed to pay to PFHOF a license fee that will be agreed upon between the Company and PFHOF. The license fee will be $225,000 for each license that will increase by 3% on a year-over-year basis after the first five years of the Media License Agreement. The Company must pay to PFHOF minimum guaranteed license fees of $1,250,000 each year during the term. After the first five years of the agreement, the minimum guarantee shall increase by 3% on a year-over-year basis. There were no license fees incurred during the three months and nine months ended September 30, 2020 and 2019.

PFHOF Shared Services Agreement

On June 30, 2020, the HOF Village entered into the Shared Services Agreement with PFHOF. Under the agreement, PFHOF and HOF Village mutually reduced certain outstanding amounts owed between the parties, with PFHOF forgiving $5.15 million owed by HOF Village and HOF Village forgiving $1.2 million owed by PFHOF, which effectively resulted in no outstanding amounts owed between the parties as of March 31, 2020. Additionally, the Company wrote-off the Tom Benson statue, which was valued as of the date of the Shared Services Agreement at $251,000 while the Company had valued it at $300,000. As this is a related party transaction, the Company recorded the resulting difference of $3,699,000 as a contribution from one of its members in the Company’s condensed consolidated balance sheet.

Other Liabilities

Other liabilities consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Activation fund reserves	$4,212,101	$2,876,149
Deferred revenue	645,848	90,841
Preferred stock dividend payable	-	717,286
Total	$4,857,949	$3,684,276

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10: Concentrations

For the nine months ended September 30, 2020, two customers represented approximately 74% and 19% of the Company’s sponsorship revenue. For the nine months ended September 30, 2019, two customers represented approximately 68% and 18% of the Company’s sponsorship revenue. At September 30, 2020, three customers represented approximately 64%, 17%, and 13% of the Company’s accounts receivable. At December 31, 2019, two customers represented approximately 43% and 33% of the Company’s accounts receivable.

At any point in time, the Company can have funds in their operating accounts and restricted cash accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation insurance limits. While the Company monitors the cash balances in their operating accounts, these cash and restricted cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

Note 11: Business Combination

On July 1, 2020, the Company (formerly known as GPAQ Acquisition Holdings, Inc.) consummated the previously announced Business Combination with HOF Village, pursuant to the Merger Agreement, by and among GPAQ, Acquiror Merger Sub, Company Merger Sub, HOF Village and Newco.

Upon the consummation of the Business Combination: (i) Acquiror Merger Sub merged with and into GPAQ, with GPAQ continuing as the surviving entity (the “Acquiror Merger”) and (ii) Company Merger Sub merged with and into Newco, with Newco continuing as the surviving entity (the “Company Merger”). In advance of the Company Merger, HOF Village transferred all of its assets, liabilities and obligations to Newco pursuant to a contribution agreement. In connection with the closing of the Business Combination, the Company changed its name from “GPAQ Acquisition Holdings, Inc.” to “Hall of Fame Resort & Entertainment Company.” As a result of the Business Combination, GPAQ and Newco continue as our wholly owned subsidiaries.

In connection with the consummation of the Business Combination and pursuant to the Merger Agreement, (a) each issued and outstanding unit of GPAQ, if not already detached, was detached and each holder of such a unit was deemed to hold one share of GPAQ Class A common stock and one GPAQ warrant (“GPAQ Warrant”), (b) each issued and outstanding share of GPAQ Class A common stock (excluding any shares held by a GPAQ stockholder that elected to have its shares redeemed pursuant to GPAQ’s organizational documents) was converted automatically into the right to receive 1.421333 shares of our common stock, following which all shares of GPAQ Class A common stock ceased to be outstanding and were automatically canceled and cease to exist; (c) each issued and outstanding share of GPAQ Class F common stock was converted automatically into the right to receive one share of our common stock, following which all shares of GPAQ Class F common stock ceased to be outstanding and were automatically canceled and cease to exist; (d) each issued and outstanding GPAQ Warrant (including GPAQ private placement warrants) was automatically converted into one warrant to purchase 1.421333 shares of our common stock per warrant, following which all GPAQ Warrants ceased to be outstanding and were automatically canceled and retired and cease to exist; and (e) each issued and outstanding membership interest in Newco converted automatically into the right to receive a pro rata portion of the Company Merger Consideration (as defined in the Merger Agreement), which was payable in shares of our common stock. Our common stock is traded on The Nasdaq Capital Market, or Nasdaq, under the symbol “HOFV” and our outstanding series of warrants (the “Existing Warrants”) are traded on Nasdaq under the symbol “HOFVW”.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11: Business Combination (continued)

The rights of holders of the Company’s common stock and Existing Warrants are governed by its amended and restated certificate of incorporation (the “Certificate of Incorporation”), its amended and restated bylaws (the “Bylaws’) and the Delaware General Corporation Law (the “DGCL”), and in the case of the Existing Warrants, the Warrant Agreement, dated January 24, 2018, between GPAQ and the Continental Stock Transfer & Trust Company.

The Company’s net assets acquired through the consummation of the Business Combination consisted of:

Cash	$31,034,781
Sponsor loan	(500,000)
Net assets acquired	$30,534,781

Immediately following the acquisition, the sponsor loan above was converted into the PIPE Notes. At the date of the Business Combination, on July 1, 2020, the Company used proceeds from the Business Combination to pay $15,500,000 on the Bridge Loan, while an additional $15,000,000 converted into equity in the newly formed Hall of Fame Entertainment & Resort entity. The remaining balance following the Business Combination was approximately $34,500,000. The maturity date on the remaining balance has been extended one month to November 30, 2020. Should the Company be unable to pay off the principal balance at maturity, Industrial Realty Group agreed to advance funds to the Company to pay off the Bridge Loan, under the terms of the guarantee. As a result, Industrial Realty Group would become a lender to the Company with a maturity date of August 2021.

On July 1, 2020, concurrently with the closing of the Business Combination, the Company completed the Private Placement of $20,721,293 in aggregate principal amount of PIPE Notes with certain funds managed by Magnetar Financial, LLC and the Purchasers. Pursuant to the terms of the Note Purchase Agreement, at the option of the holders thereof the PIPE Notes may be converted into shares of Common Stock at a conversion price initially equal to $11.50 per share, subject to formula-based adjustment based on specified events. Accordingly, the aggregate amount of PIPE Notes issued and sold in the Private Placement is convertible into 1,801,851 shares of Common Stock based on the conversion rate applicable on July 1, 2020.

On July 1, 2020, in connection with the closing of the Business Combination, holders of Newco’s membership interests as of immediately prior to the closing date entered into a lock-up agreement (the “Lock-Up Agreement”). Under the Lock-Up Agreement, each party thereto agreed not to sell, offer to sell, contract or agree to sell, hypothecate, pledge, sell any option or contract to purchase, grant any option, right or warrant, make any short sale or otherwise transfer or dispose of or lend its portion of any shares of common stock for a period after closing ending on the date that is the later of (i) 180 days after July 1, 2020 and (ii) the expiration of the Founder Shares Lock-Up Period under, dated January 24, 2018 among GPAQ, its officers and directors and initial shareholders.

The Company incurred $19,137,165 in costs related to the Business Combination. Of these costs, $16,718,978 were legal and professional fees, $2,218,187 was related to a restricted stock award to the Company’s Chief Executive Officer, and $200,000 was related to a cash bonus to the Company’s Chief Executive Officer.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12: COVID-19 Coronavirus

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. As the COVID-19 coronavirus continues to spread in the United States, the Company may experience disruptions that could severely impact the Company. The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States to contain and treat the disease. The Company has had to cancel events due to COVID-19 and is in process of monitoring COVID-19’s potential impact on the Company’s operations. The Company has taken several steps to minimize COVID-19’s impact on the Company’s business by furloughing some of its employees, deferring payments from certain of its vendors and lenders, and re-negotiating various agreements with third parties.

Note 13: Subsequent Events

Refinancing Loan

On October 6, 2020, our subsidiary, Newco, signed a nonbinding term sheet with a new lender (the “New Lender”) pursuant to which the New Lender has proposed to provide Newco and its subsidiaries a loan (the “Refinancing Loan”) of up to $45 million with a term of 12 months (the “Initial Term”) plus a potential 12-month optional extension (the “Extension”) and an interest rate of 10.0% per annum during the Initial Term and no less than 12.5% during the Extension, in each case payable monthly in advance. The Refinancing Loan would be secured by a first lien on all of our property. The closing of the Refinancing Loan is conditioned upon, among other things, HOFRE receiving funds through the sale of our equity securities in an amount equal to the greater of (i) $30 million and (ii) an amount sufficient to receive a construction loan. The New Lender would have the right of first offer to provide construction loan financing. The Company intends to use the proceeds of the Refinancing Loan to prepay the outstanding balance of its Bridge Loan. The current outstanding balance of the Bridge Loan is approximately $34 million, which matures and is payable in full on November 30, 2020.

TAAS Agreement

On October 9, 2020, Newco, entered into a Technology as a Service Agreement (the “TAAS Agreement”) with Johnson Controls, Inc. (“Johnson Controls”). Pursuant to the TAAS Agreement, Johnson Controls will provide certain services related to the construction and development of the Hall of Fame Village powered by Johnson Controls (the “Project”), including, but not limited to, (i) design assist consulting, equipment sales and turn-key installation services in respect of specified systems to be constructed as part of Phase 2 and Phase 3 of the Project and (ii) maintenance and lifecycle services in respect of certain systems constructed as part of Phase 1, and to be constructed as part of Phase 2 and Phase 3, of the Project. Under the terms of the TAAS Agreement, Newco has agreed to pay Johnson Controls up to an aggregate $217,934,637 for services rendered by Johnson Controls over the term of the TAAS Agreement.

Issuance of 7.00% Series A Cumulative Redeemable Preferred Stock

During October, 2020, the Company issued to American Capital Center, LLC (the “Preferred Investor”) an aggregate of 1,800 shares of 7.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at $1,000 per share for an aggregate purchase price of $1,800,000. The Company paid the Preferred Investor an origination fee of 2%. The issuance and sale of the Series A Preferred Stock to the Preferred Investor was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. HOFRE used half of the proceeds from the sale of the Series A Preferred Stock to pay down outstanding amounts under its Bridge Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Report”). Unless otherwise indicated, the terms “HOFRE,” “we,” “us,” or “our” refer to Hall of Fame Resort & Entertainment Company, a Delaware corporation, together with its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are generally identified by use of words such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “projection,” “outlook,” “target,” “seek,” or words of similar meaning. These forward-looking statements include, but are not limited to, statements regarding future opportunities for the Company and the Company’s estimated future results. Such forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.

In addition to factors identified elsewhere in this Report, the following risks, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the benefits of the Business Combination; the future financial performance of the Company and its subsidiaries, including Newco (as defined below); changes in the market in which the Company competes; expansion and other plans and opportunities; the effect of the COVID-19 pandemic on the Company’s business; the Company’s ability to raise financing in the future; the Company’s ability to maintain the listing of its Common Stock on Nasdaq; other factors detailed under the section titled “Risk Factors” in this Report.

Actual results, performance or achievements may differ materially, and potentially adversely, from any projections and forward-looking statements and the assumptions on which those forward-looking statements are based. There can be no assurance that the data contained herein is reflective of future performance to any degree. You are cautioned not to place undue reliance on forward-looking statements as a predictor of future performance. All information set forth herein speaks only as of the date hereof, in the case of information about the Company, or as of the date of such information, in the case of information from persons other than the Company, and we disclaim any intention or obligation to update any forward-looking statements as a result of developments occurring after the date of this Report. Forecasts and estimates regarding the Company’s industry and end markets are based on sources we believe to be reliable, however there can be no assurance these forecasts and estimates will prove accurate in whole or in part. Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

Business Overview

We are a resort and entertainment company located in Canton, Ohio, leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, we own the Hall of Fame Village powered by Johnson Controls, a multi-use sports, entertainment and media destination centered around the PFHOF’s campus. We expect to create a diversified set of revenue streams through developing themed attractions, premier entertainment programming, sponsorships and media. The strategic plan has been developed in three phases of growth.

Phase I of the Hall of Fame Village powered by Johnson Controls is operational, consisting of the Tom Benson Hall of Fame Stadium, the National Youth Football & Sports Complex, and HOF Village Media Group, LLC (“Hall of Fame Village Media”). In 2016, HOF Village completed the Tom Benson Hall of Fame Stadium, a sports and entertainment venue with a seating capacity of approximately 23,000. The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the NFL Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. In 2016, HOF Village opened the National Youth Football & Sports Complex, which will consist of eight full-sized, multi-use regulation football fields, five of which have been completed in Phase I. The facility hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. In 2017, HOF Village formed a sports and entertainment media company, Hall of Fame Village Media, leveraging the sport of professional football to produce exclusive programming by licensing the extensive content controlled by the PFHOF as well as new programming assets developed from live events such as youth tournaments, camps and sporting events held at the National Youth Football & Sports Complex and the Tom Benson Hall of Fame Stadium.

We are developing new hospitality, attraction and corporate assets surrounding the Pro Football Hall of Fame Museum as part of a Phase II development plan. Plans for future components of the Hall of Fame Village powered by Johnson Controls include two hotels (one on campus and one in downtown Canton about five minutes from campus), the Hall of Fame Indoor Waterpark, the Constellation Center for Excellence (an office building including retail and dining establishments), the Center for Performance (a convention center/field house), and the Hall of Fame Retail Promenade. We are pursuing a differentiation strategy across three pillars, including Destination-Based Assets, the Media Company, and Gaming (including the Fantasy Football League we acquired a majority stake in). Phase III expansion plans include the addition of the Hall of Fame Experience (an immersive VR/AR attraction), a hotel with retail space, a performance center/arena, and multi-family housing.

Business Combination

On July 1, 2020, we (formerly known as GPAQ Acquisition Holdings, Inc.) consummated the previously announced business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among the Company, Gordon Pointe Acquisition Corp., a Delaware corporation (“GPAQ”), GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to in this prospectus as the “Business Combination.”

Upon the consummation of the Business Combination: (i) Acquiror Merger Sub merged with and into GPAQ, with GPAQ continuing as the surviving entity (the “Acquiror Merger”) and (ii) Company Merger Sub merged with and into Newco, with Newco continuing as the surviving entity (the “Company Merger”). In advance of the Company Merger, HOF Village transferred all of its assets, liabilities and obligations to Newco pursuant to a contribution agreement. In connection with the closing of the Business Combination, the Company changed its name from “GPAQ Acquisition Holdings, Inc.” to “Hall of Fame Resort & Entertainment Company.” As a result of the Business Combination, GPAQ and Newco continue as our wholly owned subsidiaries.

In connection with the consummation of the Business Combination and pursuant to the Merger Agreement, (a) each issued and outstanding unit of GPAQ, if not already detached, was detached and each holder of such a unit was deemed to hold one share of GPAQ Class A common stock and one GPAQ warrant (“GPAQ Warrant”), (b) each issued and outstanding share of GPAQ Class A common stock (excluding any shares held by a GPAQ stockholder that elected to have its shares redeemed pursuant to GPAQ’s organizational documents) was converted automatically into the right to receive 1.421333 shares of our Common Stock, following which all shares of GPAQ Class A common stock ceased to be outstanding and were automatically canceled and cease to exist; (c) each issued and outstanding share of GPAQ Class F common stock was converted automatically into the right to receive one share of Common Stock, following which all shares of GPAQ Class F common stock ceased to be outstanding and were automatically canceled and cease to exist; (d) each issued and outstanding GPAQ Warrant (including GPAQ private placement warrants) was automatically converted into one Warrant to purchase 1.421333 shares of Common Stock per warrant, following which all GPAQ Warrants ceased to be outstanding and were automatically canceled and retired and cease to exist; and (e) each issued and outstanding membership interest in Newco converted automatically into the right to receive a pro rata portion of the Company Merger Consideration (as defined in the Merger Agreement), which was payable in shares of Common Stock. Our Common Stock is traded on The Nasdaq Capital Market, or Nasdaq, under the symbol “HOFV” and our outstanding series of warrants (the “Existing Warrants”) are traded on Nasdaq under the symbol “HOFVW”.

The rights of holders of our Common Stock and Existing Warrants are governed by our amended and restated certificate of incorporation (the “Certificate of Incorporation”), our amended and restated bylaws (the “Bylaws’) and the Delaware General Corporation Law (the “DGCL”), and in the case of our Existing Warrants, the Warrant Agreement, dated January 24, 2018, between GPAQ and the Continental Stock Transfer & Trust Company (the “Existing Warrant Agreement”).

Key Components of the Company’s Results of Operations

Revenue

The Company’s sponsorship revenue is derived from its agreements with third parties such as Johnson Controls, Inc. (“JCI”) and Constellation NewEnergy, Inc. (“Constellation”). These sponsorship agreements are generally multi-year agreements to provide cash or some other type of benefit to the Company. Some agreements require the Company to use a portion of the sponsorship revenue to incur marketing and other activation costs associated with the agreement, and this revenue is shown net of those associated costs. Additionally, the Company’s Tom Benson Hall of Fame Stadium is used to host premier entertainment and sports events to generate event revenues. In addition to top entertainers, the stadium is used to host a variety of sporting events, including high school, college and professional football games throughout the year. The Company plans to continue to expand programming where applicable for its live event business. The Company’s other revenue is derived primarily from rents and cost reimbursement.

The Company also entered into agreements with the NFL Alumni Association and the Hall of Fame Fantasy League earlier in 2020. The Company expects to recognize revenue from the NFL Alumni Association in the fourth quarter of 2020 and recognizing revenue from the Hall of Fame Fantasy League in the first half of 2021.

Operating Expenses

The Company’s operating expenses include property operating expenses, depreciation expense and other operating expenses. These expenses have increased in connection with putting the Company’s first phase into operation and the Company expects these expenses to continue to increase with the Company’s growth.

The Company’s property operating expenses include the costs associated with running its operational entertainment and destination assets such as the Tom Benson Hall of Fame Stadium and the Youth Sports Complex. As more of the Company’s Phase II assets become operational and additional events for top performers and sporting events are held, the Company expects these expenses to continue to increase with the Company’s development.

Other operating expenses include items such as management fees, commission expense and professional fees. The Company expects these expenses to continue to increase with the Company’s growth.

The Company’s depreciation expense includes the related costs to owning and operating significant property and entertainment assets. These expenses have grown as the Company completed Phase I development and the assets associated with Phase I became operational. The Company expects these expenses to continue to grow as Phase II and III assets are developed and become operational.

Results of Operations

The following table sets forth information comparing the components of net loss for the periods ended September 30, 2020 and the comparable period in 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues
Sponsorships, net of activation costs	$1,564,250	$1,820,293	$4,886,106	$5,457,785
Rents and cost recoveries	103,244	348,900	420,681	657,106
Event revenues	9,613	4,690	37,446	54,533
Total revenues	$1,677,107	$2,173,883	$5,344,233	$6,169,424

Operating expenses
Property operating expenses	8,987,167	3,995,624	18,099,436	10,025,750
Commission expense	199,668	228,961	1,257,648	798,788
Depreciation expense	2,753,046	2,751,229	8,198,469	8,163,962
Loss on abandonment of project development costs	-	-	-	12,194,783
Total operating expenses	$11,939,881	$6,975,814	$27,555,553	$31,183,283

Loss from operations	(10,262,774)	(4,801,931)	(22,211,320)	(25,013,859)

Other expense
Interest expense	(615,250)	(2,160,210)	(4,825,045)	(6,734,735)
Amortization of discount on note payable	(3,043,738)	(3,400,514)	(9,721,484)	(10,302,822)
Total interest expense	$(3,658,988)	$(5,560,724)	$(14,546,529)	$(17,037,557)

Loss in joint venture	-	(275,564)	-	(252,576)
Business combination costs	(19,137,165)	-	(19,137,165)	-
Loss on forgiveness of debt	(877,976)	-	(877,976)	-
Total other expense	$(23,674,129)	$(5,836,288)	$(34,561,670)	$(17,290,133)

Loss before taxes	$(33,936,903)	$(10,638,219)	$(56,772,990)	$(42,303,992)

Income tax benefit	$-	$-	$-	$-

Net loss	$(33,936,903)	$(10,638,219)	$(56,772,990)	$(42,303,992)

Non-controlling interest	36,000	-	36,000	-

Net loss attributable to HOFRE stockholders	$(33,900,903)	$(10,638,219)	$(56,736,990)	$(42,303,992)

Net loss per share – basic and diluted	$(1.04)	$(1.96)	$(3.90)	$(7.78)

Weighted average shares outstanding, basic and diluted	32,576,553	5,436,000	14,548,887	5,436,000

Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019

Sponsorship Revenues

The Company’s sponsorship revenues for the three months ended September 30, 2020 decreased by $256,043, or 14.07%, to $1,564,250 as compared to $1,820,293 for the three months ended September 30, 2019. This change was primarily driven by revisions to sponsorship agreements that took effect in the third quarter of 2020 in addition to recognition of deferred revenue for sponsorship agreements in place at June 30, 2019.

Rents and cost recoveries

The Company’s revenue from rents and cost recoveries for the three months ended September 30, 2020 decreased to $103,244 from $348,900 for the three months ended September 30, 2019, for a decrease of $245,656, or 70.41%. This change was primarily driven by the impact of COVID-19 on youth sports events which were only permitted to commence in late August in Ohio.

Event Revenues

The Company’s event revenue for the three months ended September 30, 2020 was $9,613 compared to $4,690 from the three months ended September 30, 2019, for an increase of $4,923. This was primarily driven by youth sports events and stadium events in the third quarter of 2020.

Property Operating Expenses

The Company’s property operating expenses were $8,987,167 for the three months ended September 30, 2020, as compared to $3,995,624 for the three months ended September 30, 2019, an increase of $4,991,543, or 124,93%. This increase was driven by the Company’s recording of $1,248,306 in stock based compensation for restricted stock issued to select HOFRE leadership, increased headcount year over year resulting in additional payroll and related expenses of $1,734,304, $1,050,000 in increased legal fees in conjunction with the Company’s registration statements, and $1,002,910 in increased insurance premiums and new Directors and Officers insurance policies entered into during the three months ended September 30, 2020.

Commission Expense

The Company’s commission expense was $199,668 for the three months ended September 30, 2020 as compared to $228,961 for the three months ended September 30, 2019, for a decrease of $29,293, or 12.79%. The decrease in commission expense is primarily the result of certain unbilled commission payables being forgiven in exchange for stock in consummation with the Business Combination.

Depreciation Expense

The Company’s depreciation expense of $2,753,046 for the three months ended September 30, 2020 was essentially flat as compared to $2,751,229 for the three months ended September 30, 2019.

Interest Expense

The Company’s total interest expense was $615,250 for the three months ended September 30, 2020, as compared to $2,160,210 for the three months ended September 30, 2019, for a decrease of $1,544,960, or 71.52%. The decrease in total interest expense is primarily due to a decrease in the interest rate paid on one of the Company’s debt instruments as well as partial extinguishment of debt following the Business Combination.

Business Combination Costs

The Company’s Business Combination costs were $19,137,165 for the three months ended September 30, 2020, as compared to $0 for the three months ended September 30, 2019. The Business Combination costs consisted of $2,218,187 related to our CEO’s restricted stock award in which one-third vested on July 2, 2020 in conjunction with the closing of the Business Combination, a $200,000 cash bonus to our CEO, and other legal and professional fees incurred in the Business Combination.

Nine Months Ended September 30, 2020 as Compared to the Nine Months Ended September 30, 2019

Sponsorship Revenues

The Company’s sponsorship revenues for the nine months ended September 30, 2020 decreased by $571,679, or 10.47%, to $4,886,106 as compared to $5,457,785 for the nine months ended September 30, 2019. This change was primarily driven by the recognition of deferred revenue for the sponsorship agreements in place at June 30, 2019 as well as the impact of revisions to two sponsorship agreements effective in the third quarter of 2020.

Rents and cost recoveries

The Company’s revenue from rents and cost recoveries for the nine months ended September 30, 2020 decreased to $420,681 from $657,106 for the nine months ended September 30, 2019, for a decrease of $236,425, or 35.98%. This change was primarily driven by the cancellation of youth sports events due to the COVID-19 pandemic between March and August 2020.

Event Revenues

The Company’s event revenue for the nine months ended September 30, 2020 was $37,446 compared to $54,533 from the nine months ended September 30, 2019, for a decrease of $17,087, or 31.33%. This was primarily driven by the cancellation and reduced capacity of private events that were to be held in the stadium during the COVID-19 pandemic.

Property Operating Expenses

The Company’s property operating expense was $18,099,436 for the nine months ended September 30, 2020 as compared to $10,025,750 for the nine months ended September 30, 2019, for an increase of $8,073,686, or 44.61%. This increase was driven by the Company’s recording of $1,248,306 in stock based compensation for restricted stock issued to select HOFRE leadership, increased headcount year over year resulting in additional payroll and related expenses of $3,289,288, $1,815,578 in increased legal fees and an increase of $1,857,018 in consulting fees for the nine months ended September 30, 2020.

Commission Expense

The Company’s commission expense was $1,257,648 for the nine months ended September 30, 2020, as compared to $798,788 for the nine months ended September 30, 2019, for an increase of $458,860, or 57.44%. The increase in commission expense is primarily the result of final prior year commissions fees paid per the agreements in place.

Depreciation Expense

The Company’s depreciation expense was $8,198,469 for the nine months ended September 30, 2020 as compared to $8,163,962 for the nine months ended September 30, 2019, for an increase of $34,507, or 0.42%. The increase in depreciation expense is primarily the result of additional depreciation expense incurred in the first half of 2020 on assets whose costs basis was adjusted in the third quarter of 2019.

Interest Expense

The Company’s total interest expense was $4,825,045 for the nine months ended September 30, 2020, as compared to $6,734,735 for the nine months ended September 30, 2019, for a decrease of $1,909,690, or 28.36%. The decrease in total interest expense is primarily due to extinguishment of select debt instruments at the close of the business combination with Gordon Pointe, changes in interest rates and certain interest expense due to affiliate that was waived under a revised agreement at June 30, 2020.

Business Combination Costs

The Company’s Business Combination costs were $19,137,165 for the nine months ended September 30, 2020, as compared to $0 for the nine months ended September 30, 2019. The Business Combination costs consisted of $2,218,187 related to our CEO’s restricted stock award in which one-third vested on July 2, 2020 in conjunction with the closing of the Business Combination, a $200,000 cash bonus to our CEO, and other legal and professional fees incurred in the Business Combination.

Liquidity and Capital Resources

The Company is an early stage development company that has invested approximately $250 million to date to fund its Phase I development, which includes the Tom Benson Hall of Fame Stadium, Youth Sports Complex and infrastructure to support the Phase II and III expansion plans. The Company expects to need continued capital investment to fund the construction of its Phase II and III assets and anticipates the need for future funding requirements to supplement its own cash and cash equivalents generated from the Company’s operations.

The Company has sustained recurring losses and negative cash flows from operations through September 30, 2020. In addition, its Bridge Loan matures on November 30, 2020, which is within 12 months from the issuance of these condensed consolidated financial statements. Since inception, the Company’s operations have been funded principally through the issuance of debt. As of September 30, 2020, the Company had approximately $16 million of restricted cash. On July 1, 2020, the Company consummated the Business Combination, whereby the Company’s then outstanding convertible notes were converted into shares of common stock in HOFRE, $15.0 million of the Bridge Loan was converted into equity and $15.5 million of the Bridge Loan was repaid with proceeds from the Business Combination. The balance of the Bridge Loan of approximately $34.5 million as of September 30, 2020, and has been guaranteed by Industrial Realty Group, LLC (“Industrial Realty Group”). In the event that Industrial Realty Group advances funds to the Company to pay off the Bridge Loan, under the terms of the guarantee, Industrial Realty Group will become a lender to the Company with a new maturity date of August 2021. These factors raise doubt about the Company’s ability to continue operations as a going concern.

The Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. If management is unable to execute its planned debt and equity financing initiatives, these conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

Since inception, the Company has primarily used its available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Nine Months Ended September 30
	2020	2019
Cash (used in) provided by:
Operating Activities	$(25,218,923)	$5,373,221
Investing Activities	2,949,733	(8,975,957)
Financing Activities	37,496,789	2,586,699
Net increase (decrease) in cash and cash equivalents	$15,227,599	$(1,016,037)

Cash Flows for the Nine Months Ended September 30, 2020 and 2019

Operating Activities

Net cash used in operating activities was $25,218,931 during the nine months ended September 30, 2020, which consisted primarily of a net loss of $56,772,990, offset by non-cash depreciation expense of $8,198,469, amortization of note discounts of $9,721,484, payment-in-kind interest rolled into debt of $3,135,035, an increase in loss on extinguishment of $877,976, an increase in stock-based compensation expense of $3,562,493, a decrease in prepaid expenses and other assets of $4,525,057, an increase in accounts payable and accrued expenses of $15,517,281, a decrease in due to affiliates of $9,126,691, and an increase in other liabilities of $4,090,150.

Net cash provided by operating activities was $5,373,221 during the nine months ended September 30, 2019, which consisted primarily of a net loss of $42,303,992, offset by non-cash depreciation expense of $8,163,962, amortization of note discounts of $10,302,822, an increase on loss on abandonment of project development costs of $12,194,783, an increase in accounts receivable of $324,792, an increase in prepaid expenses and other assets of $1,046,025, an increase in accounts payable and accrued expenses of $5,211,233, an increase in due to affiliates of $5,556,646, and an increase in other liabilities of $4,368,407.

Investing Activities

Net cash provided by investing activities was $2,949,733 during the nine months ended September 30, 2020, and consisted of $28,085,048 of cash used for project development costs and $31,034,781 of proceeds from the Business Combination. During the nine months ended September 30, 2019, net cash used in investing activities was $8,975,957, which consisted solely of cash used for project development costs.

Financing Activities

Net cash provided by financing activities was $37,496,789 during the nine months ended September 30, 2020, which consisted primarily of $65,039,642 in proceeds from notes payable, offset by $26,113,861 in repayments of notes payable, and $1,428,992 in payment of financing costs.

Net cash provided by financing activities was $2,586,699 during the nine months ended September 30, 2019, which consisted primarily of $8,380,000 in proceeds from notes payable, offset by $5,216,560 in repayments of notes payable and $576,741 in payment of financing costs.

Subsequent Financing Activity since September 30, 2020

During October, 2020, the Company issued to American Capital Center, LLC (the “Preferred Investor”) an aggregate of 1,800 shares of 7.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at $1,000 per share for an aggregate purchase price of $1,800,000. The Company paid the Preferred Investor an origination fee of 2%. The issuance and sale of the Series A Preferred Stock to the Preferred Investor was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. HOFRE used half of the proceeds from the sale of the Series A Preferred Stock to pay down outstanding amounts under its Bridge Loan.

Contractual Obligations and Commitments

The following is a summary of the contractual obligations as of September 30, 2020 and the effect of such obligations are expected to have on the liquidity and cash flows in future periods:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable commitments	$124,720,639	$50,282,340	$35,523,813	$3,384,980	$35,529,506
Project and ground leases	$10,001,649	$3,591	$357,354	$238,236	$9,402,468
Total	$134,722,288	$50,285,931	$35,881,167	$3,623,216	$44,931,974

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, the Company base its estimates on historical experience and on various other assumptions the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For information on the Company’s significant accounting policies please refer to Note 2 to the Company’s accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as September 30, 2020 due to a material weakness in our internal control over financial reporting as described below.

Limitations on Internal Control over Financial Reporting

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2020 due to the material weaknesses described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control over financial reporting had the following material weaknesses:

●	Due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

●

Our processes lacked timely and complete reviews and analysis of information used to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America.

The Company is evaluating these weaknesses to determine the appropriate remedy. Because disclosure controls and procedures include those components of internal control over financial reporting that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, management also determined that its disclosure controls and procedures were not effective as a result of the foregoing material weaknesses in its internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, the Company engaged a consultant and began to develop a plan to remediate its material weaknesses and to design an effective internal control environment.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the normal course of its business, the Company is subject to occasional legal proceedings and claims.

The Company’s wholly owned subsidiary, HOF Village Stadium, LLC, is a defendant in a lawsuit “National Football Museum, Inc. dba Pro Football Hall of Fame v. Welty Building Company Ltd., et al;” filed in the Stark County Court of Common Pleas. PFHOF, an affiliate, filed this suit for monetary damages as a result of the cancellation of the 2016 Hall of Fame Game. Plaintiff alleges that the game was cancelled as a result of negligent acts of subcontractors who were hired to perform field painting services.

The Plaintiff alleged that HOF Village Stadium, LLC was contractually liable for damages Plaintiff sustained because it guaranteed the performance of Defendant Welty Building Company Ltd. (“Welty”) for the Tom Benson Hall of Fame Stadium renovation.

Potential damages claimed by Plaintiff included the refunds of ticket sales, lost commissions on food and beverage sales, and lost profits on merchandise sales. The parties involved have reached a global settlement, subject to final documentation and filing of a dismissal with prejudice.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, you should carefully consider the risks described in this prospectus. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this prospectus are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Unless the context otherwise indicates or requires, as used in this section, the term “HOF Village” shall refer to HOF Village, LLC prior to the Business Combination and Newco following the consummation of the Business Combination.

Risk Related to Our Business

We are an early stage company with a minimal track record and limited historical financial information available, and an investment in the offering is highly speculative.

HOF Village was formed as a limited liability company on December 16, 2015 by certain affiliates of Industrial Realty Group and a subsidiary of PFHOF, to own and operate the Hall of Fame Village powered by Johnson Controls in Canton, Ohio, as a premiere destination resort and entertainment company leveraging the expansive popularity of professional football and the PFHOF. As a result of the Business Combination, HOF Village became a wholly owned subsidiary of HOFRE. As of the date hereof, we anticipate that the Hall of Fame Village powered by Johnson Controls will have the following major components:

Phase I:

●	Tom Benson Hall of Fame Stadium

●	National Youth Football & Sports Complex

●	Hall of Fame Village Media

Phase II:

●	Hall of Fame Indoor Waterpark (“Hall of Fame Indoor Waterpark”)

●	Two hotels

●	Constellation Center for Excellence (Office Building, Auditorium and Dining)

●	Center for Performance (Field House and Convention Center)

●	Hall of Fame retail promenade

Phase III:

●	Hall of Fame Experience (an immersive VR/AR experience)

●	Hotel including retail space

●	Multi-family housing

While the components in Phase I are substantially complete and the DoubleTree by Hilton Canton Downtown Hotel is projected to open in November 2020, to date most components of Phase II and Phase III are still in the planning stage, and have not commenced operations or generated any revenues. The components of the Hall of Fame Village powered by Johnson Controls that have been developed in Phase I have limited operating history and business track record. In addition, our business strategy is broad and may be subject to significant modifications in the future. Our current strategy may not be successful, and if not successful, we may be unable to modify it in a timely and successful manner. A company with this extent of operations still in the planning stage, and thus your investment in the offering, is highly speculative and subject to an unusually high degree of risk. Prior to investing in the offering, you should understand that there is a significant possibility of the loss of your entire investment.

Because we are in the early stages of executing our business strategy, we cannot assure you that, or when, we will be profitable. We will need to make significant investments to develop and operate the Hall of Fame Village powered by Johnson Controls and expect to incur significant expenses in connection with operating components of the Hall of Fame Village powered by Johnson Controls, including costs for entertainment, talent fees, marketing, salaries and maintenance of properties and equipment. We expect to incur significant capital, operational and marketing expenses for a number of years in connection with our planned activities. Any failure to achieve or sustain profitability may have a material adverse impact on the value of the shares of our Common Stock.

We may not be able to continue as a going concern.

The Company has sustained recurring losses and negative cash flows from operations through September 30, 2020. In addition, its Bridge Loan (defined below) matures on November 30, 2020, which is within 12 months from the issuance of these condensed consolidated financial statements. Since inception, the Company’s operations have been funded principally through the issuance of debt. As of September 30, 2020, the Company had approximately $16 million of restricted cash. On July 1, 2020, the Company consummated the Business Combination, whereby the Company’s then outstanding convertible notes were converted into shares of common stock in HOFRE, $15.0 million of the Bridge Loan was converted into equity and $15.5 million of the Bridge Loan was repaid with proceeds from the Business Combination. The balance of the Bridge Loan of approximately $34.5 million as of September 30, 2020, and has been guaranteed by Industrial Realty Group, LLC (“Industrial Realty Group”). In the event that Industrial Realty Group advances funds to the Company to pay off the Bridge Loan, under the terms of the guarantee, Industrial Realty Group will become a lender to the Company with a new maturity date of August 2021. These factors raise doubt about the Company’s ability to continue operations as a going concern. The Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. If management is unable to execute its planned debt and equity financing initiatives, these conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, HOF Village’s independent auditor included an explanatory paragraph in their audit opinion as of December 31, 2019 concluding that there was substantial doubt about HOF Village’s ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, or be foreclosed upon, and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors in our Common Stock will lose all or a part of their investment.

Our ability to implement our proposed business strategy may be materially and adversely affected by many known and unknown factors.

Our business strategy relies upon our future ability to successfully develop and operate the Hall of Fame Village powered by Johnson Controls. Our strategy assumes that we will be able to, among other things: secure sufficient capital to repay our indebtedness; continue to lease or to acquire additional property in Canton, Ohio at attractive prices and develop such property into efficient and profitable operations; and maintain our relationships with key partners, including PFHOF, the general contractors for the Hall of Fame Village powered by Johnson Controls, and various other design firms, technology consultants, managers and operators and vendors that we are relying on for the successful development and operation of the Hall of Fame Village powered by Johnson Controls, as well as to develop new relationships and partnerships with third parties that will be necessary for the success of the Hall of Fame Village powered by Johnson Controls. These assumptions, which are critical to our prospects for success, are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. These uncertainties are particularly heightened by the fact that we have significantly limited historical financial results or data on which financial projections might be based.

Our future ability to execute our business strategy and develop the various components of the Hall of Fame Village powered by Johnson Controls is uncertain, and it can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our proposed business. Any one or more of the following factors, or other factors which may be beyond our control, may have a material adverse effect on our ability to implement our proposed strategy:

●	the impact of the pandemic involving the novel strain of coronavirus, COVID-19, governmental reactions thereto, and economic conditions resulting from such governmental reactions to the pandemic on our business strategy, operations, financial results, as well as on our future ability to access debt or equity financing;

●	inability to secure short-term liquidity in order to meet operating capital requirements and to secure capital to make principal payments on our Bridge Loan, together with any interest due thereunder, which would result in a default under the Bridge Loan and a likely suspension of development and construction for the Hall of Fame Village powered by Johnson Controls. We previously received notices of default under the Bridge Loan, which is secured by substantially all of our assets. Although the loan documents were amended to extend the time within which we must make principal payments and bring the loan back into performing status and an affiliate of Industrial Realty Group has guaranteed certain payment obligations under the Bridge Loan, there can be no assurance that we will be able to repay the obligation upon maturity or otherwise avoid a future default;

●	failure to continue to lease or acquire additional property in Canton, Ohio at the level of prices estimated;

●	inability to complete development and construction on schedule, on budget or otherwise in a timely and cost-effective manner;

●	issues impacting the brand of the PFHOF;

●	inability to secure and maintain relationships and sponsorships with key partners, or a failure by key partners to fulfill their obligations;

●	failure to manage rapidly expanding operations in the projected time frame;

●	our or our partners’ ability to provide innovative entertainment that competes favorably against other entertainment parks and similar enterprises on the basis of price, quality, design, appeal, reliability and performance;

●	failure of investments in technology and machinery, including our investments in virtual reality in connection with the proposed Hall of Fame Experience, to perform as expected;

●	increases in operating costs, including capital improvements, insurance premiums, general taxes, real estate taxes and utilities, affecting our profit margins;

●	general economic, political and business conditions in the United States and, in particular, in the Midwest and the geographic area around Canton, Ohio;

●	inflation, appreciation of the real estate and fluctuations in interest rates; or

●	existing and future governmental laws and regulations, including changes in our ability to use or receive Tourism Development District (“TDD”) funds, tax-increment financing (“TIF”) funds or other grants and tax credits (including Ohio Film Tax Credits).

We are relying on various forms of public financing to finance the Company.

We currently expect to obtain a portion of the capital required for the development and operations of the Hall of Fame Village powered by Johnson Controls from various forms of public financing, including TDD funds, TIF funds, grants and tax credits (including Ohio Film Tax Credits), which depend, in part, on factors outside of our control. The concept of a TDD was created under state law specifically for Canton, Ohio and the Hall of Fame Village powered by Johnson Controls. Canton City Council was permitted to designate up to 200 acres as a TDD and to prove the collection of additional taxes within that acreage to be used to foster tourism development. Canton City Council passed legislation allowing the collection of a 5% admissions tax and an additional 2% gross receipts tax and agreed to give the revenue from its 3% municipal lodging tax collected at any hotels built in the TDD to the Hall of Fame Village powered by Johnson Controls for 30 years. Our ability to obtain funds from TDD depends on, among other things, ticket sales (including parking lots, garages, stadiums, auditoriums, museums, athletic parks, swimming pools and theaters), wholesale, retail and some food sales within the TDD and revenues from our hotels within the TDD. For TIF funds, the amount of property tax that a specific district generates is set at a base amount and as property values increase, property tax growth above that base amount, net of property taxes retained by the school districts, can be used to fund redevelopment projects within the district. Our ability to obtain TIF funds is dependent on the value of developed property in the specific district, the collection of general property taxes from property owners in the specific district, the time it takes the tax assessor to update the tax rolls and market interest rates at the time the tax increment bonds are issued.

If we are unable to realize the expected benefits from these various forms of public financing, we may need to obtain alternative financing through other means, including private transactions. If we are required to obtain alternative financing, such alternative financing may not be available at all or may not be available in a timely manner or on terms substantially similar or as favorable to public financing, which could significantly affect our ability to develop the Hall of Fame Village powered by Johnson Controls, increase our cost of capital and have a material adverse effect on our results of operations, cash flows and financial position.

If we were to obtain financing through private investment in public equity investments or other alternative financing, it could subject us to risks that, if realized, would adversely affect us, including the following:

●	our cash flows from operations could be insufficient to make required payments of principal of and interest on any debt financing, and a failure to pay would likely result in acceleration of such debt and could result in cross accelerations or cross defaults on other debt;

●	such debt may increase our vulnerability to adverse economic and industry conditions;

●	to the extent that we generate and use any cash flow from operations to make payments on such debt, it will reduce our funds available for operations, development, capital expenditures and future investment opportunities or other purposes;

●	debt covenants may limit our ability to borrow additional amounts, including for working capital, capital expenditures, debt service requirements, executing our development plan and other purposes;

●	restrictive debt covenants may limit our flexibility in operating our business, including limitations on our ability to make certain investments; incur additional indebtedness; create certain liens; incur obligations that restrict the ability of our subsidiaries to make payments to us; consolidate, merge or transfer all or substantially all of our assets; or enter into transactions with affiliates; and

●	to the extent that such debt bears interest at a variable rate, we would be exposed to the risk of increased interest rates.

We are still assembling our management team and our leadership may change significantly.

The success of our business depends on our ability to hire and retain key employees and members of management who have extensive experience in project development and relationships with key partners. In late 2018, we hired CEO, Michael Crawford, to lead HOF Village and in September 2019, we hired a new Chief Financial Officer, Jason Krom. In December 2019, we hired an Executive Vice President for Public Affairs, Anne Graffice, to oversee community, investor, media and government relations, and manage all corporate social responsibility initiatives for the Company. In June 2020, we hired a President of Operations, Mike Levy, to be responsible for day-to-day operations of all on- and off-site assets owned by the Company. Moving forward, Mr. Levy will provide key operational input for all new construction development as the Company continues to execute Phase II of its project. In August 2020, we hired a Vice President, Human Resources, Lisa Gould and at the end of August 2020, we hired a General Counsel, Tara Charnes. In September 2020, we hired an Executive Vice President of New Business Development/Marketing and Sales, Erica Muhleman.

The ability of new members of our management team to quickly expand their knowledge of the Company, our business plans, operations, strategies and challenges will be critical to their ability to make informed decisions about our strategy and operations. If our management team is not sufficiently informed to make such decisions, our ability to compete effectively and profitably could be adversely affected. In addition, changes in our management team may be disruptive to, or cause uncertainty in, our business and the vision of the Company, and could have a negative impact on our ability to complete the construction and development components of the Hall of Fame Village powered by Johnson Controls in a timely and cost-effective manner and to manage and grow our business effectively. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key management roles could have a material adverse impact on our business and results of operations.

The success of our business is substantially dependent upon the continued success of the Pro Football Hall of Fame (“PFHOF”) brand and our ability to continue to secure favorable contracts with and maintain a good working relationship with PFHOF and its management team.

The success of our business is substantially dependent upon the continued success of the PFHOF brand and our ability to continue to secure favorable contracts with and maintain a good working relationship with PFHOF and its management team. PFHOF’s support and cooperation – through agreements, alliances, opportunities and otherwise – is of critical importance to our long-term success.

PFHOF is a 501(c)(3) not-for-profit organization that owns and operates the Pro Football Hall of Fame in Canton, Ohio. We are geographically located adjacent to PFHOF, and the local community and broader public generally view the Company and PFHOF as closely-connected affiliates. While PFHOF currently beneficially owns 19.3% of the Company’s outstanding Common Stock, the Company is neither a subsidiary of nor controlled by PFHOF. PFHOF is a party to the Director Nominating Agreement, which among other things provides PFHOF with the right to designate one individual to be appointed or nominated for election to the Company’s Board, subject to certain conditions. Our director Ed Roth was designated by PFHOF pursuant to the Director Nominating Agreement.

We have entered into several agreements with PFHOF that are of significance to our business, including: (i) a First Amended and Restated License Agreement, dated September 16, 2019 (the “License Agreement”), (ii) an Amended and Restated Media License Agreement, dated July 1, 2020 (the “Media License Agreement”), and (iii) a Shared Services Agreement, dated June 30, 2020 (the “Shared Services Agreement”). These agreements address topics that include, but are not limited to, the following:

●	License to use PFHOF marks. Under the License Agreement, PFHOF grants to our Company a non-transferable, non-exclusive right and license to use PFHOF marks in conjunction with the Hall of Fame Village complex (the “Village”), Legends Landing, any theme park, water park, theater, sports arena, sports facility, hotel, sports bar, general or specific location-based entertainment, youth sports programs (excluding certain NFL-sponsored youth sports programs) (“Exclusive Fields of Use”). The license is exclusive for the Exclusive Fields of Use only within the municipal boundary of the City of Canton, Ohio. Under the License Agreement, PFHOF agreed that it will not grant any third party a license to use PFHOF marks outside of Canton, Ohio, in connection with the themed entertainment industry without giving us a right of first refusal to accept such third-party offer. In addition, the License Agreement provides that, subject to certain exceptions, all communications with the National Football League (the “NFL”), its 32 member clubs and its Hall of Famers must be made exclusively through PFHOF rather than from the Company. Many of the Company’s events involve the participation of the NFL’s Hall of Famers. The Company therefore must rely on PFHOF’s cooperation and support to a significant extent in coordinating events and other activities involving any of these parties.

●	Sponsorships. The License Agreement provides that PFHOF and our Company have the right to jointly seek sponsorships from third parties in conjunction with the Village and to sublicense PFHOF marks to such sponsors. The License Agreement provides that PFHOF and our Company have the right to enter into exclusive sponsorships for their individually owned and operated assets. The License Agreement provides that our Company and PFHOF will use their best efforts to coordinate the marketing, sales and activation of sponsorships so as to maximize the revenue of both organizations and minimize any potential negative impact to either organization. We and PFHOF are both parties to sponsorship agreements that are important to our business, such as the Naming Rights Agreement and the Constellation Sponsorship Agreement. We also rely on a collaborative approach with PFHOF to pursue other joint sponsorship agreements with third parties. Our success in obtaining those sponsorship agreements is highly dependent on the maintenance of a good working relationship with PFHOF and its management team. In addition, once these sponsorships are obtained, the Company must rely on PFHOF’s cooperation in performing the obligations relating to PFHOF required by the sponsorship agreements. See “Risk Factors – Risk Related to Our Business – We rely on sponsorship contracts to generate revenues.”

●	Use of PFHOF media assets. The Media License Agreement provides for the sharing of media-related opportunities between PFHOF and our Company and sets forth the terms under which PFHOF enables our Company to exploit existing PFHOF works and create new works. Our ability to successfully monetize PFHOF assets (e.g., photographs, videos, memorabilia and other historically significant football-related assets) under the Media License Agreement depends upon PFHOF’s providing access to such media assets as contemplated by the terms of the Media License Agreement.

●	Shared Services. Under the Shared Services Agreement, our Company and PFHOF agree to act in good faith to coordinate with each other on certain services, including, without limitation, community relations, government relations, marketing and public relations, new business development, sponsorship activities and youth programming. Our success in these endeavors depends to a significant extent on PFHOF’s cooperation in coordinating these services and events.

In the past, we have had to renegotiate payment terms and other provisions in certain of our agreements with PFHOF as part of improving the Company’s financial position. If we were to lose or be required to renegotiate any of these agreements or if PFHOF failed to perform any of these agreements, our business may be adversely affected.

Changes in consumer tastes and preferences for sports and entertainment products could reduce demand for our offerings and products and adversely affect the profitability of our business.

The success of our business depends on our ability to consistently provide, maintain and expand attractions and events as well as create and distribute media programming, online material and consumer products that meet changing consumer preferences. Consumers who are fans of professional football will likely constitute a substantial majority of the attendance to Hall of Fame Village powered by Johnson Controls, and our success depends in part on the continued popularity of professional football and on our ability to successfully predict and adapt to tastes and preferences of this consumer group. If our sports and entertainment offerings and products do not achieve sufficient consumer acceptance or if consumer preferences change or consumers are drawn to other spectator sports and entertainment options, our business, financial condition or results of operations could be materially adversely affected. In the past, we have hosted major professional football events, as well as other musical and live entertainment events, and we can provide no assurance that we will be able to continue to host such events.

Incidents or adverse publicity concerning Hall of Fame Village powered by Johnson Controls could harm our reputation as well as negatively impact our revenues and profitability.

Our reputation is an important factor in the success of our business. Our ability to attract and retain guests depends, in part, upon the external perceptions of our Company, the brands we are associated with, the quality of Hall of Fame Village powered by Johnson Controls and its services and our corporate and management integrity. If market recognition or the perception of Hall of Fame Village powered by Johnson Controls diminishes, there may be a material adverse effect on our revenues, profits and cash flow. In addition, the operations of Hall of Fame Village powered by Johnson Controls, particularly the Hall of Fame Indoor Waterpark, involve the risk of accidents, illnesses, environmental incidents and other incidents which may negatively affect the perception of guest and employee safety, health, security and guest satisfaction and which could negatively impact our reputation, reduce attendance at our facilities and negatively impact our business and results of operations.

We rely on sponsorship contracts to generate revenues.

We will receive a portion of our annual revenues from sponsorship agreements, including the amended and restated sponsorship and naming rights agreement, dated as of July 2, 2020 (the “Naming Rights Agreement”), by and among HOF Village, PFHOF and Johnson Controls, the sponsorship and services agreement, dated as of December 19, 2018, as amended (the “Constellation Sponsorship Agreement”), by and among HOF Village, PFHOF and Constellation NewEnergy, Inc., a Delaware corporation (“Constellation”), and other sponsorship agreements for various content, media and live events produced at Hall of Fame Village powered by Johnson Controls such as title, official product and promotional partner sponsorships, billboards, signs and other media. We are continuously in negotiations with existing sponsors and actively seeking new sponsors as there is significant competition for sponsorships. Some of our live events may not secure a title sponsor, may not secure a sufficient number of sponsorships on favorable terms, or may not secure sponsorships sufficiently enough in advance of an event, which may lead to event cancellations or otherwise adversely affect the revenue generated from such events.

The Naming Rights Agreement is scheduled to expire on December 31, 2034, but provides termination rights both to (a) HOF Village and PFHOF and (b) Johnson Controls, which may be exercised in the event the other party breaches any of its covenants and agreements under the Naming Rights Agreement beyond certain notice and cure periods, applies for or consents to the appointment of a custodian of any kind with respect to all or substantially all of its assets, becomes insolvent or is unable to pay its debts generally as they become due, makes a general assignment for the benefit of its creditors, files a voluntary petition seeking relief under any bankruptcy law, or an involuntary petition is filed by a creditor under any bankruptcy law and is approved by a court of competent jurisdiction. Additionally, Johnson Controls has a right to terminate the Naming Rights Agreement if Phase II is not open for business by January 2, 2024 and if HOF Village is in default beyond applicable notice and cure periods under certain agreements, such as the Technology as a Service Agreement, any loan document evidencing or securing any construction loan with respect to the Hall of Fame Village powered by Johnson Controls and any agreement with its general contractor with respect to the construction of the Hall of Fame Village powered by Johnson Controls, among others.

The Constellation Sponsorship Agreement is scheduled to expire on December 31, 2029, but provides termination rights both to (a) HOF Village and PFHOF and (b) Constellation, which may be exercised if a party would suffer material damage to its reputation by association with the other party or if there is an event of default. An event of default under the Constellation Sponsorship Agreement includes a party’s failure to perform its material obligations for 60 days after receiving written notice from the other party and failure to cure such default; a party’s becoming insolvent or filing a voluntary petition in bankruptcy; a party’s being adjudged bankrupt; an involuntary petition under any bankruptcy or insolvency law being filed against a party; a party’s sale, assignment or transfer of all or substantially all of its assets (other than to an affiliate in the case of HOF Village or PFHOF). Additionally, Constellation has a right to terminate the Constellation Sponsorship Agreement effective as of December 31, 2023 for failure to recover its investment in the form of new business, if it provides written notice on or prior to December 1, 2022.

Loss of our existing title sponsors or other major sponsorship agreements, including the Naming Rights Agreement and Constellation Sponsorship Agreement, or failure to secure sponsorship agreements in the future on favorable terms, could have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected by declines in discretionary consumer spending, consumer confidence and general and regional economic conditions.

Our success depends to a significant extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. The current economic downturn as a result of COVID-19, coupled with high volatility and uncertainty as to the future global economic landscape, has had an adverse effect on consumers’ discretionary income and consumer confidence. Future volatile, negative or uncertain economic conditions and recessionary periods or periods of significant inflation may adversely impact attendance and guest spending levels at Hall of Fame Village powered by Johnson Controls, which would materially adversely affect our business, financial condition and results of operations.

Hall of Fame Village powered by Johnson Controls will be located in Canton, Ohio. The concentration of our operations in this market exposes us to greater risks than if our operations were more geographically diverse. As a result, negative developments in the local economic conditions in the Midwest region, particularly those impacting travel, hotel or other real estate operations, could reduce guest attendance, negatively impact consumer spending, increase tenant defaults and otherwise have a material adverse effect on our profitability.

Other factors that can affect consumer spending and confidence include severe weather, hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions, air travel concerns, outbreaks of disease, and geopolitical events, as well as various industry and other business conditions, including an ever increasing number of sporting and entertainment options that compete for discretionary spending. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the spending sentiment and interest of our present or potential customers and sponsors.

Hall of Fame Village powered by Johnson Controls will operate in highly competitive industries and our revenues, profits or market share could be harmed if we are unable to compete effectively.

We will face substantial competition in each of our businesses. For example:

●	Tom Benson Hall of Fame Stadium, the National Youth Football & Sports Complex and the Center for Performance will compete with other facilities and venues across the region and country for hosting concerts, athletic events (including professional sports events, sports camps and tournaments) and other major conventions;

●	Hall of Fame Village Media will compete (i) with other media and content producers to obtain creative and performing talent, sports and other programming content, story properties, advertiser support, distribution channels and market share and (ii) for viewers with other broadcast, cable and satellite services as well as with home entertainment products, new sources of broadband and mobile delivered content and internet usage;

●	The Hall of Fame Indoor Waterpark, the Hall of Fame hotels, and the Hall of Fame retail promenade, if and when completed, will compete for guests with other theme parks and resorts, such as Cedar Point, located in Sandusky, Ohio, and other theme parks, retail and tourist destinations in Ohio and around the country, and with other forms of entertainment, lodging, tourism and recreation activities; and

●	The planned Constellation Center for Excellence will compete for tenants with other suppliers of commercial and/or retail space.

Competition in each of these areas may increase as a result of technological developments, changes in consumer preferences, economic conditions, changes in market structure and other factors that affect the recreation, entertainment, vacation, retail, tourism and leisure industries generally. Increased competition may divert consumers from Hall of Fame Village powered by Johnson Controls to other forms of entertainment, which could reduce our revenue or increase our marketing costs. Our competitors may have substantially greater financial resources than we do, and they may be able to adapt more quickly to changes in consumer preferences or devote greater resources to promotion of their offerings and services or to development or acquisition of offerings and services that are perceived to be of a higher quality or value than our offerings and services. As a result, we may not be able to compete successfully against such competitors.

We may not be able to fund capital expenditures and investment in future attractions and projects.

A principal competitive factor for Hall of Fame Village powered by Johnson Controls is the originality and perceived quality of its events, attractions and offerings. Even after completion of the various components of the Hall of Fame Village powered by Johnson Controls, we will need to make continued capital investments through maintenance and the regular addition of new events, attractions and offerings. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and to raise capital from third parties. We cannot assure you that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all, which could cause us to delay or abandon certain projects or plans.

The high fixed cost structure of the Company’s operations may result in significantly lower margins if revenues decline.

We expect a large portion of our operating expenses to be relatively fixed because the costs for full-time employees, maintenance, utilities, advertising and insurance will not vary significantly with attendance. These fixed costs may increase at a greater rate than our revenues and may not be able to be reduced at the same rate as declining revenues. If cost-cutting efforts are insufficient to offset declines in revenues or are impracticable, we could experience a material decline in margins, revenues, profitability and reduced or negative cash flows. Such effects can be especially pronounced during periods of economic contraction or slow economic growth.

Increased labor costs, labor shortages or labor disruptions could reduce our profitability.

Because labor costs are and will continue to be a major component of our operating expenses, higher labor costs could reduce our profitability. Higher labor costs could result from, among other things, labor shortages that require us to raise labor rates in order to attract employees, and increases in minimum wage rates. Higher employee health insurance costs could also adversely affect our profitability. Additionally, increased labor costs, labor shortages or labor disruptions by employees of our third-party contractors and subcontractors could disrupt our operations, increase our costs and affect our profitability.

Cyber security risks and the failure to maintain the integrity of internal or guest data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

We anticipate that we will collect and retain large volumes of internal and guest data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also expect to maintain personally identifiable information about our employees. The integrity and protection of our guest, employee and company data will be critical to our business and our guests and employees are likely to have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our theme parks, products and services to our guests.

We also expect to rely on accounting, financial and operational management information technology systems to conduct our operations. If these information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

We may face various security threats, including cyber security attacks on our data (including our vendors’ and guests’ data) and/or information technology infrastructure. Although we will utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent penetrations or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of guest, employee or company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent. In addition, our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events. To date, cyber security attacks directed at us have not had a material impact on our financial results. Due to the evolving nature of security threats, however, the impact of any future incident cannot be predicted.

Investors are subject to litigation risk and their respective investments in the shares of our Common Stock may be lost as a result of our legal liabilities or the legal liabilities of our affiliates.

We or our affiliates may from time to time be subject to claims by third parties and may be plaintiffs or defendants in civil proceedings, including in connection with the development and operations of Hall of Fame Village powered by Johnson Controls. In January 2018, several subcontractors who helped construct the Tom Benson Hall of Fame Stadium filed mechanics’ liens against the stadium. Although we have settled these particular claims, there can be no assurance that similar claims will not be brought in the future if we cannot generate the revenue that we forecast or raise sufficient capital to pay contractors in connection with constructing other components of the project. The expense of prosecuting claims, for which there is no guarantee of success, and/or the expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments, would generally be borne by the Company and could result in the reduction or complete loss of all of the assets of the Company, which could result in the loss of your entire investment.

Our business may be adversely affected by tenant defaults or bankruptcy.

Our business may be adversely affected if any future tenants at the Constellation Center for Excellence or Hall of Fame retail promenade default on their obligations to us. A default by a tenant may result in the inability of such tenant to re-lease space from us on economically favorable terms, or at all. In the event of a default by a tenant, we may experience delays in payments and incur substantial costs in recovering our losses. In addition, our tenants may file for bankruptcy or be involved in insolvency proceedings and we may be required to expense costs associated with leases of bankrupt tenants and may not be able to replace future rents for tenant space rejected in bankruptcy proceedings, which could adversely affect our properties. Any bankruptcies of our tenants could make it difficult for us to enforce our rights as lessor and protect our investment.

Fluctuations in real estate values may require us to write down the carrying value of our real estate assets or investments.

Real estate valuations are subject to significant variability and fluctuation. The valuation of our real estate assets or real estate investments is inherently subjective and based on the individual characteristics of each asset. Factors such as competitive market supply and demand for inventory, changes in laws and regulations, political and economic conditions and interest and inflation rate fluctuations subject our valuations to uncertainty. Our valuations are or will be made on the basis of assumptions that may not prove to reflect economic or demographic reality. If the real estate market deteriorates, we may reevaluate the assumptions used in our analyses. As a result, adverse market conditions may require us to write down the book value of certain real estate assets or real estate investments and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our financial condition and results of operations.

Our property taxes could increase due to rate increases or reassessments or the imposition of new taxes or assessments or loss of tax credits, which may adversely impact our financial condition and results of operations.

We are required to pay state and local real property taxes and assessments on our properties. The real property taxes and assessments on our properties may increase as property or special tax rates increase or if our properties are assessed or reassessed at a higher value by taxing authorities. In addition, if we are obligated to pay new taxes or if there are increases in the property taxes and assessments that we currently pay, our financial condition and results of operations could be adversely affected. We are relying on various forms of public financing to finance the development and operations of the Company.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer and our insurance costs may increase.

We seek to maintain comprehensive insurance coverage at commercially reasonable rates. Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. There can be no assurance that our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured, and we cannot guarantee that we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme park operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected.

Our operations and our ownership of property subject us to environmental requirements, and to environmental expenditures and liabilities.

We incur costs to comply with environmental requirements, such as those relating to water use, wastewater and storm water management and disposal, air emissions control, hazardous materials management, solid and hazardous waste disposal, and the clean-up of properties affected by regulated materials.

We may be required to investigate and clean-up hazardous or toxic substances or chemical releases, and other releases, from current or formerly owned or operated facilities. In addition, in the ordinary course of our business, we generate, use and dispose of large volumes of water, which requires us to comply with a number of federal, state and local regulations and to incur significant expenses. Failure to comply with such regulations could subject us to fines and penalties and/or require us to incur additional expenses.

We cannot assure you that we will not incur substantial costs to comply with new or expanded environmental requirements in the future or to investigate or clean-up new or newly identified environmental conditions, which could also impair our ability to use or transfer the affected properties and to obtain financing.

Our planned sports betting, fantasy sports and eSports operations are subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

Our planned sports betting, fantasy sports and eSports operations are generally subject to laws and regulations relating to sports betting, fantasy sports and eSports in the jurisdictions in which we are planning to conduct such operations or in some circumstances, in those jurisdictions in which we offer our services or they are available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. Additionally some jurisdictions in which we may operate could presently be unregulated or partially regulated and therefore more susceptible to the enactment or change of laws and regulations.

In May 2018, the U.S. Supreme Court struck down as unconstitutional the Professional and Amateur Sports Protection Act of 1992 (“PASPA”). This decision has the effect of lifting federal restrictions on sports betting and thus allows states to determine by themselves the legality of sports betting. Since the repeal of PASPA, several states (including Washington D.C.) have legalized online sports betting. To the extent new real money gaming or sports betting jurisdictions are established or expanded, we cannot guarantee that we will be successful in penetrating such new jurisdictions. If we are unable to effectively develop and operate directly or indirectly within existing or new jurisdictions or if our competitors are able to successfully penetrate geographic jurisdictions that we cannot access or where we face other restrictions, there could be a material adverse effect on our sports betting, fantasy sports and eSports operations. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business. To operate in any jurisdiction, we may need to be licensed and obtain approvals of our product offerings. This is a time-consuming process that can be extremely costly. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions can negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our offerings in any such jurisdictions.

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our planned sports betting, fantasy sports and eSports operations. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the sports betting industry. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

The growth prospects of our planned sports betting operations depend on the legal status of real-money gaming in various jurisdictions, predominantly within the United States, which is an initial area of focus, and legalization may not occur in as many states as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of sports betting operations and make it more difficult to meet our expectations for financial performance.

A number of states have legalized, or are currently considering legalizing, real money gaming, and the growth prospects of our planned sports betting operations are significantly dependent upon such legalization. The legalization of real money gaming may not occur as we have anticipated. Additionally, if a large number of additional states or the federal government enact real money gaming legislation and we are unable to obtain, or are otherwise delayed in obtaining the necessary licenses to operate online sports betting websites in U.S. jurisdictions where such games are legalized, our future growth in online sports betting could be materially impaired.

As we enter into new jurisdictions, states or the federal government may legalize real money gaming in a manner that is unfavorable to us. As a result, we may encounter legal, regulatory and political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new opportunity. For example, certain states require a relationship with a land-based, licensed casino for online Sportsbook access. States that have established state-run monopolies may limit opportunities for private sector participants like us. States also impose substantial tax rates on online sports betting revenue, in addition to sales taxes in certain jurisdictions and a federal excise tax of 25 basis points on the amount of each wager.

Therefore, even in cases in which a jurisdiction purports to license and regulate sports betting, the licensing and regulatory regimes can vary considerably in terms of their business-friendliness and at times may be intended to provide incumbent operators with advantages over new licensees. Therefore, some “liberalized” regulatory regimes are considerably more commercially attractive than others.

Failure to comply with regulatory requirements in a particular jurisdiction, or the failure to successfully obtain a license or permit applied for in a particular jurisdiction, could impact our ability to comply with licensing and regulatory requirements in other jurisdictions, or could cause the rejection of license applications or cancelation of existing licenses in other jurisdictions, or could cause financial institutions, online and mobile platforms, advertisers and distributors to stop providing services to us which we rely upon to receive payments from, or distribute amounts to, our users, or otherwise to deliver and promote our services.

Compliance with the various regulations applicable to fantasy sports and real money gaming is costly and time-consuming. Regulatory authorities at the non-U.S., U.S. federal, state and local levels have broad powers with respect to the regulation and licensing of fantasy sports and real money gaming operations and may revoke, suspend, condition or limit our fantasy sports or real money gaming licenses, impose substantial fines on us and take other actions, any one of which could have a material adverse effect on our business, financial condition, results of operations and prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We will strive to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business.

Any fantasy sports or real money gaming license obtained could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our offerings, increasing our customer base and/or generating revenues. We cannot assure you that we will be able to obtain and maintain the licenses and related approvals necessary to conduct our planned sports betting operations. Any failure to maintain or renew our licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our growth prospects and market potential for our proposed sports betting, fantasy sports and eSports operations will depend on our ability to obtain licenses to operate in a number of jurisdictions and if we fail to obtain such licenses our business, financial condition, results of operations and prospects could be impaired.

Our ability to grow our proposed sports betting, fantasy sports and eSports operations will depend on our ability to obtain and maintain licenses to offer our product offerings in a large number of jurisdictions or in heavily populated jurisdictions. If we fail to obtain and maintain licenses in large jurisdictions or in a greater number of mid-market jurisdictions, this may prevent us from expanding the footprint of our product offerings, increasing our user base and/or generating revenues. We cannot be certain that we will be able to obtain and maintain licenses and related approvals necessary to conduct our proposed sports betting, fantasy sports and eSports operations. Any failure to obtain and maintain licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

Negative events or negative media coverage relating to, or a declining popularity of, fantasy sports, sports betting, the underlying sports or athletes, or online sports betting in particular, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our proposed sports betting, fantasy sports and eSports operations.

Public opinion can significantly influence our business. Unfavorable publicity regarding us, for example, our product changes, product quality, litigation, or regulatory activity, or regarding the actions of third parties with whom we have relationships or the underlying sports (including declining popularity of the sports or athletes) could seriously harm our reputation. In addition, a negative shift in the perception of sports betting by the public or by politicians, lobbyists or others could affect future legislation of sports betting, which could cause jurisdictions to abandon proposals to legalize sports betting, thereby limiting the number of jurisdictions in which we can operate such operations. Furthermore, illegal betting activity by athletes could result in negative publicity for our industry and could harm our brand reputation. Negative public perception could also lead to new restrictions on or to the prohibition of sports betting in jurisdictions in which such operations are currently legal. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our customer base and result in decreased revenue or slower user growth rates, which could seriously harm our business.

The suspension or termination of, or the failure to obtain, any business or other licenses may have a negative impact on our business.

We maintain a variety of business licenses issued by federal, state and local authorities that are renewable on a periodic basis. We cannot guarantee that we will be successful in renewing all of our licenses on a periodic basis. The suspension, termination or expiration of one or more of these licenses could materially adversely affect our revenues and profits. Any changes to the licensing requirements for any of our licenses could affect our ability to maintain the licenses. In addition, we do not yet have all of the appropriate licenses required for our operations, including liquor licenses. The failure to obtain liquor or other licenses may negatively impact our business.

Delays or restrictions in obtaining permits for capital investments could impair our business.

Our capital investments require regulatory permits from one or more governmental agencies in order to build new theme parks, attractions and shows. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. The requirements for such permits vary depending on the location of such capital investments. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed in connection with the granting of the permit. Therefore, our capital investments in certain areas may be delayed, interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations.

We received a subpoena request from the Auditor of the State of Ohio requesting documents related to the funding of the Tom Benson Hall of Fame Stadium, and we could in the future receive other subpoenas or requests related to this or other matters.

On March 26, 2019, we received an administrative subpoena (the “Subpoena”) from the Auditor of the State of Ohio (the “Ohio Auditor”). The Subpoena required us to furnish a broad range of documents related to the funding sources and disbursements relating to the construction of the Tom Benson Hall of Fame Stadium and related youth fields to the Ohio Auditor by April 30, 2019. We believe we have provided copies of all of the requested documents in our files on the compliance date in a timely manner, and we intend to continue to cooperate with the Ohio Auditor in its investigation of this matter. We believe the investigation is in its preliminary stages, however, we cannot predict the ultimate scope, duration or outcome or any findings the Ohio Auditor may make as part of its investigation. We could in the future receive other regulatory or governmental information requests or subpoenas, or be subject to other actions, investigations or proceedings, the outcome of which could materially adversely affect our business or prospects.

The maturity date of the Bridge Loan, which is secured by substantially all of our assets, was extended to November 30, 2020; however, we have previously received notices of default under this agreement (which previous defaults were waived). While this agreement was amended to extend the time within which we must repay the debt in full to November 30, 2020, there can be no assurance that we will be able to repay the obligation upon maturity to avoid a future default.

HOF Village entered into the $65 million Bridge Loan on March 20, 2018 with the Lenders and GACP, as administrative agent (the “Term Loan Agreement”). On August 17, 2018, we received a notice of default from GACP (which default was waived) due to our failure to receive cash proceeds from the issuance to us of a permitted loan, or the issuance by us of equity, in an aggregate net amount of not less than $75 million by August 15, 2018 (the “Fundraising Obligation”). Pursuant to an amendment entered into on September 14, 2018, the deadline for the Fundraising Obligation was extended to December 31, 2018 and the interest rate paid to the Lenders was increased to 11% per annum above the prime rate from August 1, 2018 onwards. Pursuant to an amendment entered into on February 19, 2019, the terms of the Fundraising Obligations were further revised, the deadline for the fulfilment of the Fundraising Obligations was extended to March 1, 2019 (or the maturity date, if certain requirements have been met), and the Fundraising Obligation covenant was fully and permanently waived in connection with the deadline extension. We entered into another amendment to the Bridge Loan on August 15, 2019, which extended the maturity date of the Bridge Loan to September 13, 2019. On September 17, 2019, we received a notice of default from GACP due to our failure to pay the principal balance of the Bridge Loan together with interest, fees and other costs in full. We entered into another amendment to the Bridge Loan on November 16, 2019, which further extended the maturity date of the Bridge Loan to October 31, 2020, and required a $25 million principal payment on April 30, 2020, and the applicable interest rate paid to the Lenders was increased to 12% per annum. We did not make the required $25 million principal payment on April 30, 2020. On June 30, 2020, we entered into another amendment to the Bridge Loan, which further extended the maturity date to November 30, 2020, updated certain defined terms to align with the final transaction structure resulting from the Business Combination, specified the Gordon Pointe Transaction Prepayment Amount, added a fee payable to certain Lenders relative to the amounts owed after giving effect to the Gordon Pointe Transaction Prepayment Amount, amended various provisions related to mandatory prepayments of outstanding amounts owed under the Term Loan Agreement (including, but not limited to, prepayments cue in connection with future equity and debt raises) and other minor amendment regarding HOF Village Hotel II, LLC and Mountaineer GM LLC to facilitate their planned operations.

On July 1, 2020, we used proceeds from the Business Combination to pay $15.5 million on the Bridge Loan, while an additional $15.0 million converted into equity in HOFRE. The remaining balance of the Bridge Loan following the Business Combination was approximately $34.5 million. While we expect to secure sufficient capital to repay our indebtedness under our Bridge Loan, currently, we do not have the capital to repay the Bridge Loan in full upon maturity and we cannot provide any assurance that we will be able to source such capital by the Bridge Loan maturity date. Our inability to repay the obligations under the Bridge Loan when due would result in another default under the Bridge Loan, which, if enforced, would (a) cause all obligations under the Bridge Loan to become immediately due and payable and (b) grant GACP, as administrative agent, the right to take any or all actions and exercise any remedies available to a secured party under the relevant documents or applicable law or in equity, including commencing foreclosure proceedings on our properties. To the extent we do not have sufficient funds to pay the outstanding balance at maturity, an affiliate of Industrial Realty Group has agreed to advance funds to the Company to pay off the Bridge Loan, under the terms of the guarantee. As a result, Industrial Realty Group would become a lender to the Company with a maturity date of August 2021. As of June 30, 2020, Industrial Realty Group had advanced $22.3 million to HOF Village under IRG November Note. Any other future advances under the IRG November Note require the approval of both HOF Village and Industrial Realty Group (each in their sole discretion), except for advances required to prevent a default under the Bridge Loan (which advances Industrial Realty Group may make without HOF Village’s consent). Additionally, we have reached an agreement with Industrial Realty Group that in the event that Industrial Realty Group or any of its affiliates or related entities advance funds to pay off the Bridge Loan under the guaranty or otherwise and assume the role of Lender, (i) certain mandatory prepayment provisions will be deleted and no longer be applicable, (ii) the maturity date of the Term Loan Agreement will be extended to August 31, 2021 and (iii) we will not be required to pay to any IRG Entity any principal, interest, or other obligations due under the Term Loan Agreement if payment of such amounts would cause the borrowers to violate applicable Nasdaq or securities-law requirements. The IRG November Note is intended to provide us with available funding that can help prevent a default under the Bridge Loan and, if approved by Industrial Realty Group and HOF Village and not otherwise depleted, to provide additional working capital to the Company and/or to pay all or some portion of the remaining balance of the Bridge Loan. Industrial Realty Group exchanged $9.0 million of the amount outstanding under the IRG November Note for the PIPE Notes issued by HOFRE at the time of the closing of the Business Combination and, at present, the outstanding balance of the IRG November Note is $13.3 million.

In addition to amounts advanced under the IRG November Note, various affiliates of Industrial Realty Group have advanced other funds to us and our subsidiaries, of which approximately $2.2 million is classified as “New ACC Funded Debt”, approximately $3.5 million is classified as IRG “preferred equity”, and approximately $0.1 million is classified as “ACC Funded Debt”. These figures include four advances totaling $1.1 million made under the IRG November Note since March 31, 2020, but do not include the PIK interest which has accrued on all advances from date of funding.

There can be no assurance that we will be able to meet certain construction deadlines under a Letter of Representations, which could cause a cross-default under the Bridge Loan.

If construction is delayed for any reason and we do not meet certain construction deadlines, we could be in breach of a letter of representations agreement with the Canton City School District and Stark County Port Authority (the “Letter of Representations”). A breach of the Letter of Representations would cause a cross-default under the Bridge Loan. If we default on our obligations under the Bridge Loan, GACP could accelerate the entire amount of the Bridge Loan, declare the unpaid balance (plus interest, fees and expenses) immediately due and payable and take other action to enforce the Bridge Loan, including foreclosure of substantially all of our assets that secure the Bridge Loan. An affiliate of Industrial Realty Group has guaranteed certain payment obligations under the Bridge Loan in the event of a default. Additionally, we have reached an agreement with Industrial Realty Group that in the event that Industrial Realty Group or any of its affiliates or related entities advance funds to pay off the Bridge Loan under the guaranty or otherwise and assume the role of Lender (as defined in the Term Loan Agreement), (i) certain mandatory prepayment provisions will be deleted and no longer be applicable, (ii) the maturity date of the Term Loan Agreement will be extended to August 31, 2021 and (iii) we will not be required to pay to any IRG Entity any principal, interest, or other obligations due under the Term Loan Agreement if payment of such amounts would cause Borrowers to violate applicable Nasdaq or securities-law requirements.

In connection with the Bridge Loan, HOF Village entered into a mortgage granting a security interest in its rights to certain premises that HOF Village leases from the Canton City School District and Stark County Port Authority. The Letter of Representations provides that any lien created by the mortgage or any other security interest granted in such premises in connection with the Bridge Loan will attach only to HOF Village’s and the other Borrowers’ interest in such premises and would remain subordinate to and not disturb the rights and interests of the City of Canton, Ohio, the Canton City School District, Stark County Port Authority, PFHOF, the State of Ohio, Plain Local School District, the Canton Symphony Orchestra, and persons identified as benefitted parties under any TIF revenue bond declaration. Additionally, the Letter of Representations provides that HOF Village and its relevant affiliates will remain bound to fulfill their respective obligations under the existing ground leases, project leases and certain other agreements with the Canton City School District and Stark County Port Authority and that HOF Village will cause certain payments to be made to Canton City School District and Stark County Port Authority.

If we do not receive sufficient capital to substantially repay our indebtedness, our indebtedness may have a material adverse effect on our business, our financial condition and results of operations and our ability to secure additional financing in the future, and we may not be able to raise sufficient funds to repay our indebtedness.

As of September 30, 2020, the Company’s capital structure includes debt and debt-like obligations consisting of the following principal amounts:

●	approximately $34.5 million of secured indebtedness outstanding under the Bridge Loan (approximately $15.0 million of which is the principal portion of what is referred to in the Merger Agreement as the IRG, LLC Funded Debt Commitments);

●	approximately $3.7 million of indebtedness to Development Finance Authority of Summit County, Ohio, representing tax-increment financing proceeds;

●	approximately $5.6 million of indebtedness outstanding pursuant to a loan and security agreement by and among JCIHOFV Financing, LLC (a wholly-owned subsidiary of the Company), HOF Village, PFHOF, other lenders and Wilmington Trust, National Association, as agent, collateralized by the Naming Rights Agreement;

●	approximately $0.2 million of 10.0% unsecured subordinated convertible notes, of which approximately $7 million are classified as “Company Convertible Notes” and $13.7 million are classified as “New Company Convertible Notes” under the Merger Agreement;

●	approximately $1.9 million of indebtedness to Home Federal Savings and Loan Association of Niles;

●	approximately $13.8 million of indebtedness outstanding pursuant to the IRG November Note;

●	approximately $2.9 million drawn on a loan facility of up to $3.0 million with New Market Project, Inc., the proceeds of which are to be used for the development of the McKinley Grand Hotel;

●	approximately $3.5 million drawn on a loan facility of up to $3.5 million with the City of Canton, Ohio;

●	approximately $9.9 million in financing from Constellation through its Efficiency Made Easy (“EME”) program;

●	$390,400 of indebtedness outstanding representing a federal paycheck protection program loan to HOF Village;

●	approximately $7.0 million of indebtedness outstanding pursuant to a promissory note, by HOF Village in favor of JKP Financial, LLC; and

●	Approximately $21.2 million of 8.0% convertible PIPE Notes concurrent with the closing of the Business Combination

●	Approximately $15.3 million of indebtedness outstanding pursuant to a construction loan agreement with Erie Bank, the proceeds of which are to be used for the development of the McKinley Grand Hotel

●	Approximately $2.7 million of indebtedness representing a cooperating agreement with DFA Summit, the City of Canton, Ohio, the Canton Regional Special Improvement District, Inc. and the U.S. Bank National Association for the construction of the Series 2020C Project.

If we do not have sufficient funds to repay our debt at maturity, our indebtedness could subject us to many risks that, if realized, would adversely affect us, including the following:

●	our cash flows from operations are currently insufficient to make required payments of principal of and interest on the debt, and a failure to pay would likely result in acceleration of such debt and could result in cross accelerations or cross defaults on other debt;

●	our debt may increase our vulnerability to adverse economic and industry conditions;

●	to the extent that we generate and use any cash flow from operations to make payments on our debt, it will reduce our funds available for operations, development, capital expenditures and future investment opportunities or other purposes;

●	debt covenants limit our ability to borrow additional amounts, including for working capital, capital expenditures, debt service requirements, executing our development plan and other purposes;

●	restrictive debt covenants may limit our flexibility in operating our business, including limitations on our ability to make certain investments; incur additional indebtedness; create certain liens; incur obligations that restrict the ability of our subsidiaries to make payments to us; consolidate, merge or transfer all or substantially all of our assets; or enter into transactions with affiliates;

●	to the extent that our indebtedness bears interest at a variable rate, we are exposed to the risk of increased interest rates;

●	debt covenants may limit our subsidiaries’ ability to make distributions to us;

●	causing an event of default under the Bridge Loan if it is not repaid in full at maturity; and

●	if any debt is refinanced, the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt or equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in a higher interest rate on such refinancing, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of uncollateralized assets on disadvantageous terms, postpone investments in the development of our properties or the Hall of Fame Village powered by Johnson Controls or default on our debt. In addition, to the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that are pledged to secure such obligations.

Our business plan requires additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.

While our strategy assumes that we will receive sufficient capital to have sufficient working capital, we currently do not have available cash and cash flows from operations to provide us with adequate liquidity for the near-term or foreseeable future. Our current projected liabilities exceed our current cash projections and we have very limited cash flow from current operations. We therefore will require additional capital and/or cash flow from future operations to fund the Company, our debt service obligations and our ongoing business. There is no assurance that we will be able to raise sufficient additional capital or generate sufficient future cash flow from our future operations to fund the Hall of Fame Village powered by Johnson Controls, our debt service obligations or our ongoing business. If the amount of capital we are able to raise, together with any income from future operations, is not sufficient to satisfy our liquidity and capital needs, including funding our current debt obligations, we may be required to abandon or alter our plans for the Company. If we are unable to continue as a going concern, we may have to liquidate our assets, or be foreclosed upon, and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors in our Common Stock will lose all or a part of their investment. As discussed in greater detail above, we have previously received notices of default under our Bridge Loan, which is secured by substantially all of our assets (which previous defaults were waived). While we have entered into an amendment to the Term Loan Agreement to extend the maturity date of the Bridge Loan by one month to November 30, 2020 and an affiliate of Industrial Realty Group has guaranteed certain payment obligations of the Company under the Bridge Loan, there can be no assurance that we will be able to repay the obligation upon maturity or otherwise avoid a future default.

Our ability to obtain necessary financing may be impaired by factors such as the health of and access to capital markets, our limited track record and the limited historical financial information available, or the substantial doubt about our ability to continue as a going concern. Any additional capital raised through the sale of additional shares of our capital stock, convertible debt or other equity may dilute the ownership percentage of our stockholders.

We will have to increase leverage to develop the Company, which could further exacerbate the risks associated with our substantial indebtedness.

While we used proceeds from the Business Combination to pay down certain outstanding debt, we will have to take on substantially more debt to complete the construction of the Hall of Fame Village powered by Johnson Controls. We may incur additional indebtedness from time to time in the future to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If and when we incur additional indebtedness, the risks related to our indebtedness could intensify.

We may not be able to generate sufficient cash flow from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to generate a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Until such time as we can service our indebtedness with cash flow from operations, we intend to service our indebtedness from other sources.

If our cash flows, cash on hand and other capital resources are insufficient to fund our debt service obligations, we could face continued and future liquidity concerns and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Bridge Loan restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise indebtedness or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.

An affiliate of Industrial Realty Group has guaranteed certain payment obligations of HOF Village under the Bridge Loan in the event of a default by HOF Village. Additionally, we have reached an agreement with Industrial Realty Group that in the event that Industrial Realty Group or any of its affiliates or related entities advance funds to pay off the Bridge Loan under the guaranty or otherwise and assume the role of Lender, (i) certain mandatory prepayment provisions will be deleted and no longer be applicable, (ii) the maturity date of the Term Loan Agreement will be extended to August 31, 2021 and (iii) we will not be required to pay to any IRG Entity any principal, interest, or other obligations due under the Term Loan Agreement if payment of such amounts would cause borrowers to violate applicable Nasdaq or securities-law requirements. If we cannot make scheduled payments on our indebtedness, we will be in default and holders of such indebtedness could declare all outstanding principal and interest to be due and payable, the lenders under the Bridge Loan could terminate their commitments to loan money, other indebtedness could be accelerated and we could be forced into bankruptcy or liquidation.

If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act, or if we fail to maintain adequate internal control over financial reporting, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports, and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of the Nasdaq, expose us to lawsuits, and restrict our ability to access financing on favorable terms, or at all.

In addition, pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to develop. evaluate and provide a management report of our systems of internal control over financial reporting. During the course of the evaluation of our internal control over financial reporting, we could identify areas requiring improvement and could be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

If we fail to comply with the requirements of Section 404 on a timely basis this could result in the loss of investor confidence in the reliability of our financial statements, which in turn could, negatively impact the trading price of our stock, and adversely affect investors’ confidence in the Company and our ability to access capital markets for financing.

The requirements of being a public company may strain our resources and distract management

We expect to incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. These applicable rules and regulations are expected to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly than those for privately owned companies that are not registrants with the Commission. Compliance with these rules and regulations may divert management’s attention from other business concerns.

The COVID-19 pandemic could have a material adverse effect on our business.

We are closely monitoring the outbreak of respiratory illness caused by a novel strain of coronavirus, COVID-19. The World Health Organization has declared COVID-19 a “pandemic” and the federal, state and local governments have implemented mandatory closures and other restrictive measures in response to the outbreak. Most large-scale events in the United States have been cancelled, including in the sports industry. These closures, restrictions on travel, stay-at-home orders and other mitigation measures, in addition to the greater public’s concern regarding the spread of coronavirus, have significantly impacted all facets of the economy, and will likely have an adverse impact on our business operations and financial results. The continued spread of coronavirus, or fear thereof, may also delay the implementation of our business strategy. The impact of COVID-19 on the capital markets may impact our future ability to access debt or equity financing.

Disruptions to the supply chain and limitations on large gatherings due to COVID-19 may delay the completion of the construction of the Hall of Fame Village powered by Johnson Controls. Any long term fear of the spread of COVID-19, as well as government shut-down orders, could also affect future attendance at the Hall of Fame Village powered by Johnson Controls. Our Tom Benson Hall of Fame Stadium is used for sports and entertainment events. Attendance at events that we schedule in the stadium could decrease or be restricted, which would further disrupt business operations and likely have an adverse impact on our business and financial results. For example, if the National Football League delayed, suspended or limited attendance for the 2020 football season or future seasons due to the continued spread of COVID-19, consumer interest in football, the Hall of Fame Village powered by Johnson Controls or events at Tom Benson Hall of Fame Stadium may decline.

Even after restrictions loosen, the demand for sports and entertainment events may decrease as fears over travel or attending large-scale events linger due to concerns over the spread of COVID-19. If unemployment levels persist and economic disruption continues, the demand for entertainment activities, travel and other discretionary consumer spending may also decline as consumers have less money to spend. We may be unable to recruit and train employees in sufficient numbers to fully staff our facilities. We may be required to enforce social distancing measures within our facilities by, among other things, limiting the number of people admitted or standing in lines at any time, or adding social distancing signage and markers. We may incur additional costs associated with maintaining the health and safety of our guests and employees, including facility improvements such as additional sanitization stations or requiring the broad use of personal protective equipment. If it is alleged or determined that illness associated with COVID-19 was contracted at one of our facilities, we may suffer reputational damage that could adversely affect attendance and future ticket sales.

Even after we are able to open our facilities, we may elect or be required to close them in the future in response to the continued impact of COVID-19 or outbreaks involving other epidemics. Any decrease in demand for the sports and entertainment industry would likely affect our business and financial results. The extent and duration of the long-term impact of COVID-19 remains uncertain and the full impact on our business operations cannot be predicted.

Risk Related to Our Common Stock

We currently do not intend to pay dividends on our Common Stock. Consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

We do not expect to pay cash dividends on our Common Stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject. Accordingly, a stockholder could suffer a reduction in the value of their shares of Common Stock.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s continued reaction to the Business Combination and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established or sustained.

In addition, the price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to our general business condition, the release of our financial reports and general economic conditions and forecasts. Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future. Any of these factors could have a material adverse effect on your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Anti-takeover provisions contained in our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

●	the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our board of directors;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and

●	the requirement that a meeting of stockholders may only be called by members of our board of directors or the stockholders holding a majority of our shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in HOFRE’s name, actions against directors, officers, stockholders and employees for breach of fiduciary duty, actions under the Delaware general corporation law or under our Certificate of Incorporation, or actions asserting a claim governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. This choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Accordingly, such exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived its compliance with these laws, rules and regulations.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Certificate of Incorporation. This choice of forum provision does not exclude stockholders from suing in federal court for claims under the federal securities laws but may limit a stockholder’s ability to bring such claims in a judicial forum that it finds favorable for disputes with HOFRE or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims.

Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our Company, the trading price for our securities would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our securities could decrease, which might cause our stock price and trading volume to decline.

Our executive officers and directors, and their affiliated entities, along with our six other largest stockholders, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors, together with entities affiliated with such individuals, along with our six other largest stockholders, will beneficially own approximately 89% of our Common Stock. Accordingly, these stockholders are able to control the election of a majority of our directors and the determination of all corporate actions. This concentration of ownership could delay or prevent a change in control of the Company.

Item 2. Unregistered sales of equity securities and use of proceeds

Convertible Notes

On July 1, 2020, concurrently with the closing of the Business Combination, the Company completed the Private Placement of $20,721,293 in aggregate principal amount of PIPE Notes with certain funds managed by Magnetar Financial, LLC and the Purchasers. Pursuant to the terms of the Note Purchase Agreement, at the option of the holders thereof the PIPE Notes may be converted into shares of Common Stock at a conversion price initially equal to $11.50 per share, subject to formula-based adjustment based on specified events. Accordingly, the aggregate amount of PIPE Notes issued and sold in the Private Placement is convertible into 1,801,851 shares of Common Stock based on the conversion rate applicable on July 1, 2020. On July 28, 2020, the Company’s stock price was trading below the $6.00 conversion price for any ten trading days preceding the maturity date. As such, the Company accounted for this transaction by recording a deemed dividend of $4,760,066, which is reflected in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2020.

Note Redemption Warrants

The Note Redemption Warrants that may be issued pursuant to the Note Purchase Agreement will be exercisable for a number of shares of Common Stock to be determined at the time any such Note Purchase Warrant is issued. The exercise price per share of Common Stock of any Note Purchase Warrant will be set at the time such Note Purchase Warrant is issued pursuant to the terms of the Note Purchase Agreement and the Note Redemption Warrant Agreement. The Note Redemption Warrants may be exercised from and after the date of issuance, subject to certain terms and conditions set forth in the Note Redemption Warrant Agreement. Unexercised Note Redemption Warrants will expire on the maturity date of the PIPE Notes. The Note Redemption Warrants will not participate in cash distributions by the Company. If issued upon redemption of PIPE Notes, the Note Redemption Warrants will be issued in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

Crown League Services Agreement

HOF Village entered into a services agreement, dated as of June 16, 2020 (the “Crown League Services Agreement”), with Mountaineer GM, LLC (“Mountaineer”) and BXPG LLC (“Brand X”), whereby Mountaineer and HOF Village retain Brand X to provide services with regard to The Crown League, a professionalized fantasy sports league (the “Crown Business”). Mountaineer completed the acquisition of Crown assets under the Crown APA on July 22, 2020. Pursuant to an amended and restated limited liability company agreement of Mountaineer that HOF Village and Michael Klein & Associates, Inc., an affiliate of Michael Klein (“MKA”), entered into in connection with HOF Village’s purchase of the 60% interest in Mountaineer, MKA agreed to provide the consideration for Mountaineer to complete the acquisition of Crown as a capital contribution to Mountaineer, consisting of 90,287 shares of HOFRE’s Common Stock, and HOF Village agreed to provide the consideration owed to Brand X under the Crown League Services Agreement as a capital contribution to Mountaineer, consisting of $30,000 per month for 18 months plus 100,000 shares of HOFRE’s Common Stock, 25,000 shares of which were issued on August 6, 2020, and 25,000 shares of which are issuable on each of July 1, 2021, January 1, 2022 and July 1, 2022, until such capital contributions of HOF Village equal 60% of the total capital contributions to Mountaineer. The Services Agreement may be extended for an additional six months. Compensation during the extension period would be $30,000 per month and 25,000 shares of HOFRE’s Common Stock.

The sales of the above issued securities discussed in this Item 2. “Unregistered sales of equity securities and use of proceeds,” were exempt from the registration requirements of the Securities Act in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act. No sales involved underwriters, underwriting discounts or commissions or public offerings of securities of the registrant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Designations of 7.00% Series A Cumulative Redeemable Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 15, 2020)
10.1	Employment Agreement, dated July 1, 2020, by and between Michael Crawford, HOFV Newco, LLC and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.2	Employment Agreement, dated August 31, 2020, by and between Tara Charnes and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.3	Employment Agreement dated September 14, 2020, between Erica Muhleman and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.10 of the Company’s Amendment No. 2 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 22, 2020)
10.4+	Note Purchase Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.5	Registration Rights Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.6	Note Redemption and Warrant Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.7+	Amended and Restated Media License Agreement, dated July 1, 2020, among National Football Museum, Inc., HOF Village Media Group, LLC and HOF Village, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 1 to Form S-1 (File No. 333-249133), filed with the Commission on October 19, 2020)
10.8+	Amended and Restated Sponsorship and Naming Rights Agreement, dated July 2, 2020, by and among HOF Village, LLC, National Football Museum, Inc. and Johnson Controls, Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.9+	Technology as a Service Agreement, dated October 9, 2020, by and between HOF Village NEWCO, LLC and Johnson Controls, Inc.*
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: November 4, 2020	By:	/s/ Michael Crawford
Michael Crawford
Chief Executive Officer
(Principal Executive Officer)