Form 10-K
period 2020-12-31
Hall of Fame Resort & Entertainment Co
filed 2021-03-10
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-38363

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

(Exact name of registrant as specified in its charter)

Delaware	82-1270173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2626 Fulton Drive NW Canton, OH	44718
(Address of principal executive offices)	(Zip Code)

(330) 458-9176
(Registrant’s telephone number, including area code)

Securities registered under section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HOFV	Nasdaq Capital Market
Warrants to purchase 1.421333 shares of Common Stock	HOFVW	Nasdaq Capital Market

Securities registered under section 12(g) of the Act:

Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $36,923,755.

As of March 9, 2021, the registrant had outstanding 83,284,597 shares of common stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

i

NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are generally identified by use of words such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “projection,” “outlook,” “target,” “seek,” or words of similar meaning. These forward-looking statements include, but are not limited to, statements regarding future opportunities for the Company and the Company’s estimated future results. Such forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.

In addition to factors identified elsewhere in this Annual Report on Form 10-K, the following risks, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the benefits of the Business Combination (defined below); the future financial performance of the Company and its subsidiaries, including Newco (as defined below); changes in the market in which the Company competes; expansion and other plans and opportunities; the effect of the COVID-19 pandemic on the Company’s business; the Company’s ability to raise financing in the future; the Company’s ability to maintain the listing of its Common Stock on the Nasdaq Capital Market (“Nasdaq”); other factors detailed under the section titled “Risk Factors” in this Report.

Actual results, performance or achievements may differ materially, and potentially adversely, from any projections and forward-looking statements and the assumptions on which those forward-looking statements are based. There can be no assurance that the data contained herein is reflective of future performance to any degree. You are cautioned not to place undue reliance on forward-looking statements as a predictor of future performance. All information set forth herein speaks only as of the date hereof, in the case of information about the Company, or as of the date of such information, in the case of information from persons other than the Company, and we disclaim any intention or obligation to update any forward-looking statements as a result of developments occurring after the date of this Annual Report on Form 10-K. Forecasts and estimates regarding the Company’s industry and end markets are based on sources we believe to be reliable, however there can be no assurance these forecasts and estimates will prove accurate in whole or in part. Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company,” “HOFRE,” “we,” “us,” “our” and similar terms refer to Hall of Fame Resort & Entertainment Company.

ii

PART I

Item 1. Business

Corporate History and Background

The Hall of Fame Resort & Entertainment Company (formerly known as GPAQ Acquisition Holdings, Inc.) was incorporated in Delaware on August 29, 2019, as a subsidiary of Gordon Pointe Acquisition Corp. (“GPAQ”), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination with one or more businesses or assets.

On July 1, 2020, we consummated the previously announced business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among the Company, GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to in this Annual Report on Form 10-K as the “Business Combination.”

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

In connection with the consummation of the Business Combination and pursuant to the Merger Agreement, (a) each issued and outstanding unit of GPAQ, if not already detached, was detached and each holder of such a unit was deemed to hold one share of GPAQ Class A common stock and one GPAQ warrant (“GPAQ Warrant”), (b) each issued and outstanding share of GPAQ Class A common stock (excluding any shares held by a GPAQ stockholder that elected to have its shares redeemed pursuant to GPAQ’s organizational documents) was converted automatically into the right to receive 1.421333 shares of our Common Stock, following which all shares of GPAQ Class A common stock ceased to be outstanding and were automatically canceled and cease to exist; (c) each issued and outstanding share of GPAQ Class F common stock was converted automatically into the right to receive one share of Common Stock, following which all shares of GPAQ Class F common stock ceased to be outstanding and were automatically canceled and cease to exist; (d) each issued and outstanding GPAQ Warrant (including GPAQ private placement warrants) was automatically converted into one Warrant (which we refer to in this Form 10-K as a “Series A Warrant”) to purchase 1.421333 shares of Common Stock per warrant, following which all GPAQ Warrants ceased to be outstanding and were automatically canceled and retired and cease to exist; and (e) each issued and outstanding membership interest in Newco converted automatically into the right to receive a pro rata portion of the Company Merger Consideration (as defined in the Merger Agreement), which was payable in shares of Common Stock.

The rights of holders of our Common Stock and Series A Warrants are governed by our amended and restated certificate of incorporation (the “Certificate of Incorporation”), our amended and restated bylaws (the “Bylaws’) and the Delaware General Corporation Law (the “DGCL”), and in the case of our Series A Warrants, the Warrant Agreement, dated January 24, 2018, between GPAQ and the Continental Stock Transfer & Trust Company, each of which is described below under “Description of Securities.” On November 3, 2020, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 100,000,000 to 300,000,000.

Upon consummation of the Business Combination and, in connection therewith, we became a successor issuer to GPAQ by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Overview

We are a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, we own the Hall of Fame Village powered by Johnson Controls, a multi-use sports and entertainment destination centered around the PFHOF’s campus. We expect to create a diversified set of revenue streams through developing themed attractions, premier entertainment programming and sponsorships. The strategic plan has been developed in three phases of growth.

The first phase of the Hall of Fame Village powered by Johnson Controls is operational, consisting of the Tom Benson Hall of Fame Stadium, the National Youth Football & Sports Complex, and HOF Village Media Group, LLC (“Hall of Fame Village Media”). In 2016, HOF Village substantially completed the Tom Benson Hall of Fame Stadium, a sports and entertainment venue with a seating capacity of approximately 23,000, with continued development of the end zones into 2021. The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the NFL Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. In 2016, HOF Village opened the National Youth Football & Sports Complex, which will consist of eight full-sized, multi-use regulation football fields, five of which have been completed in Phase I. The facility hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. In 2017, HOF Village formed a sports and entertainment media company, Hall of Fame Village Media, leveraging the sport of professional football to produce exclusive programming by licensing the extensive content controlled by the PFHOF as well as new programming assets developed from live events such as youth tournaments, camps and sporting events held at the National Youth Football & Sports Complex and the Tom Benson Hall of Fame Stadium.

We are developing new hospitality, attraction and corporate assets surrounding the Pro Football Hall of Fame Museum as part of a Phase II development plan. Plans for future components of the Hall of Fame Village powered by Johnson Controls include two hotels (one on campus and one in downtown Canton about five minutes from campus that was opened in Q4 2020), the Hall of Fame Indoor Waterpark, the Constellation Center for Excellence (an office building including retail and meeting space), the Center for Performance (a convention center/field house), and the Hall of Fame Retail Promenade. We are pursuing a differentiation strategy across three pillars, including Destination-Based Assets, the Media Company, and Gaming (including the Fantasy Football League we acquired a majority stake in). Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

Business Strategy

Our unique position and multimedia approach makes us the only company of our kind fully poised to capitalize on the popularity of professional football, one of the most popular brands in sports (as measured by total league revenue and number of fans). Our principal business objectives are to successfully develop and operate Destination Based Assets such as the Hall of Fame Village powered by Johnson Controls as a premiere destination resort and entertainment company leveraging the expansive popularity of professional football and the Pro Football Hall of Fame; Hall of Fame Village Media taking advantage of direct access to exclusive content; and a gaming vertical including fantasy sports, and potential growth across eGaming and sports betting. The resort and entertainment platform will significantly extend the presence of the Pro Football Hall of Fame, the singular institution focused on promoting and preserving the legends and values of professional football. We are located in Canton, Ohio, the birthplace of American professional football. It is in a market area with limited themed attractions and within an 8-hour driving distance to nearly half of the NFL franchises. Together with the PFHOF, we intend to become an elite entertainment venue and premier attraction for the region. The current operational assets of the PFHOF and the Company currently attract approximately one million visitors annually.

We are building a year-round, multi-use destination complex with a master development plan that calls for three Phases. Phase I, already complete, includes The Tom Benson Hall of Fame Stadium, the National Youth Football & Sports Complex, Hall of Fame Village Media, and complementary, long-term sponsorship agreements. Phase II, already begun, will add the Hall of Fame Indoor Waterpark, hotels as well as additional attractions, retail and commercial assets. Plans for Phase III include an immersive VR/AR attraction, a hotel with retail space, multi-family housing and certain other components under consideration.

Strategic Relationship with PFHOF

PFHOF is a distinct entity from the Company but serves as a significant shareholder and aligned partner. The Pro Football Hall of Fame, which is owned and operated by PHFOF and not the Company, is a 501(c)(3) not-for-profit educational institution that focuses on the education, promotion, preservation and honoring of the individuals and moments that shaped professional football’s history. Since opening in 1963, the Museum has grown in both size and stature. The building was expanded in 1971, 1978 and 1995, and completed major exhibit gallery renovations in 2003, 2008, and 2009. Together, these improvements have transformed the original 19,000 square-foot Hall of Fame museum into an exciting internationally recognized institution and travel destination. The “Future 50” Expansion & Renovation Project has expanded the museum to 118,000 square feet. The two-year, $27 million project was completed in the summer of 2013 after a major renovation to 38,000 square feet of museum space was finished. Today, the Hall of Fame stands as a shining tribute to the over 300 men who have earned their Gold Jackets and made professional football America’s most popular sport. The Pro Football Hall of Fame Museum and the Gold Jacket inductees serve as unique and valuable partners that contribute to the development of the Hall of Fame Village.

See the section entitled “Risk Factors – The success of our business is substantially dependent upon the continued success of the PFHOF brand and museum experience and our ability to continue to secure favorable contracts with and maintain a good working relationship with PFHOF and its management team” for additional information relating to the relationship with PFHOF.

About Phase I

We have invested approximately $250 million of capital to build Phase I of the Hall of Fame Village powered by Johnson Controls and prepare for Phase II and Phase III. Phase I, already complete, includes the Tom Benson Hall of Fame Stadium, the National Youth Football & Sports Complex, Hall of Fame Village Media, complementary, long-term sponsorship agreements, as well as land and infrastructure to support Phase II and Phase III. We are executing strategies to significantly increase programming of the Tom Benson Hall of Fame Stadium and National Youth Football & Sports Complex and developing unique media content through Hall of Fame Village Media.

Tom Benson Hall of Fame Stadium

The Tom Benson Hall of Fame Stadium holds up to 23,000 spectators and hosts the annual Pro Football Hall of Fame Enshrinement Week powered by Johnson Controls as well as other premier sporting events such as the Historic Black College Hall of Fame Game, the Ohio State High School Football Championships and the World Youth Football Championships. During the Pro Football Hall of Fame Enshrinement Week, the Tom Benson Hall of Fame Stadium hosts the Hall of Fame Game, the first nationally televised NFL game of the season, and the Hall of Fame Enshrinement for NFL players. The Tom Benson Hall of Fame Stadium is also equipped with cut-away seats, allowing it to serve as an elite concert venue. The Tom Benson Hall of Fame Stadium has hosted performances by national recording artists such as Aerosmith, Tim McGraw, Pitbull, Toby Keith and Maroon 5.

National Youth Football & Sports Complex

The National Youth Football & Sports Complex will consist of eight full sized fields, five of which are completed (four turf fields and one grass field) and three of which are planned for Phase II construction. The facility hosts camps and tournaments for football players as well as athletes from other sports such as lacrosse, rugby and soccer from across the country. Since 2017, the National Youth Football & Sports Complex has hosted the Pro Football Hall of Fame World Youth Championships. The World Youth Championships are a national competition, with a watch list of youth football teams developed by former NFL executives that compete in regional playoffs all over the country. The World Youth Championships allow the best teams in a variety of different weight, age and regional groups to compete at the National Youth Football & Sports Complex and the Tom Benson Hall of Fame Stadium. The 2017 and 2018 World Youth Championships featured special guests like PFHOF inductees Ray Lewis and Randy Moss and were broadcast on CBS Sports Network.

Hall of Fame Village Media

In 2017, HOF Village formed a sports and entertainment media company, Hall of Fame Village Media, leveraging the sport of professional football to produce exclusive content, including content developed from live events such as tournaments, camps and sporting events held at the National Youth Football & Sports Complex and the Tom Benson Hall of Fame Stadium. Hall of Fame Village Media has the ability to serve multiple media formats including full length feature films, live and taped television specials, studio shows, live sports events, books and artwork. Through our partnership with the PFHOF, Hall of Fame Village Media has access to over 50 million pieces of photo, video and document archives. To date, Hall of Fame Village Media has produced broadcasts for the World Youth Football Championships aired on CBS Sports Network, National Signing Day, during which top high school athletes announce their college commitments and is in the initial stages of producing six different sports related shows. Future live content is also expected to include programming with the NFL Alumni Association, including the NFL Alumni Academy taking part at the Hall of Fame Village powered by Johnson Controls campus in Canton, Ohio.

Sponsorship Agreements

We are bringing together world-class sponsors and partners. To date, we have struck formal agreements related to sponsorship alliances for development support from best-in-class companies, including Johnson Controls, the founding partner and official naming rights partner, Constellation NewEnergy, Inc. (an Exelon Company), the official energy partner, First Data Merchant Services, LLC (now Fiserv), the official processing and payment solutions partner, Turf Nation, Inc., the official artificial turf partner, Xenith, LLC, the World Bowl official partner, and Republic Services of Ohio, LLC, the preferred waste and recycling partner.

Generally, under the terms of our sponsorship agreements, we will receive a fixed amount of revenue each year in exchange for granting certain rights to the relevant sponsor. The revenue may consist of a combination of cash, in-kind and/or activation funds. However, in some cases, the sponsorship fee may consist of a fixed initial payment with variable annual payments thereafter, based on our completion of certain projects or fulfillment of certain requirements.

Under the terms of the Naming Rights Agreement, we will receive a fixed amount of revenue each year in return for granting to Johnson Controls exclusive rights to designate the name of the destination complex as well as granting to Johnson Controls certain branding, signage, advertising and similar rights. The Naming Rights Agreement is scheduled to expire on December 31, 2034. We are obligated to spend $18 million as activation expenses for the benefit of promoting the Johnson Controls and our brands.

Under the terms of the Constellation Sponsorship Agreement, we will receive a fixed amount of revenue each year in return for granting Constellation exclusive rights to designate the name of the Constellation Center for Excellence as well as granting Constellation certain branding, signage, advertising and similar rights. The Constellation Sponsorship Agreement is scheduled to expire on December 31, 2029. The annual revenue consists of sponsorship fees and annual activation fund proceeds. Activation fund proceeds may be used for a media plan, hospitality packages, business development and other expenses for the benefit of promoting the Constellation and our brands. Annual activation fund proceeds must be used in a particular calendar year, and any unused funds are not rolled into future contract years.

See the section entitled “Risk Factors — We rely on sponsorship contracts to generate revenue” for additional terms and conditions relating to the Naming Rights Agreement and the Constellation Sponsorship Agreement.

About Phase II

Phase II is expected to add additional strategic attractions, hospitality, and corporate assets in a well-planned and synergistic manner intended to increase consumer appeal and drive revenue and profitability growth. The Company has made material progress toward the full execution of Phase II.

To date, either through ground leases, purchase agreements, or through acquisition of title, the Company has acquired all land and received zoning approval from the City of Canton for the development of Phase II. In 2016 and 2017, the Company received significant support from the City of Canton through a pair of ordinances. In June 2016, the Planning Commission of the City of Canton amended the Planning and Zoning Code of Codified Ordinances of the City of Canton to include the Hall of Fame Village District, providing us with a zoning mechanism required to implement our mixed-use development plan. In February 2017, the Planning Commission of the City of Canton and City Council granted approval of the Hall of Fame Village Development plan, including plans for Phase II. The Company has gained control of over 200 parcels of land surrounding the Tom Benson Hall of Fame Stadium, Youth Fields, and Pro Football Hall of Fame Museum for the future development of the Hall of Fame Indoor Waterpark, on-campus hotel attached to the Hall of Fame Indoor Waterpark, and a retail promenade offering a variety of food and beverage options, as well as other specialized entertainment alternatives. The Company has commissioned and completed three separate Phase I Environmental Site Assessments on land underlying the Tom Benson Hall of Fame Stadium, National Youth Football & Sports Complex and residential land acquired for Phase II of the development plan. To date, no recognized environmental conditions have been revealed.

In addition, the Company has made significant progress in the design and development planning for Phase II. Phase II is projected to cost approximately $300 million in capital spending with construction beginning in 2020 and the expectation is that all components will be complete and operational by 2023. In 2018 the Company added significantly to its construction and planning resources with the goal of developing and delivering Company assets on time and on budget. The Company hired a leading project management firm and two top commercial construction groups, who formed a partnership to use national and local resources as the master general contractors of Phase II. Detailed estimates and a timeline were prepared by our management in conjunction with such master general contractors based upon schematic and design documents of Phase II, familiarity with the Ohio market and development expertise.

The Company’s master general contractors delivered schematic and design documents in March 2020. Required permits have been identified and are in the process of being secured. The Company received a Guaranteed Maximum Price (“GMP”) commitment from its project management consultants and general contractors in the first quarter of 2021. The GMP, along with the design and development work completed, will serve as critical elements in arranging a construction loan to meet the proposed schedule. The strategic plan reflects the $300million in capital spending, a construction loan/equity/public financing to support this spending and any other costs associated with completion and the attractive financial return characteristics of these assets. Construction began in 2020, and it is expected that all material components of Phase II will be complete and operational by 2023.

In Phase II, the critical business strategies are to drive further asset development, increased event programming, new alliance sponsorships, media development and explore additional growth verticals:

●	Further Asset Development: We are planning to develop additional assets in Phase II to attract and entertain guests. We have acquired or entered into agreements to acquire all land needed for Phase II development and are expected to have the design and development planning completed for each component in 2020. See developments that took place during the year related to Phase II, as described in greater detail below. In October 2019, HOF Village, after conducting diligence, acquired the McKinley Grand Hotel in downtown Canton, Ohio to serve as its off-site hotel, which was rebranded a DoubleTree by Hilton. Renovation plans and permitting were completed in November 2019, demolition began in November 2019, renovations began in January 2020, and opened in November 2020. Additional assets will include the Hall of Fame Indoor Waterpark, an on-campus hotel attached to the waterpark, and a retail promenade offering a variety of food and beverage options, as well as other specialized entertainment alternatives. There also will be an office complex targeting medically based tenants expanding the corporate appeal of HOF Village, a Center for Performance to provide a variety of year-round programming options, including the NFL Alumni Academy. A green space area which will be called Play-Action Plaza is expected to provide 3.5 acres for fun, football-themed recreation, events, and formal gatherings. Future destination-themed assets can include live entertainment, gaming, dining, and more all over the country alongside major NFL franchise cities. Construction began in 2020, and all assets are projected to be operational by 2023.

●	Increased Event Programming: HOF Village plans to utilize the Tom Benson Hall of Fame Stadium for an expanded offering of live entertainment and events, including top performers, sporting events and festival programming. Also, given the appeal and popularity of youth sports, additional year-round programming is expected to be available across multiple sports utilizing the national appeal of the Hall of Fame brand. HOF Village has made key strategic hires who will help drive increased Event Programming and Alliance Sponsorships. There are also plans for multiple concerts, multi-day festivals, and on-going business event productions. In partnership with the NFL Alumni Association and regional tourism bureaus, we are targeting the development of ‘Hall of Fame Huddle Programs’ and other youth programs in NFL cities.

●	New Alliance Sponsorships: HOF Village has been successful attracting a strong sponsorship base and will continue to form significant partnerships with leading companies and brands across a range of untapped categories. These partnerships are expected to be in the form of naming rights agreements or additional category-specific sponsorships. HOF Village plans to target a number of industry verticals for additional sponsorship revenue, such as autos, telecom and beverages.

●	Media Development: HOF Village is developing original content from both its event programming and its direct access to millions of pieces of historic Pro Football artifacts located within the PFHOF archive through Hall of Fame Village Media. HOF Village is planning on producing full-length films, shows and other digital content marketing through multiple channels of distribution. Already advanced discussions with media leaders, creative, development and distribution partners have occurred. HOF Village entered into a consulting agreement with a media executive in June 2019. Under the terms of the consulting agreement, the media executive receives a monthly fee and provides assistance with assessing and identifying market opportunities for content development, developing a business plan for HOF Village’s media company, identifying sources of new creative content, and engaging in discussions with distributor channels to identify the types of content they are seeking. The initial term of the consulting agreement was four months, but the consulting agreement is currently being extended on a month-to-month basis and will automatically terminate at the end of any given month unless both parties agree to an extension. In September 2020, we terminated the consulting agreement described above and hired that consultant as the Executive Vice President of Content Development/Distribution. Further, in November 2020, we hired an Executive Vice President of Media Business Development.

●	Hall of Fame Village Gaming: eGaming is expected to be the connective tissue that integrates the rest of the business units across the Company. This encompasses Youth Sports as a way to increase engagement, as well as gaming as a part of offsite asset building and programming, purpose-driven physical destination resort locations, and broadcast/streaming gaming content within media. We entered the high-growth vertical of fantasy sports with the acquisition of a majority stake in The Crown League, the first professional fantasy football league. The league has been rebranded to Hall of Fantasy League and is expected to relaunch in Fall 2021 with geo-based franchises professionally managed with ownership and influence from the public. There is potential for industry expertise to be provided by experienced fantasy analysts, NFL Hall of Famers, and NFL Alumni.

●	Exploring Additional Growth Verticals: HOF Village has begun exploring additional growth verticals as part of Phase II. There also are expected to be opportunities to consider expanding certain destination-based assets in other geographic markets leveraging the popularity of professional football. Sports betting is not legalized in Ohio. We are poised to utilize existing brand partnerships with our newly rebranded Hall of Fantasy League and eGaming, both of which can be designed to accept sports wagering. We are exploring online partnerships to take advantage of sports betting opportunities that can create a revenue stream immediately while awaiting legalization in Ohio. We have hired several additional full-time employees to actively research these and other growth verticals. These Additional Growth Verticals are not included in the current set of financial projections.

About Phase III

With Phase I and Phase II assets providing a solid foundation, growth is expected to continue with the development of Phase III, including a potential mix of residential space, and additional attractions, entertainment, dining, merchandise and more. This next phase of development would potentially be initiated upon substantial completion of Phase II. The financial performance of Phase III is not currently fully reflected in the financial projections contained in this Annual Report on Form 10-K.

Competition

We currently face and will face competition in each of our businesses, as follows:

●	Tom Benson Hall of Fame Stadium, the National Youth Football & Sports Complex and the planned Center for Performance will compete with other facilities and venues across the region and country for hosting concerts, athletic events (including professional sports events, sports camps and tournaments) and other major conventions.

●	Hall of Fame Village Media will compete (i) with other media and content producers to obtain creative and performing talent, sports and other programming content, story properties, advertiser support, distribution channels and market share and (ii) for viewers with other broadcast, cable and satellite services as well as with home entertainment products, new sources of broadband and mobile delivered content and internet usage.

●	The Hall of Fame Indoor Waterpark, the Hall of Fame hotels and the retail promenade, if and when completed, will compete with other theme parks and resorts, such as Cedar Point, located in Sandusky, Ohio, and other theme parks, retail and tourist destinations in Ohio and around the country, and with other forms of entertainment, lodging, tourism and recreation activities.

●	The planned Constellation Center for Excellence will compete for tenants with other suppliers of commercial and/or retail space.

Employees

As of March 9, 2021, we have 30 employees that perform various administrative, finance and accounting, event planning, youth sports programming and corporate management functions for the Company and its subsidiaries.

Properties

We own real property in Canton, Ohio, at the site of the Hall of Fame Village powered by Johnson Controls development, including the Tom Benson Hall of Fame Stadium and our main offices. Certain parcels of real property on which the Hall of Fame Village powered by Johnson Controls is located are owned by the City of Canton and the Canton City School District (Board of Education), and are subject to long-term ground leases and agreements with us for the use and development of such property.

Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Company’s initial public offering, (b) in which we have total annual revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our shares of Common Stock held by non-affiliates did not equal or exceed $250 million as of the prior June 30, or (2) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our shares of Common Stock held by non-affiliates did not equal or exceed $700 million as of the prior June 30.

The COVID-19 Pandemic

During 2020 and continuing into 2021, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted our business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and National Youth Football and Sports Complex, which negatively impacts our ability to sell sponsorships. Also, we opened our newly renovated DoubleTree by Hilton in Canton in November 2020, but the occupancy rate has been negatively impacted by the pandemic. The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

Recent Developments

Proposed Private Placement of Preferred Stock and Warrants to Purchase Common Stock

On January 28, 2021, we executed a binding term sheet with IRG, LLC pursuant to which we agreed to issue and sell to IRG, LLC in a private placement for a purchase price of $15,000,000 (i) shares of a new series of preferred stock, which are convertible into shares of our Common Stock (the “New Private Placement Preferred Stock”), having an aggregate liquidation preference of $15,000,000, and (ii) a number of warrants, convertible into shares of our Common Stock at an exercise price of $6.90 per share (the “New Private Placement Warrants”), equal to 50% of the liquidation preference of the preferred stock to be sold divided by the closing price of the Common Stock on a specified date (the “New Private Placement”). The New Private Placement is expected to close in the first quarter of 2021. If we consummate the New Private Placement, we intend to deposit the net proceeds as necessary into the Proceeds Account (as defined herein), and use the net proceeds for general corporate purposes. We cannot give any assurance that the New Private Placement will be completed on the terms described herein, on a timely basis or at all.

Termination of Sponsorship Agreement with Aultman Health Foundation

On January 12, 2021, the Company notified Aultman Health Foundation (“Aultman”) that the Company terminated as to itself, effective as of January 26, 2021, the Sponsorship Agreement, dated December 6, 2016, among Aultman, PFHOF, and HOF Village (subsequently assigned to Newco).

Purchase of Real Property from PFHOF

On February 3, 2021, the Company purchased for $1.75 million certain parcels of real property from PFHOF located at the site of the Hall of Fame Village powered by Johnson Controls. In connection with the purchase, the Company granted certain easements to PFHOF to ensure accessibility to the PFHOF museum.

February Follow-On Public Offering

On February 12, 2021, the Company closed its public offering of 12,244,897 shares of Common Stock at a public offering price of $2.45 per share pursuant to the terms of the underwriting agreement between the Company and Maxim Group LLC, entered into on February 9, 2021 (the “Underwriting Agreement”). On February 18, 2021, the Company closed the sale of an additional 1,836,734 shares of Common Stock at $2.45 per share pursuant to the exercise of the underwriters’ over-allotment option in connection with its public offering that closed on February 12, 2021. Under the terms of the Underwriting Agreement, each of the Company’s executive officers, directors and stockholders of more than 5% of the outstanding Common Stock signed lock-up agreements pursuant to which each agreed, subject to certain exceptions, not to transact in the Common Stock for a period of 90 days following February 12, 2021. Gross proceeds including the over-allotment, before underwriting discounts and commissions and estimated offering expenses, are approximately $34.5 million.

Shared Services Agreement with PFHOF

On March 9, 2021, the Company entered into an additional Shared Services Agreement with PFHOF, which supplements the existing Shared Services Agreement by, among other things, providing for the sharing of costs for activities relating to shared services.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks described below, in addition to other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. If any of these risks and uncertainties actually occur, our business, financial condition and results of operations may be materially adversely affected. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business, financial condition and results of operations.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business and financial performance. These risks are discussed more fully below and include, but are not limited to, the following:

●	We are an early stage company with a minimal track record and limited historical financial information available.

●	Our ability to implement our proposed business strategy may be materially and adversely affected by many known and unknown factors.

●	The success of our business is substantially dependent upon the continued success of the PFHOF brand and our ability to continue to secure favorable contracts with and maintain a good working relationship with PFHOF and its management team.

●	Hall of Fame Resort & Entertainment Company will operate in highly competitive industries and our revenues, profits or market share could be harmed if we are unable to compete effectively.

●	Our planned sports betting, fantasy sports and eSports operations and the growth prospects and marketability of such operations are subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

●	Changes in consumer tastes and preferences for sports and entertainment products, including fantasy sports, sports betting and eSports, or declines in discretionary consumer spending, consumer confidence and general and regional economic conditions could reduce demand for our offerings and products and adversely affect the profitability of our business

●	We are dependent on our management team, and the loss of one or more key employees could harm our business and prevent us from implementing our business plan in a timely manner.

●	The high fixed cost structure of the Company’s operations may result in significantly lower margins if revenues decline.

●	The COVID-19 pandemic could continue to have a material adverse effect on our business.

●	Cyber security risks and the failure to maintain the integrity of internal or guest data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

●	The suspension or termination of, or the failure to obtain, any business or other licenses may have a negative impact on our business.

●	We will have to increase leverage to develop the Company, which could further exacerbate the risks associated with our substantial indebtedness, and we may not be able to generate sufficient cash flow from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

●	Our management determined that our disclosure controls and procedures were not effective as of December 31, 2020.

●	We currently do not intend to pay dividends on our Common Stock. Consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

●	An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Risks Related to Our Business

We are an early stage company with a minimal track record and limited historical financial information available.

HOF Village was formed as a limited liability company on December 16, 2015 by certain affiliates of Industrial Realty Group and a subsidiary of PFHOF, to own and operate the Hall of Fame Village powered by Johnson Controls in Canton, Ohio, as a premiere destination resort and entertainment company leveraging the expansive popularity of professional football and the PFHOF. As a result of the Business Combination, HOF Village became our wholly owned subsidiary. As of the date hereof, we anticipate that the Hall of Fame Village powered by Johnson Controls will have the following major components:

Phase I:

●	Tom Benson Hall of Fame Stadium

●	National Youth Football & Sports Complex

●	Hall of Fame Village Media

Phase II:

●	Hall of Fame Indoor Waterpark (“Hall of Fame Indoor Waterpark”)

●	Two hotels (one on campus and one in downtown Canton about five minutes from campus)

●	Constellation Center for Excellence (Office Building, Retail and Meeting Space)

●	Center for Performance (Field House and Convention Center)

●	Retail promenade

●	Play Action Plaza (Green space for recreation, events and informal gatherings)

●	Hall of Fantasy League (Fantasy Football)

Phase III (Potential):

●	Residential space

●	Additional attractions

●	Entertainment, dining, merchandise and more

While the components in Phase I are substantially complete and the DoubleTree by Hilton Canton Hotel opened in November 2020, to date most components of Phase II and Phase III are still in the planning and construction stage, and have not commenced operations or generated any revenue. The components of the Hall of Fame Village powered by Johnson Controls that have been developed in Phase I have limited operating history and business track record. In addition, our business strategy is broad and may be subject to significant modifications in the future. Our current strategy may not be successful, and if not successful, we may be unable to modify it in a timely and successful manner. A company with this extent of operations still in the planning stage is highly speculative and subject to an unusually high degree of risk.

Because we are in the early stages of executing our business strategy, we cannot provide assurance that, or when, we will be profitable. We will need to make significant investments to develop and operate the Hall of Fame Village powered by Johnson Controls and expect to incur significant expenses in connection with operating components of the Hall of Fame Village powered by Johnson Controls, including costs for entertainment, talent fees, marketing, salaries and maintenance of properties and equipment. We expect to incur significant capital, operational and marketing expenses for a few years in connection with our planned Phase II and III expeansion. Any failure to achieve or sustain profitability may have a material adverse impact on the value of the shares of our Common Stock.

Our ability to implement our proposed business strategy may be materially and adversely affected by many known and unknown factors.

Our business strategy relies upon our future ability to successfully develop and operate the Hall of Fame Village powered by Johnson Controls as well as our other business verticals. Our strategy assumes that we will be able to, among other things: secure sufficient capital to repay our indebtedness; continue to lease or to acquire additional property in Canton, Ohio at attractive prices and develop such property into efficient and profitable operations; and maintain our relationships with key partners, including PFHOF, the general contractors for the Hall of Fame Village powered by Johnson Controls, and various other design firms, technology consultants, managers and operators and vendors that we are relying on for the successful development and operation of the Hall of Fame Village powered by Johnson Controls, as well as to develop new relationships and partnerships with third parties that will be necessary for the success of the Hall of Fame Village powered by Johnson Controls. These assumptions, which are critical to our prospects for success, are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. These uncertainties are particularly heightened by the fact that we have significantly limited historical financial results or data on which financial projections might be based.

Our future ability to execute our business strategy and develop the various components of the Hall of Fame Village powered by Johnson Controls is uncertain, and it can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our proposed business. Any one or more of the following factors, or other factors which may be beyond our control, may have a material adverse effect on our ability to implement our proposed strategy:

●	the impact of the pandemic involving the novel strain of coronavirus, COVID-19, governmental reactions thereto, and economic conditions resulting from such governmental reactions to the pandemic on our business strategy, operations, financial results, as well as on our future ability to access debt or equity financing;

●	inability to complete development and construction on schedule, on budget or otherwise in a timely and cost-effective manner;

●	issues impacting the brands of the PFHOF or the NFL Alumni Association or the NFL;

●	inability to secure and maintain relationships and sponsorships with key partners, or a failure by key partners to fulfill their obligations;

●	failure to manage rapidly expanding operations in the projected time frame;

●	our or our partners’ ability to provide innovative entertainment that competes favorably against other entertainment parks and similar enterprises on the basis of price, quality, design, appeal, reliability and performance;

●	increases in operating costs, including capital improvements, insurance premiums, general taxes, real estate taxes and utilities, affecting our profit margins;

●	general economic, political and business conditions in the United States and, in particular, in the Midwest and the geographic area around Canton, Ohio;

●	inflation, appreciation of the real estate and fluctuations in interest rates; or

●	existing and future governmental laws and regulations, including changes in our ability to use or receive Tourism Development District (“TDD”) funds, tax-increment financing (“TIF”) funds or other state and local grants and tax credits (including Ohio Film Tax Credits).

We are relying on various forms of public financing and public debt to finance the Company.

We currently expect to obtain a portion of the capital required for the development and operations of the Hall of Fame Village powered by Johnson Controls from various forms of public financing and public debt, including TDD funds, TIF funds, state and local grants and tax credits, which depend, in part, on factors outside of our control. The concept of a TDD was created under state law specifically for Canton, Ohio and the Hall of Fame Village powered by Johnson Controls. Canton City Council was permitted to designate up to 600 acres as a TDD and to approve the collection of additional taxes within that acreage to be used to foster tourism development. Canton City Council passed legislation allowing the collection of a 5% admissions tax and an additional 2% gross receipts tax and agreed to give the revenue from its 3% municipal lodging tax collected at any hotels built in the TDD to the Hall of Fame Village powered by Johnson Controls for 30 years. Our ability to obtain funds from TDD depends on, among other things, ticket sales (including parking lots, garages, stadiums, auditoriums, museums, athletic parks, swimming pools and theaters), wholesale, retail and some food sales within the TDD and revenues from our hotels within the TDD. For TIF funds, the amount of property tax that a specific district generates is set at a base amount and as property values increase, property tax growth above that base amount, net of property taxes retained by the school districts, can be used to fund redevelopment projects within the district. Our ability to obtain TIF funds is dependent on the value of developed property in the specific district, the collection of general property taxes from property owners in the specific district, the time it takes the tax assessor to update the tax rolls and market interest rates at the time the tax increment bonds are issued.

If we are unable to realize the expected benefits from these various forms of public financing and public debt, we may need to obtain alternative financing through other means, including private transactions. If we are required to obtain alternative financing, such alternative financing may not be available at all or may not be available in a timely manner or on terms substantially similar or as favorable to public financing and public debt, which could significantly affect our ability to develop the Hall of Fame Village powered by Johnson Controls, increase our cost of capital and have a material adverse effect on our results of operations, cash flows and financial position.

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

We must retain our key management personnel.

We aim to recruit the most qualified candidates, and strive for a diverse and well-balanced workforce. We reward and support employees through competitive pay, benefits, and perquisite programs that allow employees to thrive. If we are unable to retain the key management personnel at our Company, the underlying business could suffer.

The success of our business is substantially dependent upon the continued success of the PFHOF brand and museum experience and our ability to continue to secure favorable contracts with and maintain a good working relationship with PFHOF and its management team.

The success of our business is substantially dependent upon the continued success of the PFHOF brand and our ability to continue to secure favorable contracts with and maintain a good working relationship with PFHOF and its management team. PFHOF’s support and cooperation – through agreements, alliances, opportunities and otherwise – is of critical importance to our long-term success.

PFHOF is a 501(c)(3) not-for-profit organization that owns and operates the Pro Football Hall of Fame in Canton, Ohio. We are geographically located adjacent to PFHOF, and the local community and broader public generally view the Company and PFHOF as closely-connected affiliates. While PFHOF currently beneficially owns approximately 8% of the Company’s outstanding Common Stock, the Company is neither a subsidiary of nor controlled by PFHOF. PFHOF is a party to the Director Nominating Agreement, which among other things provides PFHOF with the right to designate one individual to be appointed or nominated for election to the Company’s board of directors, subject to certain conditions. Our director, Ed Roth, was designated by PFHOF pursuant to the Director Nominating Agreement.

We have entered into several agreements with PFHOF that are of significance to our business, including: (i) a First Amended and Restated License Agreement, dated September 16, 2019 (the “License Agreement”), (ii) an Amended and Restated Media License Agreement, dated July 1, 2020 (the “Media License Agreement”), and (iii) Shared Services Agreements, dated June 30, 2020 and March 9, 2021 (the “Shared Services Agreements”). These agreements address topics that include, but are not limited to, the following:

●	License to use PFHOF marks. Under the License Agreement, PFHOF grants to our Company a non-transferable, non-exclusive right and license to use PFHOF marks in conjunction with the Hall of Fame Village complex (the “Village”), Legends Landing, any theme park, water park, theater, sports arena, sports facility, hotel, sports bar, general or specific location-based entertainment, youth sports programs (excluding certain NFL-sponsored youth sports programs) (“Exclusive Fields of Use”). The license is exclusive for the Exclusive Fields of Use only within the municipal boundary of the City of Canton, Ohio. Under the License Agreement, PFHOF agreed that it will not grant any third party a license to use PFHOF marks outside of Canton, Ohio, in connection with the themed entertainment industry without giving us a right of first refusal to accept such third-party offer. In addition, the License Agreement provides that, subject to certain exceptions, all communications with the National Football League (the “NFL”), its 32 member clubs and its Hall of Famers must be made exclusively through PFHOF rather than from the Company. Many of the Company’s events involve the participation of the NFL’s Hall of Famers. The Company therefore must rely on PFHOF’s cooperation and support to a significant extent in coordinating events and other activities involving any of these parties.

●	Sponsorships. The License Agreement provides that PFHOF and our Company have the right to jointly seek sponsorships from third parties in conjunction with the Village and to sublicense PFHOF marks to such sponsors. The License Agreement provides that PFHOF and our Company have the right to enter into exclusive sponsorships for their individually owned and operated assets. The License Agreement provides that our Company and PFHOF will use their best efforts to coordinate the marketing, sales and activation of sponsorships so as to maximize the revenue of both organizations and minimize any potential negative impact to either organization. We and PFHOF are both parties to sponsorship agreements that are important to our business, such as the Naming Rights Agreement and the Constellation Sponsorship Agreement. We also rely on a collaborative approach with PFHOF to pursue other joint sponsorship agreements with third parties. Our success in obtaining those sponsorship agreements is highly dependent on the maintenance of a good working relationship with PFHOF and its management team. In addition, once these sponsorships are obtained, the Company must rely on PFHOF’s cooperation in performing the obligations relating to PFHOF required by the sponsorship agreements. See “Risk Factors – Risk Related to Our Business – We rely on sponsorship contracts to generate revenues.”

●	Use of PFHOF media assets. The Media License Agreement provides for the sharing of media-related opportunities between PFHOF and our Company and sets forth the terms under which PFHOF enables our Company to exploit existing PFHOF works and create new works. Our ability to successfully monetize PFHOF assets (e.g., photographs, videos, memorabilia and other historically significant football-related assets) under the Media License Agreement depends upon PFHOF’s providing access to such media assets as contemplated by the terms of the Media License Agreement.

●	Shared Services. Under the Shared Services Agreements, our Company and PFHOF agree to act in good faith to coordinate with each other on certain services, including, without limitation, community relations, government relations, marketing and public relations, new business development, sponsorship activities and youth programming. Our success in these endeavors depends to a significant extent on PFHOF’s cooperation in coordinating these services and events.

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

The success of our business depends on our ability to consistently provide, maintain and expand attractions and events as well as create and distribute media programming, virtual experiences and consumer products that meet changing consumer preferences. Consumers who are fans of professional football will likely constitute a substantial majority of the attendance to Hall of Fame Village powered by Johnson Controls, and our success depends in part on the continued popularity of professional football and on our ability to successfully predict and adapt to tastes and preferences of this consumer group. If our sports and entertainment offerings and products do not achieve sufficient consumer acceptance or if consumer preferences change or consumers are drawn to other spectator sports and entertainment options, our business, financial condition or results of operations could be materially adversely affected. In the past, we have hosted major professional football events, as well as other musical and live entertainment events, and we can provide no assurance that we will be able to continue to host such events.

Incidents or adverse publicity concerning the Company, PFHOF, the NFL or the NFL Alumni Association could harm our reputation as well as negatively impact our revenues and profitability.

Our reputation is an important factor in the success of our business. Our ability to attract and retain consumers depends, in part, upon the external perceptions of our Company, the brands we are associated with, the quality of Hall of Fame Village powered by Johnson Controls and its services and our corporate and management integrity. If market recognition or the perception of the Company diminishes, there may be a material adverse effect on our revenues, profits and cash flow. In addition, the operations of Hall of Fame Village powered by Johnson Controls, particularly the Hall of Fame Indoor Waterpark, involve the risk of accidents, illnesses, environmental incidents and other incidents which may negatively affect the perception of guest and employee safety, health, security and guest satisfaction and which could negatively impact our reputation, reduce attendance at our facilities and negatively impact our business and results of operations.

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

The Constellation Sponsorship Agreement is scheduled to expire on December 31, 2029, but provides termination rights both to (a) HOF Village and PFHOF and (b) Constellation, which may be exercised if a party would suffer material damage to its reputation by association with the other party or if there is an event of default. An event of default under the Constellation Sponsorship Agreement includes a party’s failure to perform its material obligations (which includes our failure to reach certain specified milestones in the construction of the Constellation Center for Excellence) for 60 days after receiving written notice from the other party and failure to cure such default; a party’s becoming insolvent or filing a voluntary petition in bankruptcy; a party’s being adjudged bankrupt; an involuntary petition under any bankruptcy or insolvency law being filed against a party; a party’s sale, assignment or transfer of all or substantially all of its assets (other than to an affiliate in the case of HOF Village or PFHOF). Additionally, Constellation has a right to terminate the Constellation Sponsorship Agreement effective as of December 31, 2023 for failure to recover its investment in the form of new business, if it provides written notice on or prior to December 1, 2022.

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

Hall of Fame Village powered by Johnson Controls is located in Canton, Ohio. The concentration of our operations in this market exposes us to greater risks than if our operations were more geographically diverse. As a result, negative developments in the local economic conditions in the Midwest region, particularly those impacting travel, hotel or other real estate operations, could reduce guest attendance, negatively impact consumer spending, increase tenant defaults and otherwise have a material adverse effect on our profitability.

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

The Company will operate in highly competitive industries and our revenues, profits or market share could be harmed if we are unable to compete effectively.

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

●

The indoor waterpark, the Hilton hotels, and the retail promenade, if and when completed, will compete for guests with other theme parks, waterparks, and resorts, such as Cedar Point, located in Sandusky, Ohio, and other theme parks, retail and tourist destinations in Ohio and around the country, and with other forms of entertainment, lodging, tourism and recreation activities;

●	The planned Constellation Center for Excellence will compete for tenants with other suppliers of commercial and/or retail space; and

●

The planned Hall of Fantasy League fantasy football league will face competition from existing fantasy football leagues as well as other forms of virtual entertainment and fan interactions during the professional football season.

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

We or our affiliates may from time to time be subject to claims by third parties and may be plaintiffs or defendants in civil proceedings. There can be no assurance that claims will not be brought in the future if we cannot generate the revenue that we forecast or raise sufficient capital to pay contractors in connection with constructing other components of the project. The expense of prosecuting claims, for which there is no guarantee of success, and/or the expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments, would generally be borne by the Company and could result in the reduction or complete loss of all of the assets of the Company, and investors in our Common Stock could lose all or a part of their investment.

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

We are required to pay state and local real property taxes and assessments on our properties. The real property taxes and assessments on our properties may increase as property or special tax rates increase or if our properties are assessed or reassessed at a higher value by taxing authorities. In addition, if we are obligated to pay new taxes or if there are increases in the property taxes and assessments that we currently pay, our financial condition and results of operations could be adversely affected. We are relying on various forms of public financing and public debt to finance the development and operations of the Company.

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

The maturity date of the Term Loan, which is secured by substantially all of our assets, is December 1, 2021. There can be no assurance that we will be able to repay the obligation upon maturity to avoid a default.

On December 1, 2020 (the “Effective Date”), we entered into a term loan agreement (the “Term Loan Agreement”) among the Company, Newco, and certain of Newco’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Aquarian Credit Funding LLC (“Aquarian”), as lead arranger, administrative agent, collateral agent and representative of the lenders party thereto (the “Lenders”), pursuant to which we borrowed $40.0 million from the Lenders (the “Term Loan”). The term of the Term Loan Agreement is 12 months from the Effective Date (the “Term”). The Term Loan will bear interest at a fixed rate equal to 10.0% per annum, payable monthly in advance on the outstanding amount of the Term Loan during the Term.

On the Effective Date, we used approximately $4.04 million from the Term Loan to prefund an amount equal to the cash interest on the Term Loan for the entire Term into an account controlled by Aquarian. We used approximately $23.3 million from the Term Loan to pay the outstanding balance and fees under our bridge loan, dated March 20, 2018, among the Company, various lenders party thereto and GACP Finance Co., LLC (“Bridge Loan”). The remaining proceeds of the Term Loan, after payment of various fees and expenses, and subject to the Liquidity Covenant (defined below), are available for general corporate purposes.

The Term Loan Agreement contains customary affirmative and negative covenants for this type of loan, including without limitation (i) affirmative covenants, including the maintenance of certain key contracts and content rights, adherence to a detailed cash flow forecast including a hard cost and a soft cost construction budget, and (ii) negative covenants, including restrictions on additional indebtedness, prepayment of other indebtedness, transactions with related parties, additional liens, dividends, investments and advances, sales of assets, capital expenditures, mergers and acquisitions, and standard prohibitions on change of control. Additionally, from the Effective Date until repayment of the Term Loan, we must maintain, in an account controlled by Aquarian (the “Proceeds Account”), cash and cash equivalents equal to at least $7.5 million (the “Liquidity Covenant”). Subject to stated exceptions, we must deposit all funds received by the Borrowers during the Term from any and all sources into the Proceeds Account and must have Aquarian’s prior written approval to withdraw any amounts from the Proceeds Account, pursuant to a budget and schedule agreed upon by the parties. As of December 31, 2020, there was approximately $15 million in the Proceeds Account. We are also required to prepay the outstanding balance of the Term Loan under certain circumstances and the Lenders will have the right to approve certain types of transactions by us during the Term.

We have provided collateral in connection with the Term Loan, including, with certain exceptions: (i) a perfected, first priority security interest in all our real and intangible property, including cash and accounts (to be perfected through account control agreements), contracts, intellectual property, leases, plans and specifications, permits, licenses, approvals, entitlements, and development rights; (ii) a perfected first priority pledge of 100% of the portion of the ownership interests in our subsidiaries; and (iii) a first mortgage, an assignment of leases and rents, and environmental indemnity covering the property owned by the Borrowers (collateral protection to include other customary documentation, including but not limited to deeds in lieu and cognovits, subject to prior exhaustion of all customary notice and cure periods in the event of default, as detailed in the Term Loan documents).

The Term Loan is guaranteed up to $22.3 million (the “Guaranty”) by IRG Master Holding, Inc. (the “Guarantor”), an affiliate of Industrial Realty Group, LLC, a Nevada limited liability company (“IRG”), that is controlled by one of our directors, Stuart Lichter. The Guaranty will terminate upon the occurrence of any of the following events: (i) the payment in full of all obligations under the Term Loan Agreement; (ii) the Guarantor or any of its affiliates purchases $22.3 million of the principal amount of the Term Loan pursuant to a written agreement mutually acceptable to Aquarian, the required Lenders and the Guarantor (whether in the form of a co-lender arrangement or participation); or (iii) the Borrowers deposit in the Proceeds Account net cash proceeds from additional permitted equity issuances and/or permitted indebtedness in an amount equal to or greater than $25 million.

There can be no assurance that we will be able to meet certain construction deadlines under a Letter of Representations, which could cause a cross-default under the Term Loan.

If construction is delayed for any reason and we do not meet certain construction deadlines, we could be in breach of a letter of representations agreement with the Canton City School District and Stark County Port Authority (the “Letter of Representations”). A breach of the Letter of Representations would cause a cross-default under the Term Loan. If we default on our obligations under the Term Loan, Aquarian could accelerate the entire amount of the Term Loan, declare the unpaid balance (plus interest, fees and expenses) immediately due and payable and take other action to enforce the Term Loan, including foreclosure of substantially all of our assets that secure the Term Loan. An affiliate of Industrial Realty Group has guaranteed certain payment obligations under the Term Loan in the event of a default.

In connection with the Term Loan, HOF Village entered into a mortgage granting a security interest in its rights to certain premises that HOF Village leases from the Canton City School District and Stark County Port Authority. The Letter of Representations provides that any lien created by the mortgage or any other security interest granted in such premises in connection with the Term Loan will attach only to HOF Village’s and the other Borrowers’ interest in such premises and would remain subordinate to and not disturb the rights and interests of the City of Canton, Ohio, the Canton City School District, Stark County Port Authority, PFHOF, the State of Ohio, Plain Local School District, the Canton Symphony Orchestra, and persons identified as benefitted parties under any TIF revenue bond declaration. Additionally, the Letter of Representations provides that HOF Village and its relevant affiliates will remain bound to fulfill their respective obligations under the existing ground leases, project leases and certain other agreements with the Canton City School District and Stark County Port Authority and that HOF Village will cause certain payments to be made to Canton City School District and Stark County Port Authority.

If we do not receive sufficient capital to substantially repay our indebtedness, our indebtedness may have a material adverse effect on our business, our financial condition and results of operations and our ability to secure additional financing in the future, and we may not be able to raise sufficient funds to repay our indebtedness.

As of December 31, 2020, the Company’s capital structure includes debt and debt-like obligations consisting of the following gross principal amounts:

●	approximately $9.7 million of net indebtedness to Development Finance Authority of Summit County, Ohio, representing tax-increment financing proceeds;

●	approximately $1.8 million of indebtedness outstanding pursuant to a loan and security agreement by and among JCIHOFV Financing, LLC (a wholly-owned subsidiary of the Company), HOF Village, PFHOF, other lenders and Wilmington Trust, National Association, as agent, collateralized by the Naming Rights Agreement;

●	approximately $1.8 million of indebtedness related to the Naming Rights Securitization

●	approximately $3.0 million drawn on a loan facility of up to $3.0 million with New Market Project, Inc., the proceeds of which are to be used for the development of the McKinley Grand Hotel;

●	approximately $3.5 million drawn on a loan facility of up to $3.5 million with the City of Canton, Ohio;

●	approximately $9.9 million in financing from Constellation through its Efficiency Made Easy (“EME”) program;

●	approximately $0.4 million of indebtedness outstanding representing a federal paycheck protection program loan to HOF Village;

●	approximately $7.0 million of indebtedness outstanding pursuant to a promissory note, by HOF Village in favor of JKP Financial, LLC;

●	approximately $15.3 million of net indebtedness outstanding pursuant to a construction loan agreement with Erie Bank, the proceeds of which are to be used for the development of the McKinley Grand Hotel; and

●	approximately $21.8 million of net indebtedness representing Convertible PIPE Notes with Magnetar Financial, LLC

●	approximately $2.7 million of net indebtedness representing a cooperating agreement with DFA Summit, the City of Canton, Ohio, the Canton Regional Special Improvement District, Inc. and the U.S. Bank National Association for the construction of the Series 2020C Project.

●	approximately $40.0 million of net indebtedness outstanding pursuant to a promissory note in favor of Aquarian Credit Funding, LLC

If we do not have sufficient funds to repay our debt at maturity, our indebtedness could subject us to many risks that, if realized, would adversely affect us, including the following:

●	our cash flows from operations would be insufficient to make required payments of principal of and interest on the debt, and a failure to pay would likely result in acceleration of such debt and could result in cross accelerations or cross defaults on other debt;

●	our debt may increase our vulnerability to adverse economic and industry conditions;

●	to the extent that we generate and use any cash flow from operations to make payments on our debt, it will reduce our funds available for operations, development, capital expenditures and future investment opportunities or other purposes;

●	debt covenants limit our ability to borrow additional amounts, including for working capital, capital expenditures, debt service requirements, executing our development plan and other purposes;

●	restrictive debt covenants may limit our flexibility in operating our business, including limitations on our ability to make certain investments; incur additional indebtedness; create certain liens; incur obligations that restrict the ability of our subsidiaries to make payments to us; consolidate, merge or transfer all or substantially all of our assets; or enter into transactions with affiliates;

●	to the extent that our indebtedness bears interest at a variable rate, we are exposed to the risk of increased interest rates;

●	debt covenants may limit our subsidiaries’ ability to make distributions to us;

●	causing an event of default under the Term Loan if it is not repaid in full at maturity; and

●	if any debt is refinanced, the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

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

While our strategy assumes that we will receive sufficient capital to have sufficient working capital, we currently do not have available cash and cash flows from operations to provide us with adequate liquidity for the near-term or foreseeable future. Our current projected liabilities exceed our current cash projections and we have very limited cash flow from current operations. We therefore will require additional capital and/or cash flow from future operations to fund the Company, our debt service obligations and our ongoing business. There is no assurance that we will be able to raise sufficient additional capital or generate sufficient future cash flow from our future operations to fund the Hall of Fame Village powered by Johnson Controls, our debt service obligations or our ongoing business. If the amount of capital we are able to raise, together with any income from future operations, is not sufficient to satisfy our liquidity and capital needs, including funding our current debt obligations, we may be required to abandon or alter our plans for the Company. As discussed in greater detail above, there can be no assurance that we will be able to repay the Term Loan obligation upon maturity or otherwise avoid a default. The Company may also have to raise additional capital through the equity market, which could result in substantial dilution to existing stockholders.

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

While we used proceeds from the Business Combination and subsequent capital raises to pay down certain outstanding debt, we will have to take on substantially more debt to complete the construction of the Hall of Fame Village powered by Johnson Controls. We may incur additional indebtedness from time to time in the future to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If and when we incur additional indebtedness, the risks related to our indebtedness could intensify.

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

If our cash flows, cash on hand and other capital resources are insufficient to fund our debt service obligations, we could face continued and future liquidity concerns and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Term Loan restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise indebtedness or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

In addition, pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to develop, evaluate and provide a management report of our systems of internal control over financial reporting. During the course of the evaluation of our internal control over financial reporting, we have identified and could identify areas requiring improvement and could be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

If we fail to comply with the requirements of Section 404 on a timely basis this could result in the loss of investor confidence in the reliability of our financial statements, which in turn could, negatively impact the trading price of our stock, and adversely affect investors’ confidence in the Company and our ability to access capital markets for financing.

Our management determined that our disclosure controls and procedures were not effective as of December 31, 2020.

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of December 31, 2020 due to material weaknesses in our internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weaknesses described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control over financial reporting had the following material weaknesses:

●	Primarily due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

●	Our processes lacked timely and complete reviews and analysis of information used to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America.

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

The requirements of being a public company may strain our resources and distract management.

We expect to incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. These applicable rules and regulations are expected to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly than those for privately owned companies that are not registrants with the SEC. Compliance with these rules and regulations may divert management’s attention from other business concerns.

The COVID-19 pandemic has had, and is expected to continue to have, a material adverse effect on our business.

During 2020 and continuing into 2021, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted our business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and our National Youth Football and Sports Complex, which negatively impacts our ability to generate revenue. Also, we opened our newly renovated DoubleTree by Hilton in Canton in November 2020, but the occupancy rate has been negatively impacted by the pandemic. The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward.

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

Risk Related to Our Common Stock

We currently do not intend to pay dividends on our Common Stock. Consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our Common Stock.

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

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause our stockholders to lose some or all of their investment.

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

The price of our securities may fluctuate significantly due to the market’s continued reaction to the Business Combination and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. Our stockholders may be unable to sell their securities unless a market can be established or sustained.

In addition, the price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to our general business condition, the release of our financial reports and general economic conditions and forecasts. Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future. Any of these factors could have a material adverse effect on our stockholders’ investment in our securities, and our securities may trade at prices significantly below the price they paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. If only a limited number of securities or industry analysts commence coverage of our Company, the trading price for our securities would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our securities could decrease, which might cause our stock price and trading volume to decline.

Our executive officers and directors, and their affiliated entities, along with our six other largest stockholders, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors, together with entities affiliated with such individuals, along with our six other largest stockholders, will beneficially own approximately 49% of our Common Stock. Accordingly, these stockholders are able to control the election of a majority of our directors and the determination of all corporate actions. This concentration of ownership could delay or prevent a change in control of the Company.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Company’s initial public offering, (b) in which we have total annual revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our shares of Class A common stock held by non-affiliates did not equal or exceed $250 million as of the prior June 30, or (2) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our shares of Class A common stock held by non-affiliates did not equal or exceed $700 million as of the prior June 30.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns real property in Canton, Ohio, at the site of the Hall of Fame Village powered by Johnson Controls development, including the Tom Benson Hall of Fame Stadium and the Company’s principal corporate office. Certain parcels of real property on which the Hall of Fame Village powered by Johnson Controls is located are owned by the City of Canton and the Canton City School District (Board of Education), and are subject to long-term ground leases and agreements with the Company for the use and development of such property.

On February 3, 2021, the Company purchased for $1.75 million certain parcels of real property from PFHOF located at the site of the Hall of Fame Village powered by Johnson Controls. In connection with the purchase, the Company granted certain easements to PFHOF to ensure accessibility to the PFHOF museum.

Item 3. Legal Proceedings

Information with respect to certain legal proceedings is set forth in Note 8, “Contingencies,” to the Company’s Consolidated Financial Statements and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer’s Purchases Of Equity Securities

Market Information

Our Common Stock is traded on The NASDAQ Capital Markets under the symbol “HOFV”.

Holders

On March 9, 2021, the Company had 112 holders of record of our Common Stock.

Dividends

The Company has never declared or paid cash dividends on its Common Stock and has no intention to do so in the foreseeable future.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Phase I of the Hall of Fame Village powered by Johnson Controls is operational, consisting of the Tom Benson Hall of Fame Stadium, the National Youth Football & Sports Complex, and HOF Village Media Group, LLC (“Hall of Fame Village Media”). In 2016, HOF Village completed the Tom Benson Hall of Fame Stadium, a sports and entertainment venue with a seating capacity of approximately 23,000. The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the NFL Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. In 2016, HOF Village opened the National Youth Football & Sports Complex, which will consist of eight full-sized, multi-use regulation football fields, five of which have been completed in Phase I. The facility hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. In 2017, HOF Village formed a sports and entertainment media company, Hall of Fame Village Media, leveraging the sport of professional football to produce exclusive programming by licensing the extensive content controlled by the PFHOF as well as new programming assets developed from live events such as youth tournaments, business meetings, weddings, festivals, camps, sporting events, and more held at the National Youth Football & Sports Complex and the Tom Benson Hall of Fame Stadium (once the Tom Benson Hall of Fame Stadium is complete).

We are developing new hospitality, attraction and corporate assets surrounding the Pro Football Hall of Fame Museum as part of a Phase II development plan. Plans for future components of the Hall of Fame Village powered by Johnson Controls include two hotels (one on campus and one in downtown Canton about five minutes from campus that was opened in November 2020), the Hall of Fame Indoor Waterpark, the Constellation Center for Excellence (an office building including retail and meeting space), the Center for Performance (a convention center/field house), and the Hall of Fame Retail Promenade. We are pursuing a differentiation strategy across three pillars, including Destination-Based Assets, Hall of Fame Village Media, and Gaming (including the Fantasy Football League we acquired a majority stake in). Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

Business Combination

On July 1, 2020, we (formerly known as GPAQ Acquisition Holdings, Inc.) consummated the previously announced business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among the Company, Gordon Pointe Acquisition Corp., a Delaware corporation (“GPAQ”), GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to in this Annual Report on Form 10-K as the “Business Combination.”

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

In connection with the consummation of the Business Combination and pursuant to the Merger Agreement, (a) each issued and outstanding unit of GPAQ, if not already detached, was detached and each holder of such a unit was deemed to hold one share of GPAQ Class A common stock and one GPAQ warrant (“GPAQ Warrant”), (b) each issued and outstanding share of GPAQ Class A common stock (excluding any shares held by a GPAQ stockholder that elected to have its shares redeemed pursuant to GPAQ’s organizational documents) was converted automatically into the right to receive 1.421333 shares of our Common Stock, following which all shares of GPAQ Class A common stock ceased to be outstanding and were automatically canceled and cease to exist; (c) each issued and outstanding share of GPAQ Class F common stock was converted automatically into the right to receive one share of Common Stock, following which all shares of GPAQ Class F common stock ceased to be outstanding and were automatically canceled and cease to exist; (d) each issued and outstanding GPAQ Warrant (including GPAQ private placement warrants) was automatically converted into one Warrant (which we refer to in this Form 10-K as a “Series A Warrant”) to purchase 1.421333 shares of Common Stock per warrant, following which all GPAQ Warrants ceased to be outstanding and were automatically canceled and retired and cease to exist; and (e) each issued and outstanding membership interest in Newco converted automatically into the right to receive a pro rata portion of the Company Merger Consideration (as defined in the Merger Agreement), which was payable in shares of Common Stock. Our Common Stock is traded on Nasdaq under the symbol “HOFV” and our Series A Warrantes are traded on Nasdaq under the symbol “HOFVW”.

The rights of holders of our Common Stock and Series A Warrants are governed by our amended and restated certificate of incorporation (the “Certificate of Incorporation”), our amended and restated bylaws (the “Bylaws’) and the Delaware General Corporation Law (the “DGCL”), and in the case of our Series A Warrants, the Warrant Agreement, dated January 24, 2018, between GPAQ and the Continental Stock Transfer & Trust Company (the “Series A Warrant Agreement”).

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

The Company also entered into agreements with the NFL Alumni Association earlier in 2020. The Company also took a 60% ownership stake in Hall of Fantasy League earlier in 2020. The Company expects to recognize revenue from the NFL Alumni Association, Youth Sports, DoubleTree Hotel and the Hall of Fantasy League in 2021.

Operating Expenses

The Company’s operating expenses include property operating expenses, depreciation expense and other operating expenses. These expenses have increased in connection with putting the Company’s first phase into operation and the Company expects these expenses to continue to increase with the Company’s growth.

The Company’s property operating expenses include the costs associated with running its operational entertainment and destination assets such as the Tom Benson Hall of Fame Stadium and the National Youth Football & Sports Complex. As more of the Company’s Phase II assets become operational and additional events for top performers and sporting events are held, the Company expects these expenses to continue to increase with the Company’s development.

Other operating expenses include items such as management fees, commission expense and professional fees. The Company expects these expenses to continue to increase with the Company’s growth.

The Company’s depreciation expense includes the related costs to owning and operating significant property and entertainment assets. These expenses have grown as the Company completed Phase I development and the assets associated with Phase I became operational. The Company expects these expenses to continue to grow as Phases II and III assets are developed and become operational.

Results of Operations

The following table sets forth information comparing the components of net loss for the years ended December 31, 2020 and the comparable period in 2019:

	For the Year Ended December 31,
	2020	2019
Revenues
Sponsorships, net of activation costs	$6,424,201	$6,720,298
Rents and cost recoveries	474,020	1,064,569
Event revenues	38,750	76,464
Hotel revenues	162,183	-
Total revenues	$7,099,154	$7,861,331

Operating expenses
Property operating expenses	25,701,821	16,707,537
Hotel operating expenses	419,595	-
Commission expense	1,671,964	1,003,226
Depreciation expense	11,085,230	10,915,839
Loss on abandonment of project development costs	-	12,194,783
Total operating expenses	$38,878,610	$40,821,385

Loss from operations	(31,779,456)	(32,960,054)

Other expense
Interest expense	(5,718,473)	(9,416,099)
Amortization of discount on note payable	(10,570,974)	(13,274,793)
Loss on extinguishment of debt	(4,282,220)	-
Loss in joint venture	-	(252,934)
Business combination costs	(19,137,165)	-
Total other expense	$(39,708,832)	$(22,943,826)

Net loss	$(71,488,288)	$(55,903,880)

Non-controlling interest	(196,506)	-

Net loss attributable to HOFRE stockholders	$(71,291,782)	$(55,903,880)

Net loss per share – basic and diluted	$(2.68)	$(10.28)

Weighted average shares outstanding, basic and diluted	26,644,449	5,436,000

Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

Sponsorship Revenues

The Company’s sponsorship revenues for the year ended December 31, 2020 decreased by $296,097, or 4.41%, to $6,424,201 as compared to $6,720,298 for the year ended December 31, 2019. This change was primarily driven by the recognition of deferred revenue for the sponsorship agreements in place at June 30, 2019 as well as the impact of revisions to two sponsorship agreements effective in the third quarter of 2020.

Rents and cost recoveries

The Company’s revenue from rents and cost recoveries for the year ended December 31, 2020 decreased to $474,020 from $1,064,569 for the year ended December 31, 2019, for a decrease of $590,549, or 55.47%. This change was primarily driven by the cancellation of many youth sports events and the Pro Football Hall of Fame 2020 Enshrinement Festival due to the COVID-19 pandemic.

Event Revenues

The Company’s event revenue for the year ended December 31, 2020 was $38,750 compared to $76,464 from the year ended December 31, 2019, for a decrease of $37,714, or 49.32%. This was primarily driven by the cancellation of private events that were to be held in the stadium during the COVID-19 pandemic. During 2020, we canceled 50 events due to COVID-19.

Hotel Revenues

The Company’s hotel revenue for the year ended December 31, 2020 was $162,183 compared to $0 from the year ended December 31, 2019. This was driven by the opening of the DoubleTree Hotel in November 2020.

Property Operating Expenses

The Company’s property operating expense was $25,701,821 for the year ended December 31, 2020 as compared to $16,707,537 for the year ended December 31, 2019, for an increase of $8,994,284, or 53.83%. This increase was driven by the Company’s recording of $2,305,586 in stock-based compensation for restricted stock issued to select HOFRE leadership, increased headcount year over year resulting in additional payroll and related expenses of $4,208,029, additional insurance premiums of $1,102,810 and higher consulting fees of $952,887 for the year ended December 31, 2020.

Hotel Operating Expenses

The Company’s hotel operating expense was $419,595 for the year ended December 31, 2020 as compared to $0 for the year ended December 31, 2019. This increase was driven by the Company incurring operating expenses related to the DoubleTree Hotel being placed in service during the fourth quarter of 2020.

Commission Expense

The Company’s commission expense was $1,671,964 for the year ended December 31, 2020, as compared to $1,003,226 for the year ended December 31, 2019, for an increase of $668,738, or 66.66%. The increase in commission expense is primarily the result of final prior year commissions fees paid per the agreements in place.

Depreciation Expense

The Company’s depreciation expense was $11,085,230 for the year ended December 31, 2020 as compared to $10,915,839 for the year ended December 31, 2019, for an increase of $169,391, or 1.55%. The increase in depreciation expense is primarily the result of additional depreciation expense incurred due to the DoubleTree Hotel being placed in service in the fourth quarter as well as renovations completed at the Company’s temporary office location earlier in the year.

Loss on Abandonment of Project Development Costs

The Company’s loss on abandonment of project development costs was $0 for the year ended December 31, 2020 as compared to $12,194,783 for the year ended December 31, 2019. The loss on abandonment of project development costs relates to costs previously capitalized but subsequently abandoned during 2019.

Interest Expense

The Company’s total interest expense was $5,718,473 for the year ended December 31, 2020, as compared to $9,416,099 for the year ended December 31, 2019, for a decrease of $3,697,626, or 39.27%. The decrease in total interest expense is primarily due to extinguishment of select debt instruments at the close of the Business Combination and the cancellation of a note we owed IRG in exchange for issuance of Common Stock and warrants in December, as well as changes in interest rates and certain interest expense due to affiliate that was waived under a revised agreement at June 30, 2020.

Amortization of Debt Discount

The Company’s total amortization of debt discount was $10,570,974 for the year ended December 31, 2020, as compared to $13,274,793 for the year ended December 31, 2019, for a decrease of $2,703,819, or 20.37%. The decrease in total amortization of debt discount is primarily due to the conversion of the Company’s various outstanding notes payable throughout the second half of 2020.

Loss on Extinguishment of Debt

The Company’s loss on extinguishment of debt was $4,282,220 for the year ended December 31, 2020, as compared to $0 for the year ended December 31, 2019. The increase in loss on extinguishment of debt is primarily due to IRG November Note conversion resulting in a $3,404,244 loss on extinguishment of debt along with various other notes payable converting into equity upon the consummation of the Business Combination.

Loss in Joint Venture

The Company’s loss in joint venture was $0 for the year ended December 31, 2020, as compared to $252,934 for the year ended December 31, 2019. The loss in joint venture is primarily due to the Company’s investment in Youth Sports that was changed from the equity method of accounting.

Business Combination Costs

The Company’s Business Combination costs were $19,137,165 for the year ended December 31, 2020, as compared to $0 for the year ended December 31, 2019. The Business Combination costs consisted of $6,233,473 in closing costs incurred for the Business Combination, $10,789,840 for shares issued to a related party, $2,218,187 related to our CEO’s restricted stock award in which one-third vested on July 2, 2020 in conjunction with the closing of the Business Combination, a $200,000 cash bonus to our CEO, and other legal and professional fees incurred in the Business Combination.

Liquidity and Capital Resources

The Company has sustained recurring losses and negative cash flows from operations through December 31, 2020. In addition, the Company has significant debt obligations maturing in the twelve-month period subsequent to the date these consolidated financial statements are issued. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of December 31, 2020, the Company had approximately $7 million of unrestricted cash and $33 million of restricted cash, respectively.

On January 28, 2021, the Company executed a binding term sheet with IRG pursuant to which the Company agreed to issue and sell to IRG in a private placement of preferred stock and warrants to purchase common stock for a purchase price of $15 million. In addition, during February 2020, the Company received approximately $34.5 million from the issuance of shares of its common stock, net of offering costs, in an underwritten public offering. See Note 14 to the consolidated financial statements herein. The Company will deposit up to $25 million of the net proceeds from the private placement and the underwritten public offering in the Proceeds Account required under the Term Loan. The Company must have the lender’s prior written approval to withdraw any amounts from the Proceeds Account, pursuant to a budget and schedule agreed upon by HOFV and the lender.

The Company believes that, as a result of these transactions, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. Notwithstanding, the Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Cash Flows

Since inception, the Company has primarily used its available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Year Ended December 31,
	2020	2019
Cash (used in) provided by:
Operating Activities	$(18,365,271)	$933,018
Investing Activities	(17,579,550)	(16,723,883)
Financing Activities	67,383,690	15,987,507
Net increase (decrease) in cash and restricted	$31,438,869	$196,642

Cash Flows for the Years Ended December 31, 2020 and 2019

Operating Activities

Net cash used in operating activities was $18,365,271 during the year ended December 31, 2020, which consisted primarily of a net loss of $71,488,288, offset by non-cash depreciation expense of $11,085,230, amortization of note discounts of $10,570,974, payment-in-kind interest rolled into debt of $4,066,691, an increase in loss on extinguishment of $4,282,220, an increase in stock-based compensation expense of $4,523,773, a decrease in prepaid expenses and other assets of $4,627,992, an increase in accounts payable and accrued expenses of $28,334,412, a decrease in due to affiliates of $9,644,241, and an increase in other liabilities of $4,721,670.

Net cash provided by operating activities was $933,018 during the year ended December 31, 2019, which consisted primarily of a net loss of $55,903,880, offset by non-cash depreciation expense of $10,915,839, amortization of note discounts of $13,274,793, bad debt expense of $788,689, an increase on loss on abandonment of project development costs of $12,194,783, prepaid rent of $2,644,397, interest paid in kind of $5,722,638, an increase in accounts receivable of $360,677, an increase in prepaid expenses and other assets of $1,012,568, an increase in accounts payable and accrued expenses of $3,650,041, an increase in due to affiliates of $9,459,293, and an increase in other liabilities of $1,849,398.

Investing Activities

Net cash used in investing activities was $17,579,550 during the year ended December 31, 2020, and consisted of $48,614,331 of cash used for project development costs and $31,034,781 of proceeds from the Business Combination. During the year ended December 31, 2019, net cash used in investing activities was $16,723,883, which consisted solely of cash used for project development costs.

Financing Activities

Net cash provided by financing activities was $67,383,690 during the year ended December 31, 2020, which consisted primarily of $106,976,651 in proceeds from notes payable and 26,228,499 of proceeds from equity raises, offset by $62,593,562 in repayments of notes payable, and $3,227,898 in payment of financing costs.

Net cash provided by financing activities was $15,987,507 during the year ended December 31, 2019, which consisted primarily of $23,588,122 in proceeds from notes payable, offset by $7,023,874 in repayments of notes payable and $576,741 in payment of financing costs.

Subsequent Financing Activity since December 31, 2020

Proposed Private Placement of Preferred Stock and Warrants to Purchase Common Stock

On January 28, 2021, the Company executed a binding term sheet with IRG, LLC (“IRG”) pursuant to which the Company agreed to issue and sell to IRG in a private placement for a purchase price of $15,000,000 (i) shares of a new series of preferred stock, which are convertible into shares of the Company’s Common Stock (the “New Private Placement Preferred Stock”), having an aggregate liquidation preference of $15,000,000, and (ii) a number of warrants, convertible into shares of the Company’s Common Stock at an exercise price of $6.90 per share (the “New Private Placement Warrants”), equal to 50% of the liquidation preference of the preferred stock to be sold divided by the closing price of the Common Stock on a specified date (the “New Private Placement”). The New Private Placement is expected to close in the first quarter of 2021. If the Company consummates the New Private Placement, the Company intends to deposit the net proceeds as necessary into the Proceeds Account (as defined herein), and use the net proceeds for general corporate purposes. The Company cannot give any assurance that the New Private Placement will be completed on the terms described herein, on a timely basis or at all.

February Follow-On Public Offering

On February 12, 2021, the Company closed its public offering of 12,244,897 shares of Common Stock at a public offering price of $2.45 per share pursuant to the terms of the underwriting agreement between the Company and Maxim Group LLC, entered into on February 9, 2021 (the “Underwriting Agreement”). On February 18, 2021, the Company closed the sale of an additional 1,836,734 shares of Common Stock at $2.45 per share pursuant to the exercise of the underwriters’ over-allotment option in connection with its public offering that closed on February 12, 2021. Under the terms of the Underwriting Agreement, each of the Company’s executive officers, directors and stockholders of more than 5% of the outstanding Common Stock signed lock-up agreements pursuant to which each agreed, subject to certain exceptions, not to transact in the Common Stock for a period of 90 days following February 12, 2021. Gross proceeds including the over-allotment, before underwriting discounts and commissions and estimated offering expenses, are approximately $34.5 million.

Contractual Obligations and Commitments

The following is a summary of the contractual obligations as of December 31, 2020 and the effect of such obligations are expected to have on the liquidity and cash flows in future periods:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable commitments	$116,957,539	$54,058,060	$21,499,819	$27,593,660	$13,806,000
Project and ground leases	$42,930,300	$321,900	$965,700	$965,700	$40,677,000
Total	$159,887,839	$54,379,960	$22,465,519	$28,559,360	$54,483,000

The Company has various debt covenants that require certain financial information to be met. If the Company does not meet the requirements of the debt covenants, the Company will be responsible for paying the full outstanding amount of the note immediately. As of December 31, 2020, we were in compliance with all relevant debt covenants.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, the Company bases its estimates on historical experience and on various other assumptions the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For information on the Company’s significant accounting policies please refer to Note 2 to the Company’s Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2020 due to material weaknesses in our internal control over financial reporting as described below.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weaknesses described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control over financial reporting had the following material weaknesses:

●	Primarily due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

●	Our processes lacked timely and complete reviews and analysis of information used to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, the Company was in the process of remediating its material weaknesses and to design an effective internal control environment.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located on beginning on page F-1 of this Annual Report.

Exhibit No.	Description

2.1+	Agreement and Plan of Merger, dated as of September 16, 2019, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on September 17, 2019)
2.2	First Amendment to Agreement and Plan of Merger, dated as of November 5, 2019, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.2 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on November 8, 2019)
2.3	Second Amendment to Agreement and Plan of Merger, dated as of March 10, 2020, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on March 16, 2020)
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 22, 2020, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on May 28, 2020)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
3.2	Certificate of Designations of 7.00% Series A Cumulative Redeemable Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 15, 2020)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 6, 2020)
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on January 30, 2018)
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 19, 2020)
4.5	Warrant Agency Agreement, dated November 18, 2020, between Hall of Fame Resort & Entertainment Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 19, 2020)
4.6	Warrant (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on December 30, 2020)
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the Commission on November 12, 2019)
10.2	Director Nominating Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.3	Form of Release Agreement (incorporated by reference to Exhibit 10.3 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the Commission on November 12, 2019)
10.4	Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.5	Form of Restricted Stock Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.6	Restricted Stock Unit Award Agreement, by and between the Company and Tara Charnes, dated as of September 16, 2020 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.7	Restricted Stock Unit Award Agreement, by and between the Company and Erica Muhleman, dated as of September 16, 2020 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)

10.8	Form of Restricted Stock Unit Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.10	Employment Agreement, dated July 1, 2020, by and between Michael Crawford, HOFV Newco, LLC and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.11	Employment Agreement, dated June 22, 2020, by and between Michael Levy and HOF Village, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.12	Employment Agreement, dated September 16, 2019, by and between Jason Krom and HOF Village, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.13	Employment Agreement, dated December 1, 2019, by and between Anne Graffice and HOF Village, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.14	Employment Agreement, dated August 31, 2020, by and between Tara Charnes and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.15	Employment Agreement dated September 14, 2020, between Erica Muhleman and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.10 of the Company’s Amendment No. 2 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 22, 2020)
10.16	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Michael Crawford, HOFV Newco, LLC and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.17	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Michael Levy and HOF Village, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.18	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Jason Krom and HOF Village, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.19	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Anne Graffice and HOF Village, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.20	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Tara Charnes and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.21	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Erica Muhleman and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.22+	Note Purchase Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.23	Registration Rights Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.24	Note Redemption and Warrant Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.25+	Amended and Restated Sponsorship and Naming Rights Agreement, dated July 2, 2020, by and among HOF Village, LLC, National Football Museum, Inc. and Johnson Controls, Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.26	Promissory Note, dated June 24, 2020, by HOF Village, LLC and HOF Village Hotel II, LLC in favor of JKP Financial, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.27	Letter Agreement re Payment Terms, dated June 25, 2020, by and among Industrial Realty Group, LLC, IRG Master Holdings, LLC, HOF Village, LLC and certain affiliates party thereto (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.28	IRG Master Holdings, LLC Guaranty dated November 16, 2019 in favor of GACP Finance Co., LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the Commission on January 23, 2020)
10.29+	Amendment to Sponsorship and Services Agreement, dated June 15, 2020, by and among HOF Village, LLC, National Football Museum, Inc. and Constellation NewEnergy, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.30	First Amended and Restated License Agreement, dated September 16, 2019, between the National Football Museum, Inc. and HOF Village, LLC (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the Commission on January 23, 2020)

10.31+	Amended and Restated Media License Agreement, dated July 1, 2020, among National Football Museum, Inc., HOF Village Media Group, LLC and HOF Village, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 1 to Form S-1 (File No. 333-249133), filed with the Commission on October 19, 2020)
10.32+	Technology as a Service Agreement, dated October 9, 2020, by and between HOF Village NEWCO, LLC and Johnson Controls, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q (001-38363), filed with the Commission on November 5, 2020)
10.33+	Term Loan Agreement, dated December 1, 2020, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and Aquarian Credit Funding LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 3, 2020)
10.34	Guaranty Agreement, dated December 1, 2020, by IRG Master Holding, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on December 3, 2020)
10.35	Letter Agreement, dated as of December 1, 2020, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and IRG Master Holdings, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.36	Securities Purchase Agreement, dated December 29, 2020, between Hall of Fame Resort & Entertainment Company, Industrial Realty Group, LLC and CH Capital Lending, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 30, 2020)
10.37	Securities Purchase Term Sheet, dated January 28, 2021, between Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021) and IRG, LLC
21.1	Subsidiaries*
23.1	Consent of independent registered public accountant.*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

March 10, 2021	By:	/s/ Michael Crawford
Michael Crawford
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Crawford	Chief Executive Officer and Director	March 10, 2021
Michael Crawford	(Principal Executive Officer)

/s/ Jason Krom	Chief Financial Officer	March 10, 2021
Jason Krom	(Principal Financial and Accounting Officer)

/s/ Anthony J. Buzzelli	Director	March 10, 2021
Anthony J. Buzzelli

/s/ David Dennis	Director	March 10, 2021
David Dennis

/s/ James J. Dolan	Director	March 10, 2021
James J. Dolan

/s/ Karl L. Holz	Director	March 10, 2021
Karl L. Holz

/s/ Stuart Lichter	Director	March 10, 2021
Stuart Lichter

/s/ Curtis Martin	Director	March 10, 2021
Curtis Martin

/s/ Mary Owen	Director	March 10, 2021
Mary Owen

/s/ Edward J. Roth III	Director	March 10, 2021
Edward J. Roth III

/s/ Kimberly K. Schaefer	Director	March 10, 2021
Kimberly K. Schaefer

Hall of Fame Resort & Entertainment Company and Subsidiaries

Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Hall of Fame Resort & Entertainment Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hall of Fame Resort & Entertainment Company (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY
March 10, 2021

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019

Assets
Cash	$7,145,661	$2,818,194
Restricted cash	32,907,800	5,796,398
Accounts receivable, net	1,545,089	1,355,369
Prepaid expenses and other assets	6,920,851	2,292,859
Property and equipment, net	154,355,763	134,910,887
Project development costs	107,969,139	88,587,699
Total assets	$310,844,303	$235,761,406

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$98,899,367	$164,922,714
Accounts payable and accrued expenses	20,538,190	12,871,487
Due to affiliate	1,723,556	19,333,590
Other liabilities	5,489,469	3,684,276
Total liabilities	126,650,582	200,812,067

Commitments and contingencies (Note 7 and 8)

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; No shares issued or outstanding at December 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 64,091,266 and 5,436,000 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	6,410	544
Additional paid-in capital	217,027,804	-
(Accumulated deficit) retained earnings	(32,643,987)	34,948,795
Total equity attributable to HOFRE	184,390,227	34,949,339
Non-controlling interest	(196,506)	-
Total equity	184,193,721	-
Total liabilities and stockholders’ equity	$310,844,303	$235,761,406

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

Revenues
Sponsorships, net of activation costs	$6,424,201	$6,720,298
Rents and cost recoveries	474,020	1,064,569
Event revenues	38,750	76,464
Hotel revenues	162,183	-
Total revenues	$7,099,154	$7,861,331

Operating expenses
Property operating expenses	25,701,821	16,707,537
Hotel operating expenses	419,595	-
Commission expense	1,671,964	1,003,226
Depreciation expense	11,085,230	10,915,839
Loss on abandonment of project development costs	-	12,194,783
Total operating expenses	38,878,610	40,821,385

Loss from operations	(31,779,456)	(32,960,054)

Other expense
Interest expense	(5,718,473)	(9,416,099)
Amortization of discount on note payable	(10,570,974)	(13,274,793)
Loss on extinguishment of debt	(4,282,220)	-
Loss in joint venture	-	(252,934)
Business combination costs	(19,137,165)	-
Total other expense	$(39,708,832)	$(22,943,826)

Net loss before income taxes	$(71,488,288)	$(55,903,880)

(Benefit from) provision for income taxes	-	-

Net loss	$(71,488,288)	$(55,903,880)

Non-controlling interest	(196,506)	-

Net loss attributable to HOFRE stockholders	$(71,291,782)	$(55,903,880)

Net loss per share - basic and diluted	$(2.68)	$(10.28)

Weighted average shares outstanding, basic and diluted	$26,644,449	$5,436,000

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	(Accumulated Deficit) Retained	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stockholders	Interest	Equity

Balance as of January 1, 2019	5,436,000	$544	$-	$90,852,675	$90,853,219	$-	$90,853,219

Net loss	-	-	-	(55,903,880)	(55,903,880)	-	(55,903,880)

Balance as of December 31, 2019	5,436,000	$544	$-	$34,948,795	$34,949,339	$-	$34,949,339

Contribution from shareholders	-	-	-	3,699,000	3,699,000	-	3,699,000
Conversion of the preferred equity loan	12,277,428	1,228	58,438,397	-	58,439,625	-	58,439,625
Shares of common stock issued for accounts payable and due to affiliates	2,292,624	229	23,425,932	-	23,426,161	-	23,426,161
Business combination with GPAQ on July 1, 2020	6,538,201	653	30,534,128	-	30,534,781	-	30,534,781
Shares of common stock issued in exchange of debt	16,093,857	1,609	54,516,767	-	54,518,376	-	54,518,376
Stock-based compensation on restricted stock awards	715,929	72	2,772,733	-	2,772,805	-	2,772,805
Stock-based compensation on restricted stock units	-	-	1,554,968	-	1,554,968	-	1,554,968
Vesting of restricted stock units	176,514	18	(18)	-	-	-	-
Stock-based compensation - common stock awards	25,000	3	195,997	-	196,000	-	196,000
Contingent beneficial conversion feature on PIPE Notes	-	-	14,166,339	-	14,166,339	-	14,166,339
November 18, 2020 capital raise, net of offering costs	17,857,142	1,786	22,943,624	-	22,945,410	-	22,945,410
December 4, 2020 capital raise, net of offering costs	2,678,571	268	3,282,821	-	3,283,089	-	3,283,089
Warrants issued in connection with IRG debt settlement	-	-	5,196,116	-	5,196,116	-	5,196,116
Net loss	-	-	-	(71,291,782)	(71,291,782)	(196,506)	(71,488,288)

Balance as of December 31, 2020	64,091,266	$6,410	$217,027,804	$(32,643,987)	$184,390,227	$(196,506)	$184,193,721

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(71,488,288)	$(55,903,880)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities
Depreciation expense	11,085,230	10,915,839
Amortization of note discounts	10,570,974	13,274,793
Bad debt expense	-	788,689
Loss on abandonment of project development costs	-	12,194,783
Loss from equity method investment	-	252,576
Interest paid in kind	4,066,691	5,722,638
Loss on extinguishment of debt	4,282,220	-
Stock-based compensation expense	4,523,773	-
Changes in operating assets and liabilities:
Accounts receivable	(189,720)	360,677
Prepaid expenses and other assets	(4,627,992)	(1,631,829)
Accounts payable and accrued expenses	28,334,412	3,650,041
Due to affiliates	(9,644,241)	9,459,293
Other liabilities	4,721,670	1,849,398
Net cash (used in) provided by operating activities	(18,365,271)	933,018

Cash Flows From Investing Activities
Additions to project development costs and property equipment	(48,614,331)	(16,723,883)
Proceeds from business combination	31,034,781	-
Net cash used in investing activities	(17,579,550)	(16,723,883)

Cash Flows From Financing Activities
Proceeds from notes payable	106,976,651	23,588,122
Repayments of notes payable	(62,593,562)	(7,023,874)
Payment of financing costs	(3,227,898)	(576,741)
Proceeds from equity raises	26,228,499	-
Net cash provided by financing activities	67,383,690	15,987,507

Net increase in cash and restricted cash	31,438,869	196,642

Cash and restricted cash, beginning of year	8,614,592	8,417,950

Cash and restricted cash, end of year	$40,053,461	$8,614,592

Cash	$7,145,661	$2,818,194
Restricted Cash	32,907,800	5,796,398
Total cash and restricted cash	$40,053,461	$8,614,592

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$5,962,918	$1,198,888
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$(1,297,215)	$(3,329,800)
Conversion of the preferred equity loan to common equity	$58,439,625	$-
Shares of common stock issued for accounts payable and due to affiliate	$23,426,161	$-
Non-cash contribution from PFHOF in shared services agreement	$3,699,000	$-
Shares of common stock issued in exchange of debt	$54,518,376	$-
Conversion of GPAQ Sponsor Loan into convertible PIPE debt	$500,000	$-
Deferred financing costs in accounts payable and accrued expenses, net	$610,810	$620,576
Contingent benficial conversion feature on PIPE Notes	$14,166,339	$-
Warrants issued in connection with IRG debt settlement	$5,196,116	$-
Reclassify amounts from capitalized development costs to property and equipment	$27,373,715	$-

The accompanying notes are an integral part of these consolidated financial statements.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

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

On July 1, 2020, the Company consummated a business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among the Company, GPAQ, GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to in this Form 10-K as the “Business Combination.”

Upon the consummation of the Business Combination: (i) Acquiror Merger Sub merged with and into GPAQ, with GPAQ continuing as the surviving entity (the “Acquiror Merger”) and (ii) Company Merger Sub merged with and into Newco, with Newco continuing as the surviving entity (the “Company Merger”). In advance of the Company Merger, HOF Village transferred all of its assets, liabilities and obligations to Newco pursuant to a contribution agreement. In connection with the closing of the Business Combination, the Company changed its name from “GPAQ Acquisition Holdings, Inc.” to “Hall of Fame Resort & Entertainment Company.” As a result of the Business Combination, GPAQ and Newco continue as the Company’s wholly owned subsidiaries. Upon consummation of the Business Combination and, in connection therewith, HOFRE became a successor issuer to GPAQ by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Business Combination is, in substance, a reverse merger recapitalization and accordingly, the historical financials prior to the date of the Business Combination in these consolidated financial statements are those of HOF Village LLC and its subsidiaries. The Business Combination is further described in Note 11.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Organization and Nature of Business (continued)

Organization and Nature of Business (continued)

On December 11, 2018, the HOF Village entered into the Master Transaction Agreement (the “Master Transaction Agreement”), whereby, among other things, it amended the HOF Village LLC Agreement (see Note 4).

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. As the COVID-19 continues to spread in the United States, the Company may experience disruptions that could severely impact the Company. The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States to contain and treat the disease. The Company has had to cancel events due to COVID-19 and is in process of monitoring COVID-19’s potential impact on the Company’s operations. The Company has taken several steps to minimize COVID-19’s impact on the Company’s business by furloughing some of its employees, deferring payments from certain of its vendors and lenders, and re-negotiating various agreements with third parties.

Liquidity

The Company has sustained recurring losses and negative cash flows from operations through December 31, 2020. In addition, the Company has significant debt obligations maturing in the twelve-month period subsequent to the date these consolidated financial statements are issued. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of December 31, 2020, the Company had approximately $7 million of cash and cash equivalents and $33 million of restricted cash, respectively.

On January 28, 2021, the Company executed a binding term sheet with IRG pursuant to which the Company agreed to issue and sell to IRG in a private placement of preferred stock and warrants to purchase common stock for a purchase price of $15 million. The private placement is expected to close in the first quarter of 2021. In addition, during February 2020, the Company received approximately $34.5 million from the issuance of shares of its common stock, net of offering costs. See Note 14. We will deposit up to $25 million of the net proceeds from the private placement and the underwritten public offering in the Proceeds Account required under the Term Loan. We must have the lender’s prior written approval to withdraw any amounts from the Proceeds Account, pursuant to a budget and schedule agreed upon by the parties.

The Company believes that, as a result of these transactions, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. Notwithstanding, the Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company for the years ended December 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Consolidation

The consolidated financial statements include the accounts and activity of the Company, and its wholly owned subsidiaries. Investments in a variable interest entity in which the Company is not the primary beneficiary, or where the Company does not own a majority interest but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. All intercompany profits, transactions and balances have been eliminated in consolidation.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions for the Company relate to bad debt, depreciation, costs capitalized to project development costs, useful lives of assets, fair value of financial instruments, and estimates and assumptions used to measure impairment. Management adjusts such estimates when facts and circumstances dictate. Actual results could differ from those estimates.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Property and Equipment and Project Development Costs

Property and equipment are recorded at historical cost and are depreciated using the straight-line method over the estimated useful lives of the assets. During the construction period, the Company capitalizes all costs related to the development of the Hall of Fame Village powered by Johnson Controls. Project development costs include predevelopment costs, amortization of finance costs, real estate taxes, insurance, and other project costs incurred during the period of development. The capitalization of costs began during the preconstruction period, which the Company defines as activities that are necessary to the development of the project. The Company ceases cost capitalization when a portion of the project is held available for occupancy and placed into service. This usually occurs upon substantial completion of all costs necessary to bring a portion of the project to the condition needed for its intended use, but no later than one year from the completion of major construction activity. The Company will continue to capitalize only those costs associated with the portion still under construction. Capitalization will also cease if activities necessary for the development of the project have been suspended. As of December 31, 2020, the second two phases of the project remained subject to such capitalization.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2020 and 2019, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances at December 31, 2020 and 2019 were $32,907,800 and $5,796,398, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable are generally amounts due under sponsorship and other agreements. Accounts receivable are reviewed for delinquencies on a case by case basis and are considered delinquent when the sponsor or debtor has missed a scheduled payment. Interest is not charged on delinquencies.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. At December 31, 2020 and 2019, the Company had an allowance for doubtful accounts of $0 and $1,306,047, respectively, which related to the Company’s receivable from Youth Sports Management, LLC (“Youth Sports”). See Note 7 for additional information on Youth Sports.

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized to additions in project development costs during the construction period over the term of the related loans, without regard for any extension options until the project or portion thereof is considered substantially complete. Upon substantial completion of the project or portion thereof, such costs are amortized as interest expense over the term of the related loan. Any unamortized costs are shown as an offset to Notes Payable on the accompanying consolidated balance sheet.

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

Notes to Consolidated Financial Statements

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2020 and 2019. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2016 through 2019 remain subject to examination.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants (ii) vesting of restricted stock units and restricted stock awards, and (iii) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Net Loss Per Common Share (continued)

At December 31, 2020 and 2019, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the year ended December 31, 2020	For the year ended December 31, 2019
Warrants to purchase shares of common stock	47,972,638	-
Restricted stock awards to purchase shares of common stock	715,929	-
Restricted stock units to purchase shares of common stock	1,676,447	-
Total potentially dilutive securities	50,365,014	-

 Revenue Recognition

The Company follows ASC 606, Revenue with Contracts with Customers, under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company’s owned hotel revenues primarily consist of hotel room sales, revenue from accommodations sold in conjunction with other services (e.g. packages reservations), food and beverage sales and other ancillary goods and services (e.g. parking) related to owned hotel properties. Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided. Although the transaction prices of hotel room sales, goods and other services are generally fixed and based on the respective room reservation or other agreement, an estimate to reduce the transaction price is required if a discount is expected to be provided to the customer. For package reservations, the transaction price is allocated to the performance obligations within the package based on the estimated standalone selling prices of each component.

Advertising

The Company expenses all advertising and marketing costs as they are incurred. Total advertising and marketing costs for the years ended December 31, 2020 and 2019 were $484,978 and $383,104, respectively, which are recorded as property operating expenses on the Company’s consolidated statements of operations.

The Company received a grant of $100,000 from Visit Canton on April 3, 2020, which grant is to be used to generate visitors to the Canton area through the Company’s events. This grant will be used to offset future marketing and tourism expenses. The grant is recorded in other liabilities on the Company’s balance sheet.

Ground Rent Expense

Ground rent expense is recognized on a straight-line basis over the life of the related operating lease.

Stock–Based Compensation

The Company recognizes compensation expense for all equity-based payments in accordance with ASC 718 “Compensation – Stock Compensation.” Under fair value recognition provisions, the Company recognizes equity-based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock units are granted at the discretion of the Compensation Committee of the Company’s board of directors (the “Board of Directors”). These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a 12 to 36-month period.

Segments

The Company has evaluated its business to determine whether it has multiple operating segments. The Company has concluded that, as of December 31, 2020, it only has one operating segment, given that its chief operating decision maker reviews the Company’s results solely on a consolidated basis.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Software Development Costs

The Company recognizes all costs incurred to establish technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Prior to the point of reaching technological feasibility, all costs shall be charged to expense when incurred. Once the development of the product establishes technological feasibility, the Company will begin capitalizing these costs. Technological feasibility is established when a product design and working model have been completed and the completeness of the working model and its consistency with the product design have been confirmed through testing. As of December 31, 2020, the Company did not have any software development projects that had reached technological feasibility.

Accounting for Real Estate Investments

Upon the acquisition of real estate properties, a determination is made as to whether the acquisition meets the criteria to be accounted for as an asset or business combination. The determination is primarily based on whether the assets acquired, and liabilities assumed meet the definition of a business. The determination of whether the assets acquired, and liabilities assumed meet the definition of a business include a single or similar asset threshold. In applying the single or similar asset threshold, if substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired, and liabilities assumed are not considered a business. Most of the Company’s acquisitions meet the single or similar asset threshold, due to the fact that substantially all the fair value of the gross assets acquired is attributable to the real estate acquired.

Acquired real estate properties accounted for as asset acquisitions are recorded at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. The Company determines the fair value of tangible assets, such as land, building, furniture, fixtures and equipment, using a combination of internal valuation techniques that consider comparable market transactions, replacement costs and other available information and fair value estimates provided by third party valuation specialists, depending upon the circumstances of the acquisition. The Company determines the fair value of identified intangible assets or liabilities, which typically relate to in-place leases, using a combination of internal valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, and fair value estimates provided by third party valuation specialists, depending upon the circumstances of the acquisition.

If a transaction is determined to be a business combination, the assets acquired, liabilities assumed, and any identified intangibles are recorded at their estimated fair values on the transaction date, and transaction costs are expensed in the period incurred.

Recent Accounting Pronouncements

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as modified by subsequently issued ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively “ASU 2016-02”). This ASU is effective for private companies beginning after December 15, 2021. ASU 2016-02 requires recognition of right-of-use assets and lease liabilities on the balance sheet. In June 2020, FASB issued ASU 2020-05, further extending the effective date by one year making it effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. Most prominent among the changes in ASU 2016-02 is the lessees’ recognition of a right-of-use asset and a lease liability for operating leases. The right-of-use asset and lease liability are initially measured based on the present value of committed lease payments. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Expenses related to operating leases are recognized on a straight-line basis, while those related to financing leases are recognized under a front-loaded approach in which interest expense and amortization of the right-of-use asset are presented separately in the statement of operations. As the Company is an emerging growth company and following private company deadlines, the Company has an additional deferral under this ASU to adopt beginning after December 15, 2021. Similarly, lessors are required to classify leases as sales-type, finance or operating with classification affecting the pattern of income recognition.

Classification for both lessees and lessors is based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. ASU 2016-02 also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.

In August 2018, FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This update clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The amendments must be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance on a prospective basis in the first quarter of 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also simplifies aspects of accounting for franchise taxes and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim financial statement periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint-Ventures (Topic 323), and Derivatives and Hedging (Topic 815), clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This ASU is effective for private companies beginning after December 15, 2021. Early application is permitted, including early adoption in an interim period for public business entities for periods for which financial statements have not yet been issued. An entity should apply ASU No. 2020-01 prospectively at the beginning of the interim period that includes the adoption date. This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements,” which requires an entity (a lessee or lessor) to provide transition disclosures under Topic 250 upon adoption of Topic 842. In February 2020, the FASB issued ASU 2020-02, “Financial Instruments – Credit Losses (Topic 326): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases.” The ASU adds and amends SEC paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard. This new standard is effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.

Subsequent Events

Subsequent events have been evaluated through March 10, 2021, the date the consolidated financial statements were issued. Other than what has been disclosed in the consolidated financial statements in Note 14, no other events have been identified requiring disclosure or recording.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Property and Equipment and Project Development Costs

Property and equipment consists of the following:

	Useful Life	December 31, 2020	December 31, 2019
Land		$535,954	$278,556
Land improvements	25 years	31,078,211	31,078,211
Building and improvements	15 to 39 years	158,020,145	128,599,831
Equipment	5 to 10 years	2,165,882	1,313,488
Property and equipment, gross		191,800,192	161,270,086

Less: accumulated depreciation		(37,444,429)	(26,359,199)
Property and equipment, net		$154,355,763	$134,910,887

Project development costs		$107,969,139	$88,587,699

For the years ended December 31, 2020 and 2019, the Company recorded depreciation expense of $11,085,230 and $10,915,839, respectively. Additionally, the Company recorded a charge of $12,194,783 for the year ended December 31, 2019 for a loss on abandonment of project development costs for previously capitalized development costs within the accompanying consolidated statement of operations. For the years ended December 31, 2020 and 2019, the Company incurred $19,381,440 and $7,403,848 of capitalized project development costs, respectively. During 2019, the Company acquired the McKinley Grand hotel property for a purchase price of $3,800,000 including external acquisition-related costs. The fair value of the assets acquired consisted of land and building in the amounts of $241,100 and $3,558,900, respectively, which were capitalized and included in project development costs. During November 2020, the Company place the hotel property into service.

Note 4: Notes Payable, net

Notes payable, net consisted of the following at December 31, 2020:

	Gross	Discount	Net
TIF loan	$9,654,000	$(1,666,725)	$7,987,275
Syndicated unsecured term loan	170,090	-	170,090
Preferred equity loan	1,800,000	-	1,800,000
Naming rights securitization loan	1,821,559	(113,762)	1,707,797
City of Canton Loan	3,500,000	(7,681)	3,492,319
New Market/SCF	2,999,989	-	2,999,989
Constellation EME	9,900,000	-	9,900,000
Paycheck protection plan loan	390,400	-	390,400
JKP Capital loan	6,953,831	(13,887)	6,939,944
MKG DoubleTree Loan	15,300,000	(443,435)	14,856,565
Convertible PIPE Notes, plus PIK accrual	21,797,670	(13,475,202)	8,322,468
Canton Cooperative Agreement	2,670,000	(181,177)	2,488,823
Aquarian Mortgage Loan	40,000,000	(2,156,303)	37,843,697
Total	$116,957,539	$(18,058,172)	$98,899,367

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Notes payable, net consisted of the following at December 31, 2019:

	Gross	Discount	Net
Bridge loan	$65,000,000	$(361,655)	$64,638,345
TIF loan	9,847,000	(1,721,761)	8,125,239
Syndicated unsecured term loan	6,803,530	(2,838,067)	3,965,463
Preferred equity loan	99,603,847	(53,365,911)	46,237,936
Land loan with affiliate	1,273,888	-	1,273,888
Naming rights securitization loan	9,235,845	(566,096)	8,669,749
McKinley Grand Mortgage	1,900,000	(51,787)	1,848,213
CH capital lending	1,807,339	-	1,807,339
Convertible notes	17,310,252	(471,965)	16,838,287
IRG November Note	11,585,792	(67,537)	11,518,255
Total	$224,367,493	$(59,444,779)	$164,922,714

During the years ended December 31, 2020 and 2019, the Company recorded amortization of note discounts of $10,570,974 and $13,274,793, respectively.

Accrued Interest on Notes Payable

As of December 31, 2020 and 2019, accrued interest on notes payable, were as follows:

	December 31, 2020	December 31, 2019
Bridge loan	$-	$2,084,711
Preferred equity loan	27,125	717,286
Land loan with affiliate	-	101,662
Constellation EME	248,832	-
Paycheck protection plan loan	2,706	-
Naming rights securitization loan	-	30,786
City of Canton Loan	4,472	-
Mortgage McKinley Grand	-	41,821
JKP Capital Note	416,836	-
Convertible notes	-	269,271
MKG Doubletree loan	67,716	-
Canton Cooperative Agreement	20,593	-
Aquarian Mortgage Loan	333,333	-
Total	$1,121,613	$3,245,537

The amounts above were included in accounts payable and accrued expenses and other liabilities on the Company’s consolidated balance sheet, as follows:

	December 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$1,094,488	$2,528,251
Other liabilities	27,125	717,286
	$1,121,613	$3,245,537

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Bridge Loan

On June 30, 2020, the Company entered into an amendment to the $65 million bridge loan (the “Bridge Loan”) dated March 20, 2018, that the Company had originally utilized to build the Tom Benson Stadium, among the Company, various lenders party thereto (“Lenders”) and GACP Finance Co., LLC (“GACP”), as administrative agent (the “Term Loan Agreement”), which further extended the maturity date to November 30, 2020, updated certain defined terms to align with the final transaction structure resulting from the Business Combination, specified the amount of proceeds from the Business Combination and Private Placement (defined below) that were required to be paid towards amounts outstanding under the Term Loan Agreement (the “Gordon Pointe Transaction Prepayment Amount”), added a fee payable to certain Lenders relative to the amounts owed after giving effect to the Gordon Pointe Transaction Prepayment Amount, amended various provisions related to mandatory prepayments of outstanding amounts owed under the Term Loan Agreement (including, but not limited to, prepayments due in connection with future equity and debt raises), and other minor amendments regarding HOF Village Hotel II, LLC (“HOF Village Hotel II”) and Mountaineer to facilitate their planned operations. The Bridge Loan has an exit fee of 1% on the balance due at the maturity of the loan, which the Company is accreting over the term of the Bridge Loan.

At the date of the Business Combination, on July 1, 2020, the Company used proceeds from the Business Combination to pay $15,500,000 on the Bridge Loan, while an additional $15,000,000 converted into equity in the newly formed HOFRE. The remaining balance following the Business Combination was approximately $34,500,000. The maturity date on the remaining balance had been extended one month to November 30, 2020. During the fourth quarter of 2020, the Company paid off the remaining $34,500,000 outstanding balance owed previously using a portion of the proceeds from the November 2020 Public Offering and the Aquarian Mortgage Loan.

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

Since the bond debt service is fixed and determinable, a liability has been recorded as of December 31, 2020 and 2019, representing the present value of the future bond debt service payments. The term of the TIF requires the Company to make installment payments through July 31, 2048. The current imputed interest rate is 5.2%, which runs through July 31, 2028. The imputed interest rate then increases to 6.6% through July 31, 2038 and finally increases to 7.7% through the remainder of the TIF. The Company is required to make payments on the TIF semi-annually in June and December each year. During the years ended December 31, 2020 and 2019, the Company made principal payments on this loan totaling $193,000 and $183,000, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

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

The subordinated debt accrues interest at a rate of 5% and the balance is due February 26, 2021. The remaining subordinated debt is subordinate to the Bridge Loan. Additionally, the subordinated debt contains a payment-in-kind (“PIK”) interest provision, which represents contractually deferred interest added to the subordinated debt outstanding balance that is due at maturity. For the years ended December 31, 2020 and 2019, the Company incurred PIK interest of $256,441 and $353,530, respectively. As part of the Business Combination, on July 1, 2020, the entire balance of the Preferred Equity Loan’s and all but $170,089 of the Syndicated Unsecured Term Loan outstanding were converted into an aggregate of 13,762,039 shares of common stock.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

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

City of Canton Loan

On December 30, 2019, the Company entered into a loan facility with the City of Canton, OH, whereby it may borrow up to $3,500,000. The loan accrues interest at a rate of one-half percent (0.5%) per annum. Upon an event of default, the interest rate will increase to five percent (5%) per annum on the outstanding balance at the time of default. The loan shall mature on July 1, 2027. During the year ended December 31, 2020, the Company borrowed the maximum amount of $3,500,000 on the loan. The Company has the option to extend the loan’s maturity date for three years, to July 1, 2030 if the Company meets certain criteria in terms of the hotel occupancy level and maintaining certain financial ratios.

New Market/SCF

On December 30, 2019, the Company entered into a loan facility with New Market Project, Inc., whereby it may borrow up to $3,000,000, of which the proceeds are to be used for the development of McKinley Grand Hotel, as described below. During the year ended December 31, 2020 the Company borrowed $2,999,989 on this facility. The loan has a maturity date of December 30, 2024 and accrues interest at a rate of 4% per annum. In the event of default, including failure to pay upon final maturity, the interest rate shall increase by adding a 5% fee that applies to each succeeding interest rate change that would have applied had there been no default.

McKinley Grand Mortgage

On October 22, 2019, the Company purchased the McKinley Grand Hotel in Canton, Ohio for $3.9 million, which was partially financed by separate notes payable of $1,900,000 and $1,807,339.

The $1,807,339 note payable, in favor of CH Capital Lending, LLC (the “CH Capital Note”), accrued interest at a fixed rate equal to 10% per annum. The Company was required to make payments commencing on or prior to December 30, 2019. The maturity date of the CH Capital Note was April 30, 2020 and interest was payable quarterly. The Company was previously in default on the CH Capital Note, however the CH Capital Note was paid in full on June 24, 2020.

The $1,900,000 note payable had a maturity date of October 22, 2021. Interest accrued at a rate equal to the greater of (i) 3.75% or (ii) the sum of the LIBOR rate plus 2.75%. The Company was required to make interest payments commencing on November 1, 2019, and on the first day of each successive month until the note was repaid. In September 2020, the Company paid off the full outstanding $1,900,000 principal and interest owed, using proceeds from the MKG Double Tree Loan (defined below).

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Constellation EME

On December 30, 2019, the Company entered into a loan facility with Constellation NewEnergy, Inc. (“Constellation”) whereby it may borrow up to $9,900,000 (the “Constellation Loan Facility”). The proceeds of the Constellation Loan Facility are to be held in escrow by a custodian to fund future development costs. The proceeds will be released from escrow as development costs are incurred. The Constellation Loan Facility was amended on April 13, 2020 to modify the payment schedule and maturity date, reflecting current project timetables. The maturity date is December 31, 2022 and payments are due in 29 monthly installments totaling $11,075,000, with an effective interest rate of 6.1%. Beginning in August 2020 through December 2020, the monthly installment amount is $55,000, which increases in January 2021 to $450,000 through December 2022. During the years ended December 31, 2020, the Company borrowed the full amount under the Constellation Loan Facility.

As of December 31, 2020, $5,318,820 of such funds had been released from the custodial accounts to the Company under the Constellation Loan Facility.

The Company also has a sponsorship agreement with Constellation. Refer to Note 6 for additional information.

Convertible Notes

On December 24, 2018, the Company issued a series of convertible notes totaling $7,750,000 (the “Convertible Notes”). The notes accrued interest at a rate of 10%, with payments due semi-annually in arrears. The principal and all accrued interest amounts were due November 5, 2025. The Company was able to redeem the Convertible Notes after December 24, 2023, subject to terms defined in the individual notes. Convertible Notes redeemed between December 24, 2023 and December 24, 2024 would have been redeemed at 105% of face value. Convertible Notes redeemed after December 24, 2024 would have been redeemed at 102.5% of face value. Additionally, the Convertible Notes contained a PIK interest provision, which represented contractually deferred interest added to the Convertible Notes outstanding balance that was due at maturity. For the years ended December 31, 2020 and 2019, the Company incurred PIK interest of $875,129 and $1,180,252, respectively. On July 1, 2020, upon consummation of the Business Combination, all outstanding Convertible Notes were exchanged for PIPE Notes (defined below).

IRG November Note

On February 7, 2020, as effective on November 27, 2019, HOF Village, as borrower, entered into a subordinated promissory note with Industrial Realty Group, as lender, in an amount up to $30,000,000 (the “IRG November Note”). As of December 31, 2019, the aggregate principal amounts, excluding PIK interest, borrowed under the IRG November Note was $11,585,792. The IRG November Note accrues interest at a rate of 12% per annum and had a maturity date of November 1, 2020. Additionally, the IRG November Note contained a PIK interest provision, which represents contractually deferred interest added to the IRG November Note outstanding balance that is due at maturity. For the years ended December 31, 2020 and 2019, the Company incurred $1,858,744 and $85,009 of PIK interest, respectively. On July 1, 2020, upon consummation of the Business Combination, Industrial Realty Group exchanged $9,000,000 of the outstanding balance under the IRG November Note for PIPE Notes.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

IRG November Note (continued)

On December 29, 2020, the Company entered into a securities purchase agreement with Industrial Realty Group, LLC, a Nevada limited liability company (“IRG”), and CH Capital Lending, LLC, a Delaware limited liability company affiliated with IRG (the “Purchaser”), pursuant to which the Company sold Purchaser 10,813,774 shares of the Company’s common stock, par value $0.0001 per share, and warrants to purchase 10,036,925 shares of common stock for an aggregate purchase price of $15,239,653.08. The Purchase Price was paid in the form of the cancellation in full of certain financial obligations owed by the Company and its affiliates to IRG and its affiliates in the amount of the Purchase Price, including the IRG November Note. The Company determined that the issuance of shares and warrants for full satisfaction of the note resulted in a loss on extinguishment of debt of $3,404,244. The Company valued the warrants using the following assumptions:

Warrants
Stock Price	$1.29
Exercise Price	$1.40
Dividend Yield	N/A
Expected Volatility	49.45%
Risk-Free Interest Rate	0.37%
Number of Shares	10,036,925
Value (USD)	$5,196,116
Term (in years)	5.00

Paycheck Protection Program Loan

On April 22, 2020, the Company obtained a Paycheck Protection Program Loan (“PPP Loan”) for $390,400. The PPP Loan has a fixed interest rate of 1%, requires the Company to make 18 monthly payments beginning on November 22, 2020, with a maturity date of April 22, 2022, subject to debt forgiveness provisions from the Small Business Association. On February 1, 2021, the Company obtained notice from the Small Business Association that the full outstanding amount of the PPP Loan was forgiven.

JKP Capital Loan

On June 24, 2020, HOF Village and HOFV Hotel II executed a loan evidenced by a promissory note (the “JKP Capital Loan”) in favor of JKP Financial, LLC for the principal sum of $7,000,000. The JKP Capital Loan bears interest at a rate of 12% per annum and matures on December 2, 2021, on which date all unpaid principal and accrued and unpaid interest is due. The JKP Capital Loan is secured by the membership interests in HOFV Hotel II held by HOF Village.

SCF Subordinated Note

On June 22, 2020, the Company entered into a loan facility with Stark Community Foundation (the “SCF Subordinated Note”) for $1,000,000. The SCF Subordinated Note has a fixed interest rate of 5% per annum, has a PIK interest provision that was payable semi-annually in arrears on each July 22 and January 22 commencing July 22, 2020, and with a maturity date of June 22, 2023. On July 1, 2020, the SCF Subordinated Note was exchanged for PIPE Notes, described in greater detail below, under “Convertible P Notes”.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

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

The PIPE Notes provide for a conversion price reset such that, if the last reported sale price of the common stock is less than or equal to $6.00 for any ten trading days within any 30 trading day period preceding the maturity date, then the conversion price is adjusted down $6.90 per share. On July 28, 2020, the conversion price reset was triggered. On this date, the Company recorded a beneficial conversion feature of $14,166,339, which will be amortized over the remaining term of the PIPE Notes using the effective interest method. The Company recorded $268,758 on amortization of debt discount related to the contingent beneficial conversion feature for the year ended December 31, 2020 in the Company’s consolidated statements of operations.

Industrial Realty Group exchanged $9.0 million of the amount outstanding under the IRG November Note for PIPE Notes in the principal amount of $9.0 million. Gordon Pointe Management, LLC exchanged $500,000 of the principal component of the indebtedness owed to such Purchaser by GPAQ under loan agreements and related promissory notes for PIPE Notes in the principal amount of $500,000. Seven other Purchasers exchanged a total of $4,221,293 in GPAQ founder notes held by such Purchasers for PIPE Notes in the aggregate principal amount of $4,221,293. Consequently, the Company received cash proceeds from the issuance and sale of the PIPE Notes of approximately $7 million. The Company used proceeds of the Private Placement to fund the Company’s obligations related to the Merger Agreement and to pay transaction fees and expenses and used the remaining proceeds of the Private Placement to satisfy the Company’s working capital obligations. The PIPE Notes began to accrue interest on October 1, 2020, but the Company has elected to apply the PIK interest provision, thereby increasing the outstanding balance of the PIPE Notes by the amount of accrued interest each month.

The Convertible PIPE Notes contain a PIK interest provision, which represents contractually deferred interest added to the subordinated debt outstanding balance that is due at maturity. For the year ended December 31, 2020, the Company incurred PIK interest of $1,076,378.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

MKG DoubleTree Loan

On September 14, 2020, the Company entered into a construction loan agreement with Erie Bank, a wholly owned subsidiary of CNB Financial Corporation, a Pennsylvania corporation, as lender. The Company has applied and been approved for a first mortgage loan for $15.3 million (“MKG DoubleTree Loan”) with a variable interest rate of 1.75% plus the prime commercial rate, at which no time can it drop below 5%, for the purpose of renovating the McKinley Grand Hotel in the City of Canton, Ohio. The initial maturity date is 18 months after the exercised loan date, March 13, 2022, and the agreement includes an extended maturity date of September 13, 2022, should HOFRE need more time with an extension fee of 0.1% of the then outstanding principal balance. The Company intends to use the proceeds of the MKG DoubleTree Loan for building acquisition costs and costs incurred for material and labor in connection with the improvements, which make up just under 75% of the MKG DoubleTree Loan. The remaining portion of the MKG DoubleTree Loan will be used for administrative, legal, operational, and environmental costs. A bank account has been created with Erie Bank and the balance must be maintained between $1 and $2 million within the account as collateral, which will promptly be refunded to the Company upon complete payment of the MKG DoubleTree Loan on the maturity date. The MKG DoubleTree Loan has certain financial covenants whereby the Company must maintain a minimum tangible net worth of $5,000,000 and minimum liquidity of not less than $2,000,000. These covenants are to be tested annually based upon the financial statements at the end of each fiscal year. As of December 31, 2020, the amount of restricted cash related to the MKG DoubleTree Loan was $199,645.

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

While the Series 2020C Bonds are outstanding, HOFRE shall pay the special assessment and the service payments semi-annually to the Canton County Treasurer pursuant to and in accordance with the Assessing Ordinance, the TIF Act, and the TIF Ordinance. The service payments shall be in the same amount as the real property taxes that would have been charged and payable against the Improvements had the TIF Exemption not been granted. The special assessment payments will be made on January 31st and July 31st over the course of 17 years, commencing on January 31, 2022 with a maturity date of January 31, 2039. For the first eight years, each payment will consist of $188,188 and decrease to $161,567 in 2030.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Aquarian Mortgage Loan

On December 1, 2020, the Company entered into a mortgage loan with Aquarian Credit Funding, LLC (“Aquarian”) for $40,000,000 of gross proceeds. The Aquarian Mortgage Loan bears interest at 10% per annum and the principal payments are due monthly, which began in December 2020. Upon the occurrence and during the continuance of an event of default, Aquarian may, at its option, take such action, without notice or demand that Aquarian deems advisable to protect and enforce its rights against the Company, including declaring the debt to become immediately due and payable.

Issuance of 7.00% Series A Cumulative Redeemable Preferred Stock

During October, 2020, the Company issued to American Capital Center, LLC (the “Preferred Investor”) an aggregate of 1,800 shares of 7.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at $1,000 per share for an aggregate purchase price of $1,800,000. The Company paid the Preferred Investor an origination fee of 2%. The issuance and sale of the Series A Preferred Stock to the Preferred Investor was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. HOFRE used half of the proceeds from the sale of the Series A Preferred Stock to pay down outstanding amounts under its Bridge Loan. The Series A Preferred Stock is required to be redeemed in cash after five years and is recorded in notes payable, net on the Company’s consolidated balance sheet.

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of December 31, 2020 are as follows:

For the year ended December 31,	Amount
2021	$54,058,060
2022	21,044,819
2023	455,000
2024	3,521,989
2025	24,071,671
Thereafter	13,806,000
Total Gross Principal Payments	$116,957,539

Less: Discount	(18,058,172)

Total Net Principal Payments	$98,899,367

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity

Authorized Capital

On November 3, 2020, the Company’s stockholders approved an amendment to the Company’s charter to increase the authorized shares of common stock from 100,000,000 to 300,000,000. Consequently, the Company’s charter allows the Company to issue up to 300,000,000 shares of common stock and to issue and designate its rights of, without stockholder approval, up to 5,000,000 shares of preferred stock, par value $0.0001. On October 8, 2020, the Company filed a Certificate of Designations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware to establish preferences, limitations and relative rights of the 7.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). The number of authorized shares of Series A Preferred Stock is 52,800.

2020 Omnibus Incentive Plan

On July 1, 2020, in connection with the closing of the Business Combination, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately upon the closing of the Business Combination. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of common stock authorized for issuance under the 2020 Omnibus Incentive Plan is 1,812,728 shares. As of December 31, 2020, 561,290 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Issuance of Restricted Stock Awards

On July 2, 2020, the Company granted 715,929 shares of the Company’s restricted stock to the Company’s Chief Executive Officer under the 2020 Omnibus Incentive Plan. The shares will vest at three separate dates, 238,643 on July 2, 2020, 238,643 on July 2, 2021, and fully vest on July 2, 2022 with a final installment of 238,643. In connection with vesting of 238,643 shares on July 2, 2020, the Company withheld 106,840 shares for tax withholding.

The Company’s activity in restricted common stock was as follows for years ended December 31, 2020:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2020	-	$-
Granted	715,929	$9.30
Vested	(238,643)	$9.30
Non–vested at December 31, 2020	477,286	$9.30

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Awards (continued)

For the years ended December 31, 2020 and 2019, the Company recorded $3,327,280 and $0, in employee and director stock-based compensation expense. Of this amount, $2,218,187 is included as a component of business combination costs on the Company’s consolidated statement of operations, as the initial vesting of the restricted stock award was directly related to the completion of the Company’s Business Combination. The remaining stock-based compensation expense is included as a component of property operating expenses. As of December 31, 2020, unamortized stock-based compensation costs related to restricted share arrangements was $3,327,280 and will be recognized over a weighted average period of 1.5 years.

Issuance of Restricted Stock Units

On August 31, 2020, the Company granted 138,568 restricted stock units (“RSUs”) to an employee as an inducement grant not under the 2020 Omnibus Incentive Plan. The RSUs will vest at three separate dates, 46,189 on August 31, 2021, 46,189 on August 31, 2022, and fully vest on August 31, 2023 with a final installment of 46,190.

On September 1, 2020, the Company granted 64,240 RSUs to an employee as an inducement grant not under the 2020 Omnibus Incentive Plan. The RSUs will vest at three separate dates, 21,413 on September 1, 2021, 21,413 on September 1, 2022, and fully vest on September 1, 2023 with a final installment of 21,414.

On September 16, 2020, the Company granted 148,883 RSUs to an employee as an inducement grant not under the 2020 Omnibus Incentive Plan. The RSUs will vest at three separate dates, 49,628 on September 14, 2021, 49,628 on September 14, 2022, and fully vest on September 14, 2023 with a final installment of 49,627.

On September 22, 2020, the Company granted an aggregate of 529,543 RSUs to employees under the 2020 Omnibus Incentive Plan. The RSUs will vest at three separate dates, one third on September 22, 2020, one third on July 1, 2021, and fully vest on July 1, 2022.

On September 22, 2020, the Company granted an aggregate of 45,000 RSUs to independent directors under the 2020 Omnibus Incentive Plan. The RSUs will fully vest on September 22, 2021.

On November 16, 2020, the Company granted 131,694 RSUs to an employee under the 2020 Omnibus Incentive Plan as an inducement grant not under the 2020 Omnibus Incentive Plan. The RSUs will vest at three separate dates, 43,898 on November 16, 2021, 43,898 on November 16, 2022, and fully vest on November 16, 2023 with a final installment of 43,898.

On December 22, 2020, the Company granted an aggregate of 477,778 RSUs to the Chief Executive Officer under the 2020 Omnibus Incentive Plan. The RSUs vest contingent upon shareholder approval to increase the number of authorized shares under the Omnibus Incentive Plan in the 2021 Annual Meeting of Stockholders.

On December 22, 2020, the Company granted an aggregate of 140,741 RSUs to employees under the 2020 Omnibus Incentive Plan. The RSUs vest in full on December 22, 2021.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Units (continued)

The Company’s activity in restricted stock units was as follows for years ended December 31, 2020:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2020	-	$-
Granted	1,676,447	$2.52
Vested	(176,514)	$2.80
Forfeited	-	-
Non–vested at December 31, 2020	1,499,933	$2.49

For the years ended December 31, 2020 and 2019, the Company recorded $1,003,255 and $0, respectively, in employee and director stock-based compensation expense, which is a component of property operating expenses in the consolidated statement of operations. As of December 31, 2020, unamortized stock-based compensation costs related to restricted stock units was $3,228,092 and will be recognized over a weighted average period of 1.62 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Warrants

The Company’s warrant activity was as follows for the years ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2020	-	$-
Issued in connection with Business Combination	17,400,000	$11.50	4.50
Issued in connection with November 2020 Public Offering	17,857,142	$1.40	4.88
Issued in connection with November 2020 overallotment	2,678,571	$1.40	4.88
Issued in connection with IRG November Note Conversion	10,036,925	$1.40	4.99
Outstanding – December 31, 2020	47,972,638	$5.06	4.76	$-
Exercisable – December 31, 2020	37,935,713	$6.03	4.70	$-

Shared Services Agreement

On June 30, 2020, HOF Village entered into a Shared Services Agreement with PFHOF (the “Shared Services Agreement”). Under the agreement, PFHOF and HOF Village mutually reduced certain outstanding amounts owed between the parties, with PFHOF forgiving $5.15 million owed by HOF Village and HOF Village forgiving $1.2 million owed by PFHOF, which effectively resulted in no outstanding amounts owed between the parties as of March 31, 2020. Additionally, the Company wrote-off the Tom Benson statue, which was valued as of the date of the Shared Services Agreement at $251,000 while the Company had valued it at $300,000. As this is a related party transaction, the Company recorded the resulting difference of $3,699,000 as a contribution from one of its members in the Company’s consolidated balance sheet.

November 2020 Public Offering

On November 18, 2020, we closed our previously announced offering (the “November 2020 Offering”) of 17,857,142 units (the “November 2020 Units”) at a price of $1.40 per November 2020 Unit, each consisting of one share of our Common Stock, and one warrant to purchase one share of Common Stock (each, a “Series B Warrant”) pursuant to the terms of the underwriting agreement between the Company and Maxim Group LLC (for purposes of the November 2020 Offering, the “November 2020 Underwriter”), entered into on November 16, 2020 (the “November 2020 Underwriting Agreement”). The Series B Warrants are exercisable at a price of $1.40 per share of Common Stock and expire five years from the date of issuance. In addition, the November 2020 Underwriter exercised in full its option to purchase up to an additional 2,678,571 shares of Common Stock and an additional 2,678,571 Warrants at the public offering price less discounts and commissions. Under the terms of the November 2020 Underwriting Agreement, each of our executive officers, directors and stockholders of more than 5% of the outstanding Common Stock signed lock-up agreements pursuant to which each agreed, subject to certain exceptions, not to sell the Common Stock for a period of 90 days following November 16, 2020. The Company received approximately $26.2 million, net of offering costs in connect with these transactions.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

November 2020 Public Offering (continued)

In connection with the November 2020 Offering, on November 18, 2020, we entered into a Warrant Agency Agreement (the “Series B Warrant Agreement”) with Continental Stock Transfer & Trust Company (“Continental”), pursuant to which Continental agreed to act as warrant agent with respect to the Series B Warrants.

December 2020 Private Placement of Common Stock and Series C Warrants

On December 29, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with IRG and CH Capital Lending, LLC, a Delaware limited liability company (the “Purchaser”), pursuant to which we sold to the Purchaser in a private placement (the “December 2020 Private Placement”) 10,813,774 shares (the “Shares”) of Common Stock and warrants to purchase 10,036,925 shares of Common Stock (the “Series C Warrants”).  The aggregate purchase price for the Shares and Series C Warrants was $15,239,653 (the “Purchase Price”), which was paid in the form of the cancellation in full of certain financial obligations owed by us and affiliates to IRG and its affiliates. The Series C Warrants are exercisable for, in the aggregate, 10,036,925 shares of Common Stock at an exercise price of $1.40 per share of Common Stock (subject to customary adjustments). The Series C Warrants may be exercised from and after June 29, 2021, subject to certain terms and conditions set forth in the Series C Warrants. Unexercised Series C Warrants will expire on the fifth anniversary of the date of issuance.

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

JCI has the right to terminate the agreement if Phase II is not substantially complete by January 2, 2024.

As amended, as of December 31, 2020, scheduled future cash to be received and required activation spend under the non-cancellable period of the agreement are as follows:

	Unrestricted	Activation	Total
2021	$3,968,750	$750,000	$4,718,750
Total	$3,968,750	$750,000	$4,718,750

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Johnson Controls, Inc. (continued)

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Amended Sponsorship Agreement. During the years ended December 31, 2020 and 2019, the Company recognized $4,742,111 and $4,962,985 of net sponsorship revenue related to this deal, respectively. Accounts receivable from JCI totaled $0 and $91,932 at December 31, 2020 and 2019, respectively.

Aultman Health Foundation

In 2016, the Company and PFHOF entered into a 10-year licensing agreement with Aultman Health Foundation (“Aultman”) allowing Aultman use of the HOF Village and PFHOF marks and logos. Under terms of the agreement, the Company will receive $2.5 million in cash sponsorship funds. Of those funds, the Company is contractually obligated to spend $700,000 as activation expenses for the benefit of Aultman.

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the years ended December 31, 2020 and 2019, the Company recognized $180,394 and $179,901 of net sponsorship revenue related to this deal, respectively. Accounts receivable from Aultman totaled $0 and $165,115 at December 31, 2020 and 2019, respectively.

During the first quarter of 2021, the Company terminated the Aultman sponsorship agreement. See Note 14.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Sponsorship Revenue and Associated Commitments (continued)

First Data Merchant Services LLC

In December 2018, the Company and PFHOF entered into an 8-year licensing agreement with First Data Merchant Services LLC (“First Data”) and Santander Bank. As of December 31, 2020, scheduled future cash to be received under the agreement are as follows:

Year ending December 31:

2021	$150,000
2022	150,000
2023	150,000
2024	150,000
2025	150,000
Thereafter	150,000

Total	$900,000

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the years ended December 31, 2020 and 2019, the Company recognized $148,982 and $148,575 of net sponsorship revenue related to this deal, respectively. As of December 31, 2020 and 2019, accounts receivable from First Data totaled $58,141 and $0, respectively.

Constellation NewEnergy, Inc.

On December 19, 2018 the Company and PFHOF entered into a sponsorship and services agreement with Constellation (the “Constellation Sponsorship Agreement”) whereby Constellation and its affiliates will provide the gas and electric needs of the Company in exchange for certain sponsorship rights. The original term of the Constellation Sponsorship Agreement was through December 31, 2028, however, in June 2020, the Company entered into an amended contract with Constellation which extended the term of the Constellation Sponsorship Agreement through December 31, 2029.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Constellation NewEnergy, Inc. (continued)

As of December 31, 2020, scheduled future cash to be received and required activation spend under the agreement are as follows:

	Unrestricted	Activation	Total
2021	$1,300,000	$187,193	$1,487,193
2022	1,396,000	200,000	1,596,000
2023	1,423,220	200,000	1,623,220
2024	1,257,265	166,000	1,423,265
2025	1,257,265	166,000	1,423,265
Thereafter	5,029,057	664,000	5,693,057

Total	$11,662,807	$1,583,193	$13,246,000

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Constellation Sponsorship Agreement. During the years ended December 31, 2020 and 2019, the Company recognized $1,244,655 and $1,310,536 of net sponsorship revenue related to this deal, respectively. Accounts receivable from Constellation totaled $1,101,867 and $857,213 at December 31, 2020 and 2019, respectively.

Turf Nation, Inc.

During October 2018, the Company entered into a 5-year sponsorship agreement with Turf Nation, Inc. (“Turf Nation”). Under the terms of the agreement, the Company will receive payments over the term based on the sale of Turf Nation products based on rates defined in the sponsorship agreement. The minimum guaranteed fee per year beginning in 2020 is $50,000 per year.

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the years ended December 31, 2020 and 2019, the Company recognized $15,115 of net sponsorship revenue related to this deal. During the years ended December 31, 2020 and 2019, the Company recognized $60,131 and $59,967 of net sponsorship revenue related to this deal, respectively. Accounts receivable from Turf Nation totaled $132,092 and $171,961 at December 31, 2020 and 2019, respectively.

Note 7: Other Commitments

Canton City School District

The Company has entered into cooperative agreements with certain governmental entities that support the development of the project overall, where the Company is an active participant in the agreement activity, and the Company would benefit from the success of the activity.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Other Commitments (continued)

Canton City School District (continued)

The Company had a commitment to the Canton City School District (“CCSD”) to provide a replacement for their Football Operations Center (“FOC”) and to construct a Heritage Project (“Heritage”). The commitment was defined in the Operations and Use Agreement for HOF Village Complex dated as of February 26, 2016.

On March 20, 2018, a Letter of Representations was entered into by both parties whereby the Company has agreed to put money into escrow. The escrow balance at December 31, 2020 and 2019 of $0 and $2,604,318, respectively, is included in restricted cash on the Company’s consolidated balance sheets.

Project and Ground Leases

Three wholly owned subsidiaries of the Company have project leases with the Stark County Port Authority to lease project improvements and ground leased property at the Tom Benson Hall of Fame Stadium, youth fields, and parking areas. On November 25, 2020, the Company entered into an amendment to its Stark County Port Authority lease, whereby the lease term was extended from January 31, 2056 to September 30, 2114. The future minimum lease commitments under non-cancellable operating leases described below reflect the amendment that was entered into on November 25, 2020, excluding the amounts yet to be paid from escrow for the FOC noted above, as follows:

For the year ended December 31, 2020:

2021	$321,900
2022	321,900
2023	321,900
2024	321,900
2025	321,900
Thereafter	41,320,800

Total	$42,930,300

Rent expense on operating leases totaled $418,862 and $331,916 during the years ended December 31, 2020 and 2019, and is recorded as a component of property operating expenses on the Company’s consolidated statement of operations.

QREM Management Agreement

On August 15, 2018, the Company entered into an Interim Services Agreement with Q Real Estate Management (“QREM”) to manage the Tom Benson Hall of Fame Stadium operations. Under that agreement, the Company incurs a monthly management fee to QREM. The interim agreement ended March 1, 2019 and the agreement was not renewed between the parties.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Other Commitments (continued)

SMG Management Agreement

On September 1, 2019, the Company entered into a Service Agreement with SMG to manage the Tom Benson Hall of Fame Stadium operations. Under that agreement, the Company incurs an annual management fee of $200,000. Management fee expense for the years ended December 31, 2020 and 2019 was $200,000 and $66,667, respectively, which is included in property operating expenses on the Company’s consolidated statements of operations. The agreement term shall end on December 31, 2022.

Employment Agreements

The Company has employment agreements with many of its key executive officers that usually have terms between one year and three years.

DoubleTree Canton Downtown Hotel

On January 2, 2020, the Company entered into a franchise agreement with Hilton Franchise Holding, LLC (“Hilton”) in order to obtain a license to use the Hilton brand in the operation of the DoubleTree Canton Downtown Hotel in Canton, Ohio. The Company will be responsible for operating the hotel full-time, complying with industry and brand standards, and using the reservation service provided by Hilton. While possessing exclusive control of day to day operations, the Company is required to display and maintain signage displaying Hilton’s brand name. The Company is also required to publish and make available to the traveling public, a directory that includes the Hilton brand. The monthly fee will be used for advertising, promotions, publicity, public relations, market research, and other marketing programs. The hotel opened in November 2020.

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct and control management and operation of the DoubleTree Canton Downtown Hotel. In consideration of the services performed by Crestline, the Company agreed to the greater of: 2% of gross revenues or $10,000 per month in base management fees and other operating expenses. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024. For the year ended December 31, 2020, the Company paid and incurred $73,225 in management fees.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Other Commitments (continued)

TAAS Agreement

On October 9, 2020, Newco, entered into a Technology as a Service Agreement (the “TAAS Agreement”) with Johnson Controls, Inc. (“JCI”). Pursuant to the TAAS Agreement, JCI will provide certain services related to the construction and development of the Hall of Fame Village powered by JCI (the “Project”), including, but not limited to, (i) design assist consulting, equipment sales and turn-key installation services in respect of specified systems to be constructed as part of Phase 2 and Phase 3 of the Project and (ii) maintenance and lifecycle services in respect of certain systems constructed as part of Phase 1, and to be constructed as part of Phase 2 and Phase 3, of the Project. Under the terms of the TAAS Agreement, Newco has agreed to pay JCI up to an aggregate $217,934,637 for services rendered by JCI over the term of the TAAS Agreement.

Note 8: Contingencies

During the normal course of its business, the Company is subject to occasional legal proceedings and claims.

The Company’s wholly owned subsidiary, HOF Village Stadium, LLC, was a defendant in a lawsuit “National Football Museum, Inc. dba Pro Football Hall of Fame v. Welty Building Company Ltd., et al;” filed in the Stark County Court of Common Pleas. PFHOF, an affiliate, filed this suit for monetary damages as a result of the cancellation of the 2016 Hall of Fame Game. Plaintiff alleged that the game was cancelled as a result of negligent acts of subcontractors who were hired to perform field painting services.

The Plaintiff alleged that HOF Village Stadium, LLC was contractually liable for damages Plaintiff sustained because it guaranteed the performance of Defendant Welty Building Company Ltd. (“Welty”) for the Tom Benson Hall of Fame Stadium renovation.

Potential damages claimed by Plaintiff included the refunds of ticket sales, lost commissions on food and beverage sales, and lost profits on merchandise sales. The parties reached a global settlement and the matter has been dismissed with prejudice.

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Due to IRG Member	$1,456,521	$6,257,840
Due to IRG Affiliate	140,180	145,445
Due to M. Klein	-	500,000
Due to Related Party Advances	-	5,800,000
Due to PFHOF	126,855	6,630,305
Total	$1,723,556	$19,333,590

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Related-Party Transactions (continued)

Due to Affiliates (continued)

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

For the years ended December 31, 2020 and 2019, costs incurred under these arrangements were $1,360,944 and $1,276,885, respectively, which were included in Project Development Costs.

The IRG Member also provides certain general administrative support to the Company. For the years ended December 31, 2020 and 2019, expenses of $275 and $344,426, respectively, were included in Property Operating Expenses.

The amounts due to the IRG Member above are for development fees, human resources support, and the Company’s engagement with them to identify and obtain naming rights sponsorships and other entitlement partners for the Company. The Company and IRG Member have an arrangement whereby the Company pays IRG Member $15,000 per month plus commissions. For both the years ended December 31, 2020 and 2019 the Company incurred $120,000 in costs to this affiliate, respectively.

The amounts above due to M. Klein as of December 31, 2019 relate to advisory services provided to the Company. The Company engages a company owned by an investor for advisory services. The Company has not incurred any advisory costs under this arrangement in any of the reported periods presented.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Related-Party Transactions (continued)

License Agreement

On March 10, 2016, the Company entered into a license agreement with PFHOF, whereby the Company has the ability to license and use certain intellectual property from PFHOF in exchange for the Company paying a fee based on certain sponsorship revenue and expenses. On December 11, 2018, the license agreement was amended to change the calculation of the fee to be 20% of eligible sponsorship revenue. The license agreement was further amended in a First Amended and Restated License Agreement, dated September 16, 2019. The license agreement expires on December 31, 2033. During the years ended December 31, 2020 and 2019, the Company recognized expenses of $2,476,946 and $1,706,290, respectively, which are included in property operating expenses on the Company’s consolidated statements of operations.

Media License Agreement

On November 11, 2019, the Company entered into a Media License Agreement with PFHOF. On July 1, 2020, the Company entered into an Amended and Restated Media License Agreement that terminates on December 31, 2034. In consideration of a license to use certain intellectual property of PFHOF, the Company agreed to pay to PFHOF minimum guaranteed license fees of $1,250,000 each year during the term. After the first five years of the agreement, the minimum guarantee shall increase by 3% on a year-over-year basis. The first annual minimum payment is due July 1, 2021, subject to potential acceleration in the event of earlier use. There were no license fees incurred during the years ended December 31, 2020 and 2019 under the Media License Agreement.

PFHOF Shared Services Agreement

On June 30, 2020, the HOF Village entered into the Shared Services Agreement with PFHOF. Under the agreement, PFHOF and HOF Village mutually reduced certain outstanding amounts owed between the parties, with PFHOF forgiving $5.15 million owed by HOF Village and HOF Village forgiving $1.2 million owed by PFHOF, which effectively resulted in no outstanding amounts owed between the parties as of March 31, 2020. Additionally, the Company wrote-off the Tom Benson statue, which was valued as of the date of the Shared Services Agreement at $251,000 while the Company had valued it at $300,000. As this is a related party transaction, the Company recorded the resulting difference of $3,699,000 as a contribution from one of its members in the Company’s consolidated balance sheet. On March 9, 2021, the Company and PFHOF entered into an additional Shared Services Agreement, as described in Note 14.

Other Liabilities

Other liabilities consisted of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Activation fund reserves	$3,780,343	$2,876,149
Deferred revenue	1,709,126	90,841
Preferred stock dividend payable	-	717,286
Total	$5,489,469	$3,684,276

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Concentrations

For the year ended December 31, 2020, two customers represented approximately 74% and 19% of the Company’s sponsorship revenue. For the year ended December 31, 2019, two customers represented approximately 63% and 17% of the Company’s sponsorship revenue. At December 31, 2020, two customers represented approximately 71% and 15% of the Company’s accounts receivable. At December 31, 2019, two customers represented approximately 43% and 33% of the Company’s accounts receivable.

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

Notes to Consolidated Financial Statements

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Income Tax

Significant components of deferred tax assets were as follows:

	As of December 31,
	2020	2019
U.S. federal tax loss carry–forward	$4,143,828	$-
U.S. local tax loss carry–forward	389,717	-
Equity based compensation – RSUs	416,157
Property and equipment	(1,741,690)	-
Prepaid rent	(1,040,888)	-
Total deferred tax assets	2,167,124	-
Less: valuation allowance	(2,167,124)	-
Net deferred tax asset	$—	$—

As of December 31, 2020, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$19,732,513	Indefinite
U.S. local net operating loss carry–forwards	19,732,513	Fiscal 2025

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. For the year ended December 31, 2020, the valuation allowance increased by $2,167,124.

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Years Ended December 31,
	2020	2019
Expected Federal Tax	(21.0)%	-%
Local Tax (Net of Federal Tax Benefits)	(2.0)	-
Business Combination Expenses	10.3	-
Note Extinguishment	2.0	-
Deferred Tax Liabilities Resulting from Business Combination	6.2	-
Change in valuation allowance	4.5	-
Effective rate of income tax	-%	-%

The Company files income tax returns in the U.S. federal jurisdiction and local (City of Canton) jurisdictions. As a result of the July 1, 2020 business combination and resulting conversion from a limited liability company to a corporate taxable entity, deferred tax liabilities of $2,995,870 were recognized from accrual and tax timing differences of property and equipment and prepaid rent existing at the time of the merger. Prior to the July 1, 2020 business combination the Company was a pass through entity and was not subject to income tax. The deferred tax liabilities were subsequently offset by the deferred tax assets created primarily from net operating losses incurred during the period from the merger date through the end of the year.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Defined Contribution Plan

The Company has a defined contribution plan (the “Defined Contribution Plan”) whereby employer contributions are discretionary and determined annually. In addition, the Defined Contribution Plan allows participants to make elective deferral contributions through payroll deductions, of which the Company will match a portion of those contributions. During the years ended December 31, 2020 and 2019, the Company expensed matching contributions of $67,817 and $15,729, respectively

Note 14: Subsequent Events

Proposed Private Placement of Preferred Stock and Warrants to Purchase Common Stock

On January 28, 2021, the Company executed a binding term sheet with IRG, LLC pursuant to which the Company agreed to issue and sell to IRG in a private placement for a purchase price of $15,000,000 (i) shares of a new series of preferred stock, which are convertible into shares of the Company’s Common Stock (the “New Private Placement Preferred Stock”), having an aggregate liquidation preference of $15,000,000, and (ii) a number of warrants, convertible into shares of the Company’s Common Stock at an exercise price of $6.90 per share (the “New Private Placement Warrants”), equal to 50% of the liquidation preference of the preferred stock to be sold divided by the closing price of the Common Stock on a specified date (the “New Private Placement”). The New Private Placement is expected to close in the first quarter of 2021. If the Company consummates the New Private Placement, the Company intends to deposit the net proceeds as necessary into the Proceeds Account (as defined herein), and use the net proceeds for general corporate purposes. The Company cannot give any assurance that the New Private Placement will be completed on the terms described herein, on a timely basis or at all.

Termination of Sponsorship Agreement with Aultman

On January 12, 2021, the Company notified Aultman that the Company terminated as to itself, effective as of January 26, 2021, the Sponsorship Agreement, dated December 6, 2016, among Aultman, PFHOF and the Company. As such, the Company will no longer be receiving future sponsorship payments from Aultman.

Constellation EME Express Equipment Services Program

On February 1, 2021, the Company entered into a contract with Constellation whereby Constellation will sell and/or deliver materials and equipment purchased by the Company. The Company is required to provide $2,000,000 to an escrow account held by Constellation, representing adequate assurance of future performance. Constellation will invoice the Company in 60 monthly installments beginning in April 2021 for $103,095.

PPP Loan Forgiveness

On February 1, 2021, the Company obtained notice from the Small Business Association that the full outstanding amount of the PPP Loan was forgiven.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Subsequent Events (continued)

Follow-On Public Offering

On February 12, 2021, the Company closed its public offering of 12,244,897 shares of Common Stock at a public offering price of $2.45 per share pursuant to the terms of the underwriting agreement between the Company and Maxim Group LLC, entered into on February 9, 2021 (the “Underwriting Agreement”). On February 18, 2021, the Company closed the sale of an additional 1,836,734 shares of Common Stock at $2.45 per share pursuant to the exercise of the underwriters’ over-allotment option in connection with its public offering that closed on February 12, 2021. Under the terms of the Underwriting Agreement, each of the Company’s executive officers, directors and stockholders of more than 5% of the outstanding Common Stock signed lock-up agreements pursuant to which each agreed, subject to certain exceptions, not to transact in the Common Stock for a period of 90 days following February 12, 2021. Gross proceeds including the over-allotment, before underwriting discounts and commissions and estimated offering expenses, are approximately $34.5 million.

Purchase of Real Property from PFHOF

On February 3, 2021, the Company purchased for $1.75 million certain parcels of real property from PFHOF located at the site of the Hall of Fame Village powered by Johnson Controls. In connection with the purchase, the Company granted certain easements to PFHOF to ensure accessibility to the PFHOF museum.

Shared Services Agreement with PFHOF

On March 9, 2021, the Company entered into an additional Shared Services Agreement with PFHOF, which supplements the existing Shared Services Agreement by, among other things, providing for the sharing of costs for activities relating to shared services.