Form 10-K/A
period 2020-12-31
Hall of Fame Resort & Entertainment Co
filed 2021-05-12
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K/A

(Amendment No. 1)

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
Emerging growth company ☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $36,923,755.

As of March 9, 2021, the registrant had outstanding 83,284,597 shares of common stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K/A to the extent stated herein. Such proxy statement was filed with the Securities and Exchange Commission on April 14, 2021.

EXPLANATORY NOTE

Hall of Fame Resort & Entertainment Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021 (“Original Report”), to restate our financial statements and related footnote disclosures as of and for the year ended December 31, 2020 and the three and nine months ended September 30, 2020 (unaudited). This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Background of Restatement

The restatement is primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, staff of the SEC issued a public statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Company’s warrants. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to governing the Company’s (i) warrants issued in the July 2020 Business Combination (defined below), each of which is exercisable for 1.421333 shares of Common Stock at a price of $11.50 per share (the “Series A Warrants”), (ii) warrants issued in the November 2020 follow-on public offering, each of which is exercisable for one share of Common Stock at an exercise price of $1.40 per share (“Series B Warrants”), and (iii) warrants issues in a December 2020 private placement, each of which is exercisable for one share of Common Stock at an exercise price of $1.40 per share (“Series C Warrants”). The Company previously accounted for the Series A Warrants, Series B Warrants, and Series C Warrants as components of equity.

On April 23, 2021, the Company’s management concluded that the Company’s previously issued (i) audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Original Report, and (ii) unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 included in the Company’s Quarterly Report on Form 10-Q for such period (collectively, the “Relevant Periods”) should be restated to reflect the impact of the SEC Statement and, accordingly, should no longer be relied upon. The Company’s management concluded that the Company Series A Warrants, Series B Warrants, and Series C Warrants do not meet the conditions to be classified in equity and instead should be recorded as liabilities on the consolidated balance sheet. The Audit Committee of the Board of Directors of the Company (the “Audit Committee”) approved management’s decision. This Amendment includes the restated financial statements for the Relevant Periods.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet and statement of operations as of and for the three and nine months ended September 30, 2020 (the “September 10-Q”), and (ii) restated financial statements as of and for the year ended December 31, 2020 that were previously reported on the Original 10-K, to restate the following non-cash items:

●	overstatement of net assets acquired in our Business Combination with GPAQ of $30.0 million as of July 1, 2020;

●	understatement of liabilities of approximately $4.5 million and $19.1 million as of September 30, 2020 and December 31, 2020, respectively;

●	overstatement of net loss by approximately $25.5 million and $25.8 million for the nine months ended September 30, 2020 and for the year ended December 31, 2020, respectively; and

●	overstatement of basic and diluted net loss per share of $1.75 for the nine months ended September 30, 2020 and $0.97 for the year ended December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Notes 2 and 15 of the Notes to Consolidated Financial Statements included in this Amendment for additional information on the restatement and the related condensed consolidated financial statement effects.

Items Amended in the Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II. Item 9A. Controls and Procedures

Part IV, Item 15. Exhibit and Financial Statement Schedules

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2). This Form 10-K/A adds Exhibit 4.7, Description of Registered Securities, which was missing from the original Report.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

i

NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K/A may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are generally identified by use of words such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “projection,” “outlook,” “target,” “seek,” or words of similar meaning. These forward-looking statements include, but are not limited to, statements regarding future opportunities for the Company and the Company’s estimated future results. Such forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.

In addition to factors identified elsewhere in this Annual Report on Form 10-K/A, the following risks, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the benefits of the Business Combination (defined below); the future financial performance of the Company and its subsidiaries, including Newco (as defined below); changes in the market in which the Company competes; expansion and other plans and opportunities; the effect of the COVID-19 pandemic on the Company’s business; the Company’s ability to raise financing in the future; the Company’s ability to maintain the listing of its Common Stock on the Nasdaq Capital Market (“Nasdaq”); other factors detailed under the section titled “Risk Factors” in this Report.

Actual results, performance or achievements may differ materially, and potentially adversely, from any projections and forward-looking statements and the assumptions on which those forward-looking statements are based. There can be no assurance that the data contained herein is reflective of future performance to any degree. You are cautioned not to place undue reliance on forward-looking statements as a predictor of future performance. All information set forth herein speaks only as of the date hereof, in the case of information about the Company, or as of the date of such information, in the case of information from persons other than the Company, and we disclaim any intention or obligation to update any forward-looking statements as a result of developments occurring after the date of this Annual Report on Form 10-K/A. Forecasts and estimates regarding the Company’s industry and end markets are based on sources we believe to be reliable, however there can be no assurance these forecasts and estimates will prove accurate in whole or in part. Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

Unless the context indicates otherwise, references in this Annual Report on Form 10-K/A to the “Company,” “HOFRE,” “we,” “us,” “our” and similar terms refer to Hall of Fame Resort & Entertainment Company.

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

On July 1, 2020, we consummated the previously announced business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among the Company, GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to in this Annual Report on Form 10-K/A as the “Business Combination.”

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

In connection with the consummation of the Business Combination and pursuant to the Merger Agreement, (a) each issued and outstanding unit of GPAQ, if not already detached, was detached and each holder of such a unit was deemed to hold one share of GPAQ Class A common stock and one GPAQ warrant (“GPAQ Warrant”), (b) each issued and outstanding share of GPAQ Class A common stock (excluding any shares held by a GPAQ stockholder that elected to have its shares redeemed pursuant to GPAQ’s organizational documents) was converted automatically into the right to receive 1.421333 shares of our Common Stock, following which all shares of GPAQ Class A common stock ceased to be outstanding and were automatically canceled and cease to exist; (c) each issued and outstanding share of GPAQ Class F common stock was converted automatically into the right to receive one share of Common Stock, following which all shares of GPAQ Class F common stock ceased to be outstanding and were automatically canceled and cease to exist; (d) each issued and outstanding GPAQ Warrant (including GPAQ private placement warrants) was automatically converted into one Warrant (which we refer to in this Form 10-K/A as a “Series A Warrant”) to purchase 1.421333 shares of Common Stock per warrant, following which all GPAQ Warrants ceased to be outstanding and were automatically canceled and retired and cease to exist; and (e) each issued and outstanding membership interest in Newco converted automatically into the right to receive a pro rata portion of the Company Merger Consideration (as defined in the Merger Agreement), which was payable in shares of Common Stock.

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

About Phase III

With Phase I and Phase II assets providing a solid foundation, growth is expected to continue with the development of Phase III, including a potential mix of residential space, and additional attractions, entertainment, dining, merchandise and more. This next phase of development would potentially be initiated upon substantial completion of Phase II. The financial performance of Phase III is not currently fully reflected in the financial projections contained in this Annual Report on Form 10-K/A.

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

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks described below, in addition to other information contained in this Annual Report on Form 10-K/A, including our financial statements and related notes. If any of these risks and uncertainties actually occur, our business, financial condition and results of operations may be materially adversely affected. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report on Form 10-K/A are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business, financial condition and results of operations.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business and financial performance. These risks are discussed more fully below and include, but are not limited to, the following:

●	We are an early stage company with a minimal track record and limited historical financial information available.

●	Our ability to implement our proposed business strategy may be materially and adversely affected by many known and unknown factors.

●	The success of our business is substantially dependent upon the continued success of the PFHOF brand and our ability to continue to secure favorable contracts with and maintain a good working relationship with PFHOF and its management team.

●	Hall of Fame Resort & Entertainment Company will operate in highly competitive industries and our revenues, profits or market share could be harmed if we are unable to compete effectively.

●	Our planned sports betting, fantasy sports and eSports operations and the growth prospects and marketability of such operations are subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

●	Changes in consumer tastes and preferences for sports and entertainment products, including fantasy sports, sports betting and eSports, or declines in discretionary consumer spending, consumer confidence and general and regional economic conditions could reduce demand for our offerings and products and adversely affect the profitability of our business

●	We are dependent on our management team, and the loss of one or more key employees could harm our business and prevent us from implementing our business plan in a timely manner.

●	The high fixed cost structure of the Company’s operations may result in significantly lower margins if revenues decline.

●	The COVID-19 pandemic could continue to have a material adverse effect on our business.

●	Cyber security risks and the failure to maintain the integrity of internal or guest data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

●	The suspension or termination of, or the failure to obtain, any business or other licenses may have a negative impact on our business.

●	We will have to increase leverage to develop the Company, which could further exacerbate the risks associated with our substantial indebtedness, and we may not be able to generate sufficient cash flow from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

●	Our management determined that our disclosure controls and procedures were not effective as of December 31, 2020.

●	We currently do not intend to pay dividends on our Common Stock. Consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

●	Our Series A Warrants, Series B Warrants, and Series C Warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial statements.

●	The trading price of our securities has been, and likely will continue to be, volatile and you could lose all or part of your investment.

●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

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

Because we are in the early stages of executing our business strategy, we cannot provide assurance that, or when, we will be profitable. We will need to make significant investments to develop and operate the Hall of Fame Village powered by Johnson Controls and expect to incur significant expenses in connection with operating components of the Hall of Fame Village powered by Johnson Controls, including costs for entertainment, talent fees, marketing, salaries and maintenance of properties and equipment. We expect to incur significant capital, operational and marketing expenses for a few years in connection with our planned Phase II and III expansion. Any failure to achieve or sustain profitability may have a material adverse impact on the value of the shares of our Common Stock.

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

Risk Related to Our Securities

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

Our Series A Warrants, Series B Warrants, and Series C Warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.

On April 12, 2021, the SEC staff issued the SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those governing our Series A Warrants, Series B Warrants, and Series C Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of such warrants, and determined to classify such warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Series A Warrants, Series B Warrants, and Series C Warrants. ASC Subtopic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Series A Warrants, Series B Warrants, and Series C Warrants each reporting period and that the amount of such gains or losses could be material.

The trading price of our securities has been, and likely will continue to be, volatile and you could lose all or part of your investment.

The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to our general business condition, the release of our financial reports and general economic conditions and forecasts. Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future. Any of these factors could have a material adverse effect on our stockholders’ investment in our securities, and our securities may trade at prices significantly below the price they paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

Business Combination

On July 1, 2020, we (formerly known as GPAQ Acquisition Holdings, Inc.) consummated the previously announced business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among the Company, Gordon Pointe Acquisition Corp., a Delaware corporation (“GPAQ”), GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to in this Annual Report on Form 10-K/A as the “Business Combination.”

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

In connection with the consummation of the Business Combination and pursuant to the Merger Agreement, (a) each issued and outstanding unit of GPAQ, if not already detached, was detached and each holder of such a unit was deemed to hold one share of GPAQ Class A common stock and one GPAQ warrant (“GPAQ Warrant”), (b) each issued and outstanding share of GPAQ Class A common stock (excluding any shares held by a GPAQ stockholder that elected to have its shares redeemed pursuant to GPAQ’s organizational documents) was converted automatically into the right to receive 1.421333 shares of our Common Stock, following which all shares of GPAQ Class A common stock ceased to be outstanding and were automatically canceled and cease to exist; (c) each issued and outstanding share of GPAQ Class F common stock was converted automatically into the right to receive one share of Common Stock, following which all shares of GPAQ Class F common stock ceased to be outstanding and were automatically canceled and cease to exist; (d) each issued and outstanding GPAQ Warrant (including GPAQ private placement warrants) was automatically converted into one Warrant (which we refer to in this Form 10-K/A as a “Series A Warrant”) to purchase 1.421333 shares of Common Stock per warrant, following which all GPAQ Warrants ceased to be outstanding and were automatically canceled and retired and cease to exist; and (e) each issued and outstanding membership interest in Newco converted automatically into the right to receive a pro rata portion of the Company Merger Consideration (as defined in the Merger Agreement), which was payable in shares of Common Stock. Our Common Stock is traded on Nasdaq under the symbol “HOFV” and our Series A Warrants are traded on Nasdaq under the symbol “HOFVW”.

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

Warrant Liabilities

We account for warrants to purchase shares of our Common Stock that are not indexed to our own stock as liabilities at fair value on the balance sheet in accordance with the Accounting Standards Codification Topic 815 “Derivatives and Hedging”. The warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Common Stock warrants. At that time, the portion of the warrant liability related to the Common Stock warrants will be reclassified to additional paid-in capital.

Results of Operations

The following table sets forth information comparing the components of net loss for the years ended December 31, 2020 and the comparable period in 2019:

	For the Year Ended December 31,
	2020	2019
Revenues	(Restated)
Sponsorships, net of activation costs	$6,424,201	$6,720,298
Rents and cost recoveries	474,020	1,064,569
Event revenues	38,750	76,464
Hotel revenues	162,183	-
Total revenues	$7,099,154	$7,861,331

Operating expenses
Property operating expenses	26,631,821	16,707,537
Hotel operating expenses	419,595	-
Commission expense	1,671,964	1,003,226
Depreciation expense	11,085,230	10,915,839
Loss on abandonment of project development costs	-	12,194,783
Total operating expenses	$39,808,610	$40,821,385

Loss from operations	(32,709,456)	(32,960,054)

Other expense
Interest expense	(5,718,473)	(9,416,099)
Amortization of discount on note payable	(10,570,974)	(13,274,793)
Change in fair value of warrant liability	26,733,116	-
Loss on extinguishment of debt	(4,282,220)	-
Loss in joint venture	-	(252,934)
Business combination costs	(19,137,165)	-
Total other expense	$(12,975,716)	$(22,943,826)

Net loss	$(45,685,172)	$(55,903,880)

Non-controlling interest	(196,506)	-

Net loss attributable to HOFRE stockholders	$(45,488,666)	$(55,903,880)

Net loss per share – basic and diluted	$(1.71)	$(10.28)

Weighted average shares outstanding, basic and diluted	26,644,449	5,436,000

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

Property Operating Expenses

The Company’s property operating expense was $26,631,821 for the year ended December 31, 2020 as compared to $16,707,537 for the year ended December 31, 2019, for an increase of $9,924,284, or 59.40%. This increase was driven by the Company’s recording of $2,305,586 in stock-based compensation for restricted stock issued to select HOFRE leadership, increased headcount year over year resulting in additional payroll and related expenses of $4,208,029, additional insurance premiums of $1,102,810 and higher consulting fees of $952,887 for the year ended December 31, 2020.

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

Change in Fair Value of Warrant Liability

The Company recorded change in fair value of its warrant liability of $26,733,116 for the year ended December 31, 2020. The Company did not record any change in fair value of its warrant liability during the year ended December 31, 2019, as the warrants were not yet outstanding. The change in fair value was largely due to the decrease in our stock price from our initial Business Combination date through December 31, 2020, which has a significant effect on the value of the warrant liability.

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

Cash Flows

Since inception, the Company has primarily used its available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Year Ended December 31,
	2020	2019
Cash (used in) provided by:
Operating Activities	$(18,365,271)	$933,018
Investing Activities	(17,579,550)	(16,723,883)
Financing Activities	67,383,690	15,987,507
Net increase in cash and restricted cash	$31,438,869	$196,642

Cash Flows for the Years Ended December 31, 2020 and 2019

Operating Activities (Restated)

Net cash used in operating activities was $18,365,271 during the year ended December 31, 2020, which consisted primarily of a net loss of $45,685,172, a non-cash change in fair value of warrant liability of $26,733,116, offset by non-cash depreciation expense of $11,085,230, amortization of note discounts of $10,570,974, payment-in-kind interest rolled into debt of $4,066,691, an increase in loss on extinguishment of $4,282,220, an increase in stock-based compensation expense of $4,523,773, a decrease in prepaid expenses and other assets of $4,627,992, an increase in accounts payable and accrued expenses of $29,264,412, a decrease in due to affiliates of $9,644,241, and an increase in other liabilities of $4,721,670.

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

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control over financial reporting had the following material weaknesses:

●	Primarily due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

●	Our processes lacked timely and complete reviews and analysis of information used to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America. This material weakness resulted in a material error in our accounting for our Warrants and a Restatement of our previously issued financial statements are more fully described in the Explanatory Note in this report and in Note 2, “Restatement of Previously Issued Financial Statements” to our consolidated financial statements included elsewhere in this report.

The Company is evaluating and remediating these weaknesses. Because disclosure controls and procedures include those components of internal control over financial reporting that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, management also determined that its disclosure controls and procedures were not effective as a result of the foregoing material weaknesses in its internal control over financial reporting.

As a non-accelerated filer, the Company is not required to include in this report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Restatement of Previously Issued Financial Statements

On April 23, 2021, we revised our prior position on accounting for our warrants and concluded that our previously issued (i) audited consolidated financial statements as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K for such period, and (ii) unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 included in the Quarterly Report on Form 10-Q for such period, should not be relied on because of a misapplication in the guidance on warrant accounting. However, the restatement of the financial statements had no impact on the Company’s liquidity or cash position.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, the Company was in the process of remediating its material weaknesses and to design an effective internal control environment. However, the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified during the quarter ended December 31, 2020. We are in the process of improving our processes regarding the review and analysis of transactions to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Specifically, we plan to provide enhanced access to accounting literature and research materials and consult with third party professionals regarding complex accounting matters. The elements of our remediation plan can only be accomplished over time, and we cannot guarantee that these initiatives will ultimately have the intended effects.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located on beginning on page F-1 of this Annual Report.

Exhibit No.	Description

2.1+	Agreement and Plan of Merger, dated as of September 16, 2019, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on September 17, 2019)
2.2	First Amendment to Agreement and Plan of Merger, dated as of November 5, 2019, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.2 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on November 8, 2019)
2.3	Second Amendment to Agreement and Plan of Merger, dated as of March 10, 2020, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on March 16, 2020)
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 22, 2020, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on May 28, 2020)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
3.2	Certificate of Designations of 7.00% Series A Cumulative Redeemable Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 15, 2020)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 6, 2020)
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on January 30, 2018)
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 19, 2020)
4.5	Warrant Agency Agreement, dated November 18, 2020, between Hall of Fame Resort & Entertainment Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 19, 2020)
4.6	Warrant (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on December 30, 2020)
4.7	Description of Registered Securities*
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the Commission on November 12, 2019)
10.2	Director Nominating Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.3	Form of Release Agreement (incorporated by reference to Exhibit 10.3 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the Commission on November 12, 2019)
10.4	Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.5	Form of Restricted Stock Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.6	Restricted Stock Unit Award Agreement, by and between the Company and Tara Charnes, dated as of September 16, 2020 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.7	Restricted Stock Unit Award Agreement, by and between the Company and Erica Muhleman, dated as of September 16, 2020 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)

10.8	Form of Restricted Stock Unit Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.10	Employment Agreement, dated July 1, 2020, by and between Michael Crawford, HOFV Newco, LLC and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.11	Employment Agreement, dated June 22, 2020, by and between Michael Levy and HOF Village, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.12	Employment Agreement, dated September 16, 2019, by and between Jason Krom and HOF Village, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.13	Employment Agreement, dated December 1, 2019, by and between Anne Graffice and HOF Village, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.14	Employment Agreement, dated August 31, 2020, by and between Tara Charnes and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.15	Employment Agreement dated September 14, 2020, between Erica Muhleman and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.10 of the Company’s Amendment No. 2 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 22, 2020)
10.16	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Michael Crawford, HOFV Newco, LLC and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.17	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Michael Levy and HOF Village, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.18	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Jason Krom and HOF Village, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.19	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Anne Graffice and HOF Village, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.20	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Tara Charnes and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.21	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Erica Muhleman and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.22+	Note Purchase Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.23	Registration Rights Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.24	Note Redemption and Warrant Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.25+	Amended and Restated Sponsorship and Naming Rights Agreement, dated July 2, 2020, by and among HOF Village, LLC, National Football Museum, Inc. and Johnson Controls, Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.26	Promissory Note, dated June 24, 2020, by HOF Village, LLC and HOF Village Hotel II, LLC in favor of JKP Financial, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.27	Letter Agreement re Payment Terms, dated June 25, 2020, by and among Industrial Realty Group, LLC, IRG Master Holdings, LLC, HOF Village, LLC and certain affiliates party thereto (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.28	IRG Master Holdings, LLC Guaranty dated November 16, 2019 in favor of GACP Finance Co., LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the Commission on January 23, 2020)
10.29+	Amendment to Sponsorship and Services Agreement, dated June 15, 2020, by and among HOF Village, LLC, National Football Museum, Inc. and Constellation NewEnergy, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.30	First Amended and Restated License Agreement, dated September 16, 2019, between the National Football Museum, Inc. and HOF Village, LLC (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the Commission on January 23, 2020)

10.31+	Amended and Restated Media License Agreement, dated July 1, 2020, among National Football Museum, Inc., HOF Village Media Group, LLC and HOF Village, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 1 to Form S-1 (File No. 333-249133), filed with the Commission on October 19, 2020)
10.32+	Technology as a Service Agreement, dated October 9, 2020, by and between HOF Village NEWCO, LLC and Johnson Controls, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q (001-38363), filed with the Commission on November 5, 2020)
10.33+	Term Loan Agreement, dated December 1, 2020, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and Aquarian Credit Funding LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 3, 2020)
10.34	Guaranty Agreement, dated December 1, 2020, by IRG Master Holding, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on December 3, 2020)
10.35	Letter Agreement, dated as of December 1, 2020, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and IRG Master Holdings, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.36	Securities Purchase Agreement, dated December 29, 2020, between Hall of Fame Resort & Entertainment Company, Industrial Realty Group, LLC and CH Capital Lending, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 30, 2020)
10.37	Securities Purchase Term Sheet, dated January 28, 2021, between Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021) and IRG, LLC
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2021)
23.1	Consent of independent registered public accountant.*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

May 11, 2021	By:	/s/ Michael Crawford
Michael Crawford
President and Chief Executive Officer

Hall of Fame Resort & Entertainment Company and Subsidiaries

Consolidated Financial Statements

For the Years Ended December 31, 2020 (Restated) and 2019

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

Restatement of Previously Issued Financial Statements

As disclosed in Notes 2 and 15 to the financial statements, the accompanying consolidated financial statements as of December 31, 2020 and for the year then ended have been restated to correct an error.

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

New York, NY
March 10, 2021, except for the effects of the restatement disclosed in Notes 2 and 15 to the consolidated financial statements as to which the date is May 11, 2021

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(Restated)
Assets
Cash	$7,145,661	$2,818,194
Restricted cash	32,907,800	5,796,398
Accounts receivable, net	1,545,089	1,355,369
Prepaid expenses and other assets	6,920,851	2,292,859
Property and equipment, net	154,355,763	134,910,887
Project development costs	107,969,139	88,587,699
Total assets	$310,844,303	$235,761,406

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$98,899,367	$164,922,714
Accounts payable and accrued expenses	20,538,190	12,871,487
Due to affiliate	1,723,556	19,333,590
Warrant liability	19,112,000	-
Other liabilities	5,489,469	3,684,276
Total liabilities	145,762,582	200,812,067

Commitments and contingencies (Note 7 and 8)

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; No shares issued or outstanding at December 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 64,091,266 and 5,436,000 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	6,410	544
Additional paid-in capital	172,112,688	-
(Accumulated deficit) retained earnings	(6,840,871)	34,948,795
Total equity attributable to HOFRE	165,278,227	34,949,339
Non-controlling interest	(196,506)	-
Total equity	165,081,721	-
Total liabilities and stockholders’ equity	$310,844,303	$235,761,406

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
	(Restated)
Revenues
Sponsorships, net of activation costs	$6,424,201	$6,720,298
Rents and cost recoveries	474,020	1,064,569
Event revenues	38,750	76,464
Hotel revenues	162,183	-
Total revenues	$7,099,154	$7,861,331

Operating expenses
Property operating expenses	26,631,821	16,707,537
Hotel operating expenses	419,595	-
Commission expense	1,671,964	1,003,226
Depreciation expense	11,085,230	10,915,839
Loss on abandonment of project development costs	-	12,194,783
Total operating expenses	39,808,610	40,821,385

Loss from operations	(32,709,456)	(32,960,054)

Other expense
Interest expense	(5,718,473)	(9,416,099)
Amortization of discount on note payable	(10,570,974)	(13,274,793)
Change in fair value of warrant liability	26,733,116	-
Loss on extinguishment of debt	(4,282,220)	-
Loss in joint venture	-	(252,934)
Business combination costs	(19,137,165)	-
Total other expense	$(12,975,716)	$(22,943,826)

Net loss before income taxes	$(45,685,172)	$(55,903,880)

(Benefit from) provision for income taxes	-	-

Net loss	$(45,685,172)	$(55,903,880)

Non-controlling interest	(196,506)	-

Net loss attributable to HOFRE stockholders	$(45,488,666)	$(55,903,880)

Net loss per share - basic and diluted	$(1.71)	$(10.28)

Weighted average shares outstanding, basic and diluted	26,644,449	5,436,000

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	(Accumulated Deficit) Retained	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stockholders	Interest	Equity

Balance as of January 1, 2019	5,436,000	$544	$-	$90,852,675	$90,853,219	$-	$90,853,219

Net loss	-	-	-	(55,903,880)	(55,903,880)	-	(55,903,880)

Balance as of December 31, 2019	5,436,000	$544	$-	$34,948,795	$34,949,339	$-	$34,949,339

Contribution from shareholders	-	-	-	3,699,000	3,699,000	-	3,699,000
Conversion of the preferred equity loan	12,277,428	1,228	58,438,397	-	58,439,625	-	58,439,625
Shares of common stock issued for accounts payable and due to affiliates	2,292,624	229	23,425,932	-	23,426,161	-	23,426,161
Business combination with GPAQ on July 1, 2020 (Restated)	6,538,201	653	494,179	-	494,781	-	494,781
Shares of common stock issued in exchange of debt	16,093,857	1,609	54,516,767	-	54,518,376	-	54,518,376
Stock-based compensation on restricted stock awards	715,929	72	2,772,733	-	2,772,805	-	2,772,805
Stock-based compensation on restricted stock units	-	-	1,554,968	-	1,554,968	-	1,554,968
Vesting of restricted stock units	176,514	18	(18)	-	-	-	-
Stock-based compensation - common stock awards	25,000	3	195,997	-	196,000	-	196,000
Contingent beneficial conversion feature on PIPE Notes	-	-	14,166,339	-	14,166,339	-	14,166,339
November 18, 2020 capital raise, net of offering costs (Restated)	17,857,142	1,786	14,476,624	-	14,478,410	-	14,478,410
December 4, 2020 capital raise, net of offering costs (Restated)	2,678,571	268	2,070,821	-	2,071,089	-	2,071,089
Net loss (Restated)	-	-	-	(45,488,666)	(45,488,666)	(196,506)	(45,685,172)

Balance as of December 31, 2020 (Restated)	64,091,266	$6,410	$172,112,688	$(6,840,871)	$165,278,227	$(196,506)	$165,081,721

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
	(Restated)
Cash Flows From Operating Activities
Net loss	$(45,685,172)	$(55,903,880)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities
Depreciation expense	11,085,230	10,915,839
Amortization of note discounts	10,570,974	13,274,793
Change in fair value of warrant liability	(26,733,116)
Bad debt expense	-	788,689
Loss on abandonment of project development costs	-	12,194,783
Loss from equity method investment	-	252,576
Interest paid in kind	4,066,691	5,722,638
Loss on extinguishment of debt	4,282,220	-
Stock-based compensation expense	4,523,773	-
Changes in operating assets and liabilities:
Accounts receivable	(189,720)	360,677
Prepaid expenses and other assets	(4,627,992)	(1,631,829)
Accounts payable and accrued expenses	29,264,412	3,650,041
Due to affiliates	(9,644,241)	9,459,293
Other liabilities	4,721,670	1,849,398
Net cash (used in) provided by operating activities	(18,365,271)	933,018

Cash Flows From Investing Activities
Additions to project development costs and property equipment	(48,614,331)	(16,723,883)
Proceeds from business combination	31,034,781	-
Net cash used in investing activities	(17,579,550)	(16,723,883)

Cash Flows From Financing Activities
Proceeds from notes payable	106,976,651	23,588,122
Repayments of notes payable	(62,593,562)	(7,023,874)
Payment of financing costs	(3,227,898)	(576,741)
Proceeds from equity raises	26,228,499	-
Net cash provided by financing activities	67,383,690	15,987,507

Net increase in cash and restricted cash	31,438,869	196,642

Cash and restricted cash, beginning of year	8,614,592	8,417,950

Cash and restricted cash, end of year	$40,053,461	$8,614,592

Cash	$7,145,661	$2,818,194
Restricted Cash	32,907,800	5,796,398
Total cash and restricted cash	$40,053,461	$8,614,592

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
	(Restated)
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$5,962,918	$1,198,888
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$(1,297,215)	$(3,329,800)
Conversion of the preferred equity loan to common equity	$58,439,625	$-
Shares of common stock issued for accounts payable and due to affiliate	$23,426,161	$-
Non-cash contribution from PFHOF in shared services agreement	$3,699,000	$-
Shares of common stock issued in exchange of debt	$54,518,376	$-
Conversion of GPAQ Sponsor Loan into convertible PIPE debt	$500,000	$-
Deferred financing costs in accounts payable and accrued expenses, net	$610,810	$620,576
Contingent beneficial conversion feature on PIPE Notes	$14,166,339	$-
Initial value of warrants issued accounted for as liabilities	$45,845,116	$-
Reclassify amounts from capitalized development costs to property and equipment	$27,373,715	$-

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

On July 1, 2020, the Company consummated a business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among the Company, GPAQ, GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to in this Form 10-K/A as the “Business Combination.”

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements as of and for the year ended December 31, 2020, as well as the unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2020 and 2019, to correct misstatements in those prior periods primarily related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as equity instead of a warrant liability, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity.

See Note 15, Restatement of Previously Issued Financial Statements for additional information regarding the errors identified and the restatement adjustments made to the consolidated financial statements.

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

Warrant Liabilities (Restated)

The Company accounts for warrants to purchase shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with ASC 815, “Derivatives and Hedging”. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Net Loss Per Common Share (Restated)

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

Net Loss Per Common Share (Restated) (continued)

At December 31, 2020 and 2019, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the year ended December 31, 2020	For the year ended December 31, 2019
Warrants to purchase shares of common stock	55,303,832	-
Restricted stock awards to purchase shares of common stock	715,929	-
Restricted stock units to purchase shares of common stock	1,672,177	-
Total potentially dilutive securities	57,691,938	-

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

Accounting for Real Estate Investments (continued)

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

Fair Value Measurement  (Restated)

The Company follows Accounting Standards Codification (“ASC”) 820–10 “Fair Value Measurement” of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820–10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820–10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.

The three (3) levels of fair value hierarchy defined by ASC 820–10 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

The Company uses Levels 1 and 3 of the fair value hierarchy to measure the fair value of its warrant liabilities. The Company revalues such liabilities at every reporting period and recognizes gains or losses as revenue and cost of revenue respectively in the consolidated statements of operations that are attributable to the change in the fair value of the warrant liabilities.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2020
Warrant liabilities – Public Warrants	1	$4,130,000
Warrant liabilities – Private Warrants	3	420,000
Warrant liabilities – November Warrants	3	9,781,000
Warrant liabilities – December Warrants	3	4,781,000

The Company had no assets or liabilities measured at fair value at December 31, 2019.

The Public Warrants are classified as Level 1 due to the use of an observable market quote in the active market. Level 3 financial liabilities consist of the Private Warrants, November Warrants, and December Warrants, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (Restated) (continued)

Initial Measurement

The Company established the initial fair value of its warrant liabilities at the respective dates of issuance. In the case of the Public Warrants, the Company valued the warrants using the quoted market price on the date of issuance. In the case of the Private Warrants, November Warrants and December Warrants, the Company used a Black Scholes valuation model in order to determine their value. The key inputs into the Black Scholes valuation model for the initial valuations are below:

	Private Warrants	November Warrants	December Warrants
	July 1, 2020	November 18, 2020	December 29, 2020
Term (years)	5.0	5.0	5.0
Stock price	$8.44	$1.22	$1.29
Exercise price	$11.50	$1.40	$1.40
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	13.3%	49.4%	49.5%
Risk free interest rate	0.3%	0.4%	0.4%

Number of shares	1,480,000	20,535,713	10,036,925
Value (per share)	$1.74	$0.52	$0.52

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Warrants	November Warrants	December Warrants	Total Warrant Liability
Fair value as of January 1, 2020	$-	$-	$-	$-	$-

Initial measurement	27,460,000	2,580,000	10,609,000	5,196,116	45,845,116
Change in fair value	(23,330,000)	(2,160,000)	(828,000)	(415,116)	(26,733,116)

Fair value as of December 31, 2020	$4,130,000	$420,000	$9,781,000	$4,781,000	$19,112,000

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of December 31, 2020 are below:

	Private Warrants	November Warrants	December Warrants
Term (years)	4.5	4.9	5.0
Stock price	$1.23	$1.23	$1.23
Exercise price	$11.50	$1.40	$1.40
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	70.7%	49.5%	49.5%
Risk free interest rate	0.3%	0.3%	0.3%

Number of shares	1,480,000	20,535,713	10,036,925
Value (per share)	$0.28	$0.48	$0.48

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

IRG November Note (continued)

On December 29, 2020, the Company entered into a securities purchase agreement with Industrial Realty Group, LLC, a Nevada limited liability company (“IRG”), and CH Capital Lending, LLC, a Delaware limited liability company affiliated with IRG (the “Purchaser”), pursuant to which the Company sold Purchaser 10,813,774 shares of the Company’s common stock, par value $0.0001 per share, and warrants to purchase 10,036,925 shares of common stock for an aggregate purchase price of $15,239,653. The Purchase Price was paid in the form of the cancellation in full of certain financial obligations owed by the Company and its affiliates to IRG and its affiliates in the amount of the Purchase Price, including the IRG November Note. The Company determined that the issuance of shares and warrants for full satisfaction of the note resulted in a loss on extinguishment of debt of $3,404,244. The Company valued the warrants using the following assumptions:

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Warrants (Restated)

The Company’s warrant activity was as follows for the years ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2020	-	$-
Issued in connection with Business Combination	24,731,194	$11.50	4.50
Issued in connection with November 2020 Public Offering	17,857,142	$1.40	4.88
Issued in connection with November 2020 overallotment	2,678,571	$1.40	4.88
Issued in connection with IRG November Note Conversion	10,036,925	$1.40	4.99
Outstanding – December 31, 2020	55,303,832	$5.92	4.73	$-
Exercisable – December 31, 2020	45,266,907	$6.92	4.67	$-

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

December 2020 Private Placement of Common Stock and Series C Warrants

On December 29, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with IRG and CH Capital Lending, LLC, a Delaware limited liability company (the “Purchaser”), pursuant to which we sold to the Purchaser in a private placement (the “December 2020 Private Placement”) 10,813,774 shares (the “Shares”) of Common Stock and warrants to purchase 10,036,925 shares of Common Stock (the “Series C Warrants”).  The aggregate purchase price for the Shares and Series C Warrants was $15,239,653 (the “Purchase Price”), which was paid in the form of the cancellation in full of certain financial obligations owed by us and affiliates to IRG and its affiliates. The Series C Warrants are exercisable for, in the aggregate, 10,036,925 shares of Common Stock at an exercise price of $1.40 per share of Common Stock (subject to customary adjustments). The Series C Warrants may be exercised from and after June 29, 2021, subject to certain terms and conditions set forth in the Series C Warrants. Unexercised Series C Warrants will expire on the fifth anniversary of the date of issuance (see Note 2).

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

The Company’s net assets acquired through the consummation of the Business Combination (restated) consisted of:

Cash	$31,034,781
Sponsor loan	(500,000)
Warrant liability	(30,040,000)
Net assets acquired	$494,781

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

Note 12: Income Tax (Restated)

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

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Years Ended December 31,
	2020	2019
	(Restated)
Expected Federal Tax	(21.0)%	-%
Local Tax (Net of Federal Tax Benefits)	(2.0)	-
Business Combination Expenses	22.0	-
Change in FV of warrant liability	(27.1)
Note Extinguishment	4.3	-
Deferred Tax Liabilities Resulting from Business Combination	13.2	-
Other permanent differences	1.0
Change in valuation allowance	9.6	-
Effective rate of income tax	-%	-%

The Company files income tax returns in the U.S. federal jurisdiction and local (City of Canton) jurisdictions. As a result of the July 1, 2020 business combination and resulting conversion from a limited liability company to a corporate taxable entity, deferred tax liabilities of $2,995,870 were recognized from accrual and tax timing differences of property and equipment and prepaid rent existing at the time of the merger. Prior to the July 1, 2020 business combination the Company was a pass through entity and was not subject to income tax. The deferred tax liabilities were subsequently offset by the deferred tax assets created primarily from net operating losses incurred during the period from the merger date through the end of the year. See Note 15 for a discussion on the restatement of the Company’s financial statements.

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

Note 15: Restatement of Previously Issued Audit and Unaudited Financial Statements

As discussed in Note 2, the Company has restated previously issued financial statements regarding the accounting and reporting for warrants.

The errors that caused the Company to conclude that its financial statements should be restated are the result of a misapplication of the guidance on accounting for certain of its issued warrants, which came to light when the staff of the SEC issued a public Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its business combination with GPAQ on July 1, 2020. Based on ASC 815-40, Contracts in Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

The following presents a reconciliation of the balance sheets, statements of operations, changes in stockholders’ equity and cash flows from the prior periods as previously reported to the restated amounts as of and for the year ended December 31, 2020, as well as the unaudited condensed financial statements for the three and nine month periods ended September 30, 2020.

Additionally, the Company has restated the table of warrants within Note 5 to reflect that each of the Series A Warrants issued in connection with the Business Combination are exercisable for 1.421333 shares of common stock.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Restatement of Previously Issued Audit and Unaudited Financial Statements (continued)

Consolidated Balance Sheet as of December 31, 2020

	As Filed	Restatement Adjustments	Restated
Warrant liability	$-	$19,112,000	$19,112,000
Total liabilities	126,650,582	19,112,000	145,762,582

Additional paid-in capital	217,027,804	(44,915,116)	172,112,688
Accumulated deficit	(32,643,987)	25,803,116	(6,840,871)
Total equity attributable to HOFRE	184,390,227	(19,112,000)	165,278,227
Total equity	184,193,721	(19,112,000)	165,081,721

Consolidated Statement of Operations for the Year Ended December 31, 2020

	As Filed	Restatement Adjustments	Restated
Property operating expenses	$25,701,821	$930,000	$26,631,821
Total operating expenses	38,878,610	930,000	39,808,610
Loss from operations	(31,779,456)	930,000	(32,709,456)
Change in fair value of warrant liability	-	26,733,116	26,733,116
Total other expense	(39,708,832)	26,733,116	(12,975,716)
Net loss before income taxes	(71,488,288)	25,803,116	(45,685,172)
Net loss	(71,488,288)	25,803,116	(45,685,172)
Net loss attributable to HOFRE stockholders	(71,291,782)	25,803,116	(45,488,666)
Net loss per share – basic and diluted	$(2.68)	$0.97	$(1.71)

Consolidated Statement of Changes in Stockholders’ Equity for the Year Ended December 31, 2020

	As Filed	Restatement Adjustments	Restated
Business combination with GPAQ on July 1, 2020	$30,534,781	$(30,040,000)	$494,781
Warrants issued in connection with IRG debt settlement	5,196,116	(5,196,116)	-
November 18, 2020 capital raise, net of offering costs	22,945,410	(8,467,000)	14,478,410
December 4, 2020 capital raise, net of offering costs	3,283,089	(1,212,000)	2,071,089
Net loss	(71,488,288)	25,803,116	(45,685,172)

Consolidated Statement of Cash Flows for the Year Ended December 31, 2020

	As Filed	Restatement Adjustments	Restated
Net loss	$(71,488,288)	$25,803,116	$(45,685,172)
Change in fair value of warrant liability	-	(26,733,116)	(26,733,116)
Accounts payable and accrued expenses	28,334,412	930,000	29,264,412

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Restatement of Previously Issued Audit and Unaudited Financial Statements (continued)

Condensed Consolidated Balance Sheet as of September 30, 2020 (unaudited)

	As Filed	Restatement Adjustments	Restated
Warrant liability	$-	$4,530,000	$4,530,000
Total liabilities	130,780,485	4,530,000	135,310,485

Additional paid-in capital	168,134,414	(30,040,000)	138,094,414
(Accumulated deficit) retained earnings	(18,089,195)	25,510,000	7,420,805
Total equity attributable to HOFRE	150,048,494	(4,530,000)	145,518,494
Total equity	150,012,494	(4,530,000)	145,482,494

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2020 (unaudited)

	As Filed	Restatement Adjustments	Restated
Change in fair value of warrant liability	$-	$25,510,000	$25,510,000
Total other (expense) income	(23,674,129)	25,510,000	1,835,871
Net loss before income taxes	(33,936,903)	25,510,000	(8,426,903)
Net loss	(33,936,903)	25,510,000	(8,426,903)
Net loss attributable to HOFRE stockholders	(33,900,903)	25,510,000	(8,390,903)
Net loss per share – basic and diluted	$(1.04)	$0.78	$(0.26)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2020 (unaudited)

	As Filed	Restatement Adjustments	Restated
Change in fair value of warrant liability	$-	$25,510,000	$25,510,000
Total other expense	(34,561,670)	25,510,000	(9,051,670)
Net loss before income taxes	(56,772,990)	25,510,000	(31,262,990)
Net loss	(56,772,990)	25,510,000	(31,262,990)
Net loss attributable to HOFRE stockholders	(56,736,990)	25,510,000	(31,226,990)
Net loss per share – basic and diluted	$(3.90)	$1.75	$(2.15)

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2020 (unaudited)

	As Filed	Restatement Adjustments	Restated
Business combination with GPAQ on July 1, 2020	$30,534,781	$(30,040,000)	$494,781
Net loss – three months ended September 30, 2020	(33,936,903)	25,510,000	(8,426,903)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited)

	As Filed	Restatement Adjustments	Restated
Net loss	$(56,772,990)	$25,510,000	$(31,262,990)
Change in fair value of warrant liability	-	(25,510,000)	(25,510,000)