Form 10-Q
period 2021-03-31
Hall of Fame Resort & Entertainment Co
filed 2021-05-14
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 001–38363

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

(Exact name of registrant as specified in its charter)

Delaware	84-3235695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2626 Fulton Drive NW

Canton, OH 44718

(Address of principal executive offices)

(330) 458–9176

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non–accelerated filer ☒	Smaller reporting company ☒
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

As of May 13, 2021, there were 94,285,068 shares of the registrant’s Common stock, $.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of:
	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$50,320,435	$7,145,661
Restricted cash	18,228,113	32,907,800
Accounts receivable, net	956,778	1,545,089
Prepaid expenses and other assets	11,874,628	6,920,851
Property and equipment, net	153,447,521	154,355,763
Project development costs	116,017,357	107,969,139
Total assets	$350,844,832	$310,844,303

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$102,431,787	$98,899,367
Accounts payable and accrued expenses	11,387,699	20,538,190
Due to affiliate	1,922,868	1,723,556
Warrant liability	84,298,000	19,112,000
Other liabilities	5,114,112	5,489,469
Total liabilities	205,154,466	145,762,582

Commitments and contingencies (Note 7 and 8)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,947,200 shares authorized; no shares issued or outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 94,178,308 and 64,091,266 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	9,419	6,410
Additional paid-in capital	278,815,795	172,112,688
Accumulated deficit	(132,988,053)	(6,840,871)
Total equity attributable to HOFRE	145,837,161	165,278,227
Non-controlling interest	(146,795)	(196,506)
Total equity	145,690,366	165,081,721
Total liabilities and stockholders’ equity	$350,844,832	$310,844,303

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenues
Sponsorships, net of activation costs	$1,475,436	$1,660,928
Rents and cost recoveries	41,883	274,780
Event revenues	1,662	27,833
Hotel revenues	396,338	-
Total revenues	$1,915,319	$1,963,541

Operating expenses
Property operating expenses	6,008,999	6,683,986
Hotel operating expenses	766,165	-
Commission expense	166,667	450,854
Depreciation expense	2,920,937	2,722,120
Total operating expenses	$9,862,768	$9,856,960

Loss from operations	(7,947,449)	(7,893,419)

Other expense
Interest expense	(955,308)	(2,010,010)
Amortization of discount on note payable	(1,234,114)	(3,234,413)
Change in fair value of warrant liability	(116,351,000)	-
Gain on forgiveness of debt	390,400	-
Total other expense	$(118,150,022)	$(5,244,423)

Net loss	$(126,097,471)	$(13,137,842)

Non-controlling interest	(49,711)	-

Net loss attributable to HOFRE stockholders	$(126,147,182)	$(13,137,842)

Net loss per share - basic and diluted	$(1.67)	$(2.42)

Weighted average shares outstanding, basic and diluted	75,350,163	5,436,000

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Equity Attributable to HOFRE	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Stockholder	Interest	Equity

Balance as of January 1, 2020	5,436,000	$544	$-	$34,948,795	$34,949,339	$-	$34,949,339

Net loss	-	-	-	(13,137,842)	(13,137,842)	-	(13,137,842)

Balance as of March 31, 2020	5,436,000	$544	$-	$21,810,953	$21,811,497	$-	$21,811,497

Balance as of January 1, 2021	64,091,266	$6,410	$172,112,688	$(6,840,871)	$165,278,227	$(196,506)	$165,081,721

Stock-based compensation on RSU	-	-	1,386,543	-	1,386,543	-	1,386,543
February 12, 2021 Capital Raise, net of offering costs	12,244,897	1,224	27,560,774	-	27,561,998	-	27,561,998
February 18, 2021 Overallotment, net of offering costs	1,836,734	184	4,184,814	-	4,184,998	-	4,184,998
Exercise of Warrants	16,005,411	1,601	73,570,976	-	73,572,577	-	73,572,577

Net (loss) income	-	-	-	(126,147,182)	(126,147,182)	49,711	(126,097,471)

Balance as of March 31, 2021	94,178,308	$9,419	$278,815,795	$(132,988,053)	$145,837,161	$(146,795)	$145,690,366

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(126,097,471)	$(13,137,842)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	2,920,937	2,722,120
Amortization of note discounts	1,234,114	3,234,413
Prepaid rent	-	(1,463,093)
Interest paid in kind	380,860	552,903
Gain on forgiveness of debt	(390,400)	-
Change in fair value of warrant liability	116,351,000	-
Stock-based compensation expense	1,386,543	-
Changes in operating assets and liabilities:
Accounts receivable	588,311	239,783
Prepaid expenses and other assets	(1,503,762)	(4,670)
Accounts payable and accrued expenses	(2,554,866)	(275,749)
Due to affiliates	199,312	2,294,821
Other liabilities	(375,357)	1,367,740
Net cash used in operating activities	(7,860,779)	(4,469,574)

Cash Flows From Investing Activities
Additions to project development costs and property equipment	(16,656,538)	(7,164,875)
Net cash used in investing activities	(16,656,538)	(7,164,875)

Cash Flows From Financing Activities
Proceeds from notes payable	5,100,000	19,109,624
Repayments of notes payable	(2,777,154)	(1,825,630)
Payment of financing costs	(15,000)	(134,243)
Proceeds from equity raises	31,746,996	-
Proceeds from exercise of warrants	18,957,562	-
Net cash provided by financing activities	53,012,404	17,149,751

Net increase in cash and restricted cash	28,495,087	5,515,302

Cash and restricted cash, beginning of year	40,053,461	8,614,592

Cash and restricted cash, end of year	$68,548,548	$14,129,894

Cash	$50,320,435	$911,015
Restricted Cash	18,228,113	13,218,879
Total cash and restricted cash	$68,548,548	$14,129,894

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$955,308	$765,178
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities

Project development cost acquired through accounts payable and accrued expenses, net	$6,595,625	$195,957
Settlement of warrant liability	$51,165,000	$-
Amounts due from exercise of warrants from transfer agent included in prepaid expenses and other assets	$3,450,015	$-

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

On July 1, 2020, the Company consummated a business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among the Company, GPAQ, GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to in the Company’s Form 10-K/A as the “Business Combination” filed on May 12, 2021.

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

The Company has entered into several agreements with PFHOF, an affiliate of HOFRE, and certain government entities, which outline the rights and obligations of each of the parties with regard to the property on which the Hall of Fame Village powered by Johnson Controls sits, portions of which are owned by the Company and portions of which are net leased to the Company by the government entities (see Note 7 for additional information). Under these agreements, the PFHOF and the government entities are entitled to use portions of the Hall of Fame Village powered by Johnson Controls on a direct-cost basis.

COVID-19

During 2020 and continuing into 2021, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted the Company’s business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and National Youth Football and Sports Complex, which negatively impacts the Company’s ability to sell sponsorships. Also, the Company opened its newly renovated DoubleTree by Hilton in Canton in November 2020, but the occupancy rate has been negatively impacted by the pandemic. The impact of these disruptions and the extent of their adverse impact on its financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization and Nature of Business (continued)

Liquidity

The Company has sustained recurring losses and negative cash flows from operations through March 31, 2021. In addition, the Company has significant debt obligations maturing in the 12 month period subsequent to the date these consolidated financial statements are issued. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of March 31, 2021, the Company had approximately $50 million of cash and cash equivalents and $18 million of restricted cash, respectively.

On January 28, 2021, the Company executed a binding term sheet with IRG, LLC pursuant to which the Company agreed to issue and sell to IRG, LLC in a private placement of preferred stock and warrants to purchase shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), for a purchase price of $15 million. The private placement is expected to close in the second quarter of 2021. In addition, during February 2021, the Company received approximately $34.5 million from the issuance of shares of its Common Stock, net of offering costs. The Company will deposit up to $25 million of the net proceeds from the private placement and the underwritten public offering in the account (the “Proceeds Account”) controlled by Aquarian (defined below) required under our term loan agreement among the Company, Newco, and certain of Newco’s subsidiaries, as borrowers, and Aquarian Credit Funding LLC (“Aquarian”), as lead arranger, administrative agent, collateral agent and representative of the lenders party thereto. The Company must have the lender’s prior written approval to withdraw any amounts from the Proceeds Account, pursuant to a budget and schedule agreed upon by the parties.

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of SEC Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2020, filed on May 12, 2021. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021.

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

The Company owns a 60% interest in Mountaineer GM, LLC (“Mountaineer”), whose results are consolidated into the Company’s results of operations. The Company acquired 60% of the equity interests in Mountaineer for a purchase price of $100 from one of its related parties. See Note 9 for additional information on the terms of the agreement. The portion of Mountaineer’s net (loss)/income that is not attributable to the Company is included in non-controlling interest.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Warrant Liability

The Company accounts for warrants for shares of the Company’s Common Stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. Such warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such Common Stock warrants. At that time, the portion of the warrant liability related to such Common Stock warrants will be reclassified to additional paid-in capital.

Property and Equipment and Project Development Costs

Property and equipment are recorded at historical cost and are depreciated using the straight-line method over the estimated useful lives of the assets. During the construction period, the Company capitalizes all costs related to the development of the Hall of Fame Village powered by Johnson Controls. Project development costs include predevelopment costs, amortization of finance costs, real estate taxes, insurance, and other project costs incurred during the period of development. The capitalization of costs began during the preconstruction period, which the Company defines as activities that are necessary to the development of the project. The Company ceases cost capitalization when a portion of the project is held available for occupancy and placed into service. This usually occurs upon substantial completion of all costs necessary to bring a portion of the project to the condition needed for its intended use, but no later than one year from the completion of major construction activity. The Company will continue to capitalize only those costs associated with the portion still under construction. Capitalization will also cease if activities necessary for the development of the project have been suspended. As of March 31, 2021, the second two phases of the project remained subject to such capitalization.

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

Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive Common Stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants, (ii) vesting of restricted stock units and restricted stock awards, and (iii) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

At March 31, 2021 and March 31, 2020, the following outstanding Common Stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive. The Company was not a public entity as of March 31, 2020; therefore, no warrants, restricted stock awards, or restricted stock units were potentially dilutive securities.

	For the Three Months Ended March 31,
	2021	2020
Warrants to purchase shares of Common Stock	39,298,421	-
Restricted stock awards to purchase shares of Common Stock	477,286	-
Restricted stock units to purchase shares of Common Stock	3,171,454	-
Total potentially dilutive securities	42,947,161	-

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

The Company generates revenues from various streams such as sponsorship agreements, rents, cost recoveries, events, hotel operation, Hall of Fantasy League, and through the sale of non-fungible tokens. The sponsorship arrangements, in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time, recognized revenue on a straight-line basis over the time period specified in the contract. Refer to Note 6 for more details. Revenue for rents, cost recoveries and events are recognized at the time the respective event or service has been performed.

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

Advertising

The Company expenses all advertising and marketing costs as they are incurred. Total advertising and marketing costs for the three months ended March 31, 2021 and 2020 were $275,858 and $217,687, respectively, which are recorded as property operating expenses on the Company’s consolidated statements of operations.

Software Development Costs

The Company recognizes all costs incurred to establish technological feasibility of a computer software product to be sold, leased, or otherwise marketed as research and development costs. Prior to the point of reaching technological feasibility, all costs shall be charged to expense when incurred. Once the development of the product establishes technological feasibility, the Company will begin capitalizing these costs. Technological feasibility is established when a product design and working model have been completed and the completeness of the working model and its consistency with the product design have been confirmed through testing.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

The Company uses Levels 1 and 3 of the fair value hierarchy to measure the fair value of its warrant liabilities. The Company revalues such liabilities at every reporting period and recognizes gains or losses as change in fair value of warrant liabilities in the consolidated statements of operations that are attributable to the change in the fair value of the warrant liabilities.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2021
Warrant liabilities – Public Warrants	1	$26,260,000
Warrant liabilities – Private Warrants	3	2,500,000
Warrant liabilities – November Warrants	3	17,252,000
Warrant liabilities – December Warrants	3	38,286,000
Fair value of aggregate warrant liabilities as of March 31, 2021		$84,298,000

The Public Warrants are classified as Level 1 due to the use of an observable market quote in the active market. Level 3 financial liabilities consist of the Private Warrants, November Warrants, and December Warrants, for which there is no current market for these securities such as the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Warrants	November Warrants	December Warrants	Total Warrant Liability
Fair value as of December 31, 2020	$4,130,000	$420,000	$9,781,000	$4,781,000	$19,112,000

Settlement of warrants exercised	-	-	(51,165,000)	-	(51,165,000)
Change in fair value, exercised			43,542,000		43,542,000
Change in fair value, outstanding	22,130,000	2,080,000	15,094,000	33,505,000	72,809,000

Fair value as of March 31, 2021	$26,260,000	$2,500,000	$17,252,000	$38,286,000	$84,298,000

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of March 31, 2021 are below:

	Private Warrants	November Warrants	December Warrants
Term (years)	4.2	4.6	4.7
Stock price	$5.02	$5.02	$5.02
Exercise price	$11.50	$1.40	$1.40
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	46.6%	49.5%	49.5%
Risk free interest rate	0.7%	0.9%	0.9%

Number of shares	1,480,000	4,530,302	10,036,925
Value (per share)	$0.28	$3.81	$3.81

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

Classification for both lessees and lessors is based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. ASU 2016-02 also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The Company is currently evaluating the impact of the pending adoption of this new standard on its condensed consolidated financial statements.

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements,” which requires an entity (a lessee or lessor) to provide transition disclosures under Topic 250 upon adoption of Topic 842. In February 2020, the FASB issued ASU 2020-02, “Financial Instruments – Credit Losses (Topic 326): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases.” The ASU adds and amends SEC paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard. This new standard is effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its condensed consolidated financial statements.

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

Subsequent Events

Subsequent events have been evaluated through May 14, 2021, the date the condensed consolidated financial statements were issued. Other than what has been disclosed in the condensed consolidated financial statements in Note 12, no other events have been identified requiring disclosure or recording.

Note 3: Property and Equipment

Property and equipment consists of the following:

	Useful Life	March 31, 2021	December 31, 2020
Land		$2,300,564	$535,954
Land improvements	25 years	31,078,211	31,078,211
Building and improvements	15 to 39 years	157,913,580	158,020,145
Equipment	5 to 10 years	2,520,532	2,165,882
Property and equipment, gross		193,812,887	191,800,192

Less: accumulated depreciation		(40,365,366)	(37,444,429)
Property and equipment, net		$153,447,521	$154,355,763

Project development costs		$116,017,357	$107,969,139

For the three months ended March 31, 2021 and 2020, the Company recorded depreciation expense of $2,920,937 and $2,722,120, respectively. For the three months ended March 31, 2021 and 2020, the Company incurred $8,218,308 and $7,360,832 of capitalized project development costs, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net

Notes payable, net consisted of the following at March 31, 2021:

	Gross	Discount	Net	Interest Rate	Maturity Date
TIF loan	$9,654,000	$(1,653,137)	$8,000,863	5.20%	7/31/2048
7% Series A Cumulative Redeemable Preferred Stock	1,800,000	-	1,800,000	7.00%	2/26/2023
City of Canton Loan	3,500,000	(7,392)	3,492,608	5.00%	7/1/2027
New Market/SCF	2,999,989	-	2,999,989	4.00%	12/30/2024
Constellation EME	8,944,408	-	8,944,408	6.05%	12/31/2022
JKP Capital loan	6,953,831	(13,547)	6,940,284	12.00%	12/2/2021
MKG DoubleTree Loan	15,300,000	(354,204)	14,945,796	5.00%	3/31/2022
Convertible PIPE Notes, plus PIK accrual	22,348,617	(13,028,557)	9,320,060	10.00%	3/31/2025
Canton Cooperative Agreement	2,670,000	(179,617)	2,490,383	3.85%	5/15/2040
Aquarian Mortgage Loan	40,000,000	(1,602,604)	38,397,396	10.00%	11/30/2021
Constellation EME #2	5,100,000	-	5,100,000	5.93%	4/30/2026
Total	$119,270,845	$(16,839,058)	$102,431,787

Notes payable, net consisted of the following at December 31, 2020:

	Gross	Discount	Net
TIF loan	$9,654,000	$(1,666,725)	$7,987,275
Syndicated unsecured term loan	170,090	-	170,090
7% Series A Cumulative Redeemable Preferred Stock	1,800,000	-	1,800,000
Naming rights securitization loan	1,821,559	(113,762)	1,707,797
City of Canton Loan	3,500,000	(7,681)	3,492,319
New Market/SCF	2,999,989	-	2,999,989
Constellation EME	9,900,000	-	9,900,000
Paycheck protection plan loan	390,400	-	390,400
JKP Capital loan	6,953,831	(13,887)	6,939,944
MKG DoubleTree Loan	15,300,000	(443,435)	14,856,565
Convertible PIPE Notes, plus PIK accrual	21,797,670	(13,475,202)	8,322,468
Canton Cooperative Agreement	2,670,000	(181,177)	2,488,823
Aquarian Mortgage Loan	40,000,000	(2,156,303)	37,843,697
Total	$116,957,539	$(18,058,172)	$98,899,367

During the three months ended March 31, 2021 and 2020, the Company recorded amortization of note discounts of $1,234,114 and $3,234,413, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded paid-in-kind interest of $380,860 and $552,903, respectively.

For more information on the notes payable above, please see Note 4 of the Company’s Annual Report on Form 10-K/A, as filed on May 12, 2021.

7% Series A Cumulative Redeemable Preferred Stock

The Company had 1,800 shares of 7% Series A Cumulative Redeemable Preferred Stock outstanding and 52,800 authorized as of March 31, 2021 and December 31, 2020. This preferred stock is required to be redeemed in cash after five years from the date of issuance and is recorded in notes payable, net on the Company’s consolidated balance sheet.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Accrued Interest on Notes Payable

As of March 31, 2021 and December 31, 2020, accrued interest on notes payable, were as follows:

	March 31, 2021	December 31, 2020
TIF loan	$131,079	$-
Preferred equity loan	27,125	27,125
New Market/SCF	22,112	-
Constellation EME	-	248,832
Paycheck protection plan loan	-	2,706
City of Canton Loan	8,847	4,472
JKP Capital Note	625,451	416,836
MKG Doubletree loan	-	67,716
Canton Cooperative Agreement	54,035	20,593
Aquarian Mortgage Loan	-	333,333
Total	$868,649	$1,121,613

The amounts above were included in accounts payable and accrued expenses and other liabilities on the Company’s consolidated balance sheet, as follows:

	March 31, 2021	December 31, 2020
Accounts payable and accrued expenses	$841,524	$1,094,488
Other liabilities	27,125	27,125
	$868,649	$1,121,613

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Paycheck Protection Program Loan

On April 22, 2020, the Company obtained a Paycheck Protection Program Loan (“PPP Loan”) for $390,400. The PPP Loan had a fixed interest rate of 1%, required the Company to make 18 monthly payments beginning on November 22, 2020, with a maturity date of April 22, 2022, subject to debt forgiveness provisions from the Small Business Association. On February 1, 2021, the Company obtained notice from the Small Business Association that the full outstanding amount of the PPP Loan was forgiven. The Company recognized the forgiveness of the PPP Loan as “Gain on Forgiveness of Debt” in the Company’s unaudited condensed consolidated statement of operations.

Convertible PIPE Notes

On July 1, 2020, concurrently with the closing of the Business Combination, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain funds managed by Magnetar Financial, LLC and other purchasers (together, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) $20,721,293 in aggregate principal amount of the Company’s 8.00% Convertible Notes due 2025 (the “PIPE Notes”). Pursuant to the terms of the Note Purchase Agreement, the PIPE Notes may be converted into shares of Common Stock at a conversion price initially equal to $11.50 per share, subject to customary adjustment. Accordingly, the aggregate amount of PIPE Notes issued and sold in the Private Placement is convertible into 1,801,851 shares of Common Stock based on the conversion rate applicable on July 1, 2020. The conversion rate will convert at a conversion price of $11.50 per share based upon the conversion rate applicable on July 1, 2020. There are also Note Redemption Warrants that may be issued pursuant to the Note Purchase Agreement upon redemption of the PIPE Notes that will be exercisable for a number of shares of Common Stock to be determined at the time any such warrant is issued. The exercise price per share of Common Stock of any warrant will be set at the time such warrant is issued pursuant to the Note Purchase Agreement.

The PIPE Notes provide for a conversion price reset such that, if the last reported sale price of the Common Stock is less than or equal to $6.00 for any ten trading days within any 30 trading day period preceding the maturity date, then the conversion price is adjusted down $6.90 per share. On July 28, 2020, the conversion price reset was triggered. On this date, the Company recorded a beneficial conversion feature of $14,166,339, which will be amortized over the remaining term of the PIPE Notes using the effective interest method. The Company recorded $446,644 on amortization of debt discount related to the contingent beneficial conversion feature for the three months ended March 31, 2021 in the Company’s consolidated statements of operations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Constellation EME #2

On February 1, 2021, the Company entered into a loan facility with Constellation whereby it may borrow up to $5,100,000 (the “Constellation EME #2”). The proceeds of the Constellation EME #2 are to be held in escrow by a custodian to fund future development costs. The proceeds will be released from escrow as development costs are incurred. The maturity date is April 30, 2026 and payments are due in 60 monthly installments totaling $6,185,716, with an effective interest rate of 8.7%.

The Company also has a sponsorship agreement with Constellation. Refer to Note 6 for additional information.

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of March 31, 2021 are as follows:

For the years ended December 31,	Amount
2021 (nine months)	$51,583,589
2022	21,891,174
2023	1,516,602
2024	4,649,120
2025	25,820,130
Thereafter	13,810,230
Total Gross Principal Payments	$119,270,845

Less: Discount	(16,839,058)

Total Net Principal Payments	$102,431,787

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

2020 Omnibus Incentive Plan

On July 1, 2020, in connection with the closing of the Business Combination, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately upon the closing of the Business Combination. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan is 1,812,728 shares. As of March 31, 2021, 516,289 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Issuance of Restricted Stock Awards

The Company’s activity in restricted Common Stock was as follows for the three months ended March 31, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2021	477,286	$9.30
Granted	-
Vested	-
Non–vested at March 31, 2021	477,286	$9.30

For the three months ended March 31, 2021 and 2020, the Company recorded $554,547 and $0, in employee and director stock-based compensation expense. As of March 31, 2021, unamortized stock-based compensation costs related to restricted share arrangements was $2,772,733 and will be recognized over a weighted average period of 1.25 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Units

On January 22, 2021, the Company granted an aggregate of 1,671,521 RSUs to its employees under the 2020 Omnibus Incentive Plan. The RSUs were valued at $1.97 per share, the value of the common stock on the date of grant. The RSUs vest one third on January 22, 2021, one third on January 22, 2022, and one third on January 22, 2023.

The Company’s activity in restricted stock units was as follows for three months ended March 31, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2021	1,499,933	$2.49
Granted	1,671,521	$1.97
Vested	-
Forfeited	-	-
Non–vested at March 31, 2021	3,171,454	$2.22

For the three months ended March 31, 2021 and 2020, the Company recorded $831,996 and $0, respectively, in employee and director stock-based compensation expense, which is a component of property operating expenses in the consolidated statement of operations. As of March 31, 2021, unamortized stock-based compensation costs related to restricted stock units was $5,696,954 and will be recognized over a weighted average period of 2.13 years.

Warrants

The Company’s warrant activity was as follows for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2021	55,303,832	$5.92	4.73
Exercised	(16,005,411)	$1.40
Outstanding – March 31, 2021	39,298,421	$7.76	6.31	$52,733,362
Exercisable – March 31, 2021	29,261,496	$7.40	5.10	$16,399,693

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

February 2021 Public Offering and Over-allotment

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

Proposed Private Placement of Preferred Stock and Warrants to Purchase Common Stock

On January 28, 2021, the Company executed a binding term sheet with IRG, LLC pursuant to which the Company agreed to issue and sell to IRG, LLC in a private placement for a purchase price of $15,000,000 (i) shares of a new series of preferred stock, which are convertible into shares of the Common Stock, having an aggregate liquidation preference of $15,000,000, and (ii) a number of warrants, convertible into shares of the Common Stock at an exercise price of $6.90 per share, equal to 50% of the liquidation preference of the preferred stock to be sold divided by the closing price of the Common Stock on a specified date (the “New Private Placement”). The New Private Placement is expected to close in the second quarter of 2021. If the Company consummates the New Private Placement, the Company intends to use the net proceeds for general corporate purposes. The Company cannot give any assurance that the New Private Placement will be completed on the terms described herein, on a timely basis or at all. On May 13, 2021, the Company entered into a stock purchase agreement with IRG, LLG to formalize the binding term sheet.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments

Johnson Controls, Inc.

On July 2, 2020, the Company entered into an Amended and Restated Sponsorship and Naming Rights Agreement (the “Amended Sponsorship Agreement”) among Newco, PFHOF and Johnson Controls, Inc. (“JCI”), that amended and restated the Sponsorship and Naming Rights Agreement, dated as of November 17, 2016 (the “Original Sponsorship Agreement”). Among other things, the Amended Sponsorship Agreement: (i) reduced the total amount of fees payable to Newco during the term of the Amended Sponsorship Agreement from $135 million to $99 million; (ii) restricted the activation proceeds from rolling over from year to year with a maximum amount of activation proceeds in one agreement year to be $750,000; and (iii) renamed the “Johnson Controls Hall of Fame Village” to “Hall of Fame Village powered by Johnson Controls”. This is a prospective change, which the Company reflected beginning in the third quarter of 2020.

JCI has the right to terminate the agreement if Phase II is not substantially complete by January 2, 2024.

As of March 31, 2021, scheduled future cash to be received and required activation spend under the non-cancellable period of the agreement are as follows:

	Unrestricted	Activation	Total
2021 (nine months)	$3,968,750	$750,000	$4,718,750
Total	$3,968,750	$750,000	$4,718,750

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Amended Sponsorship Agreement. During the three months ended March 31, 2021 and 2020, the Company recognized $1,109,062 and $1,237,347 of net sponsorship revenue related to this deal, respectively. Accounts receivable from JCI totaled $0 and $0 at March 31, 2021 and December 31, 2020, respectively.

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

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended March 31, 2021 and 2020, the Company recognized $4,491 and $44,852 of net sponsorship revenue related to this deal, respectively. Accounts receivable from Aultman totaled $0 and $0 at March 31, 2021 and December 31, 2020, respectively.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

First Data Merchant Services LLC

In December 2018, the Company and PFHOF entered into an 8-year licensing agreement with First Data Merchant Services LLC (“First Data”) and Santander Bank. As of March 31, 2021, scheduled future cash to be received under the agreement are as follows:

Year ending December 31, 2020:

2021 (nine months)	$200,000
2022	150,000
2023	150,000
2024	150,000
2025	150,000
Thereafter	150,000

Total	$950,000

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended March 31, 2021 and 2020, the Company recognized $36,635 and $37,042 of net sponsorship revenue related to this deal, respectively. As of March 31, 2021 and December 31, 2020, accounts receivable from First Data totaled $94,776 and $58,141, respectively.

Constellation NewEnergy, Inc.

On December 19, 2018 the Company and PFHOF entered into a sponsorship and services agreement with Constellation (the “Constellation Sponsorship Agreement”) whereby Constellation and its affiliates will provide the gas and electric needs in exchange for certain sponsorship rights. The original term of the Company’s Constellation Sponsorship Agreement was through December 31, 2028, however, in June 2020, the Company entered into an amended contract with Constellation which extended the term of the Constellation Sponsorship Agreement through December 31, 2029.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Constellation NewEnergy, Inc. (continued)

As of March 31, 2021, scheduled future cash to be received and required activation spend under the agreement are as follows:

	Unrestricted	Activation	Total
2021 (nine months)	$-	$-	$-
2022	1,396,000	200,000	1,596,000
2023	1,423,220	200,000	1,623,220
2024	1,257,265	166,000	1,423,265
2025	1,257,265	166,000	1,423,265
Thereafter	5,029,057	664,000	5,693,057

Total	$10,362,807	$1,396,000	$11,758,807

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Constellation Sponsorship Agreement. During the three months ended March 31, 2021 and 2020, the Company recognized $289,165 and $326,736 of net sponsorship revenue related to this deal, respectively. Accounts receivable from Constellation totaled $91,032 and $1,101,867 at March 31, 2021 and December 31, 2020, respectively.

Turf Nation, Inc.

During October 2018, the Company entered into a 5-year sponsorship agreement with Turf Nation, Inc. (“Turf Nation”). Under the terms of the agreement, the Company will receive payments over the term based on the sale of Turf Nation products based on rates defined in the sponsorship agreement. The minimum guaranteed fee per year beginning in 2020 is $50,000 per year.

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended March 31, 2021 and 2020, the Company recognized $14,786 and $14,951 of net sponsorship revenue related to this deal, respectively. Accounts receivable from Turf Nation totaled $146,878 and $132,092 at March 31, 2021 and December 31, 2020, respectively.

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

For the year ended December 31, 2020:

2021 (nine months)	$243,925
2022	321,900
2023	321,900
2024	321,900
2025	321,900
Thereafter	41,320,800

Total	$42,852,325

Rent expense on operating leases totaled $77,975 and $100,949 during the three months ended March 31, 2021 and 2020, and is recorded as a component of property operating expenses on the Company’s consolidated statement of operations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7: Other Commitments (continued)

SMG Management Agreement

On September 1, 2019, the Company entered into a Service Agreement with SMG to manage the Tom Benson Hall of Fame Stadium operations. Under that agreement, the Company incurs an annual management fee of $200,000. Management fee expense for the three months ended March 31, 2021 and 2020 was $50,000 and $50,000, respectively, which is included in property operating expenses on the Company’s consolidated statements of operations. The agreement term shall end on December 31, 2022.

Employment Agreements

The Company has employment agreements with many of its key executive officers that usually have terms between one year and three years.

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct and control management and operation of the DoubleTree Canton Downtown Hotel. In consideration of the services performed by Crestline, the Company agreed to the greater of: 2% of gross revenues or $10,000 per month in base management fees and other operating expenses. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024. For the three months ended March 31, 2021 and 2020, the Company paid and incurred $30,000 and $0 in management fees, respectively.

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

Note 8: Contingencies

During the normal course of its business, the Company is subject to occasional legal proceedings and claims. The Company does not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Due to IRG Member	$1,700,174	$1,456,521
Due to IRG Affiliate	163,214	140,180
Due to PFHOF	59,480	126,855
Total	$1,922,868	$1,723,556

IRG Canton Village Member, LLC, a member of HOF Village, LLC controlled by our director Stuart Lichter (the “IRG Member”) and an affiliate provide certain supporting services to the Company. As noted in the Operating Agreement of HOF Village, LLC, an affiliate of the IRG Member, IRG Canton Village Manager, LLC, the manager of HOF Village, LLC controlled by our director Stuart Lichter, may earn a master developer fee calculated as 4.0% of development costs incurred for the Hall of Fame Village powered by Johnson Controls, including, but not limited to site assembly, construction supervision, and project financing. These development costs incurred are netted against certain costs incurred for general project management.

For the three months ended March 31, 2021 and 2020, costs incurred under these arrangements were $0 and $128,772, respectively, which were included in Project Development Costs.

The amounts due to the IRG Member above are for development fees, human resources support, and the Company’s engagement with them to identify and obtain naming rights sponsorships and other entitlement partners for the Company. The Company and IRG Member have an arrangement whereby the Company pays IRG Member $15,000 per month plus commissions. For both the three months ended March 31, 2021 and 2020, the Company incurred $45,000 in costs to this affiliate, respectively.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Related-Party Transactions (continued)

License Agreement

On March 10, 2016, the Company entered into a license agreement with PFHOF, whereby the Company has the ability to license and use certain intellectual property from PFHOF in exchange for the Company paying a fee based on certain sponsorship revenue and expenses. On December 11, 2018, the license agreement was amended to change the calculation of the fee to be 20% of eligible sponsorship revenue. The license agreement was further amended in a First Amended and Restated License Agreement, dated September 16, 2019. The license agreement expires on December 31, 2033. During the three months ended March 31, 2021 and 2020, the Company recognized expenses of $105,221 and $1,001,604, respectively, which are included in property operating expenses on the Company’s consolidated statements of operations.

Media License Agreement

On November 11, 2019, the Company entered into a Media License Agreement with PFHOF. On July 1, 2020, the Company entered into an Amended and Restated Media License Agreement that terminates on December 31, 2034. In consideration of a license to use certain intellectual property of PFHOF, the Company agreed to pay to PFHOF minimum guaranteed license fees of $1,250,000 each year during the term. After the first five years of the agreement, the minimum guarantee shall increase by 3% on a year-over-year basis. The first annual minimum payment is due July 1, 2021, subject to potential acceleration in the event of earlier use. There were no license fees incurred during the three months ended March 31, 2021 and 2020 under the Media License Agreement.

Other Liabilities

Other liabilities consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Activation fund reserves	$4,231,326	$3,780,343
Deferred revenue	882,786	1,709,126
Total	$5,114,112	$5,489,469

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

Note 10: Concentrations

For the three months ended March 31, 2021, two customers represented approximately 58% and 15% of the Company’s sponsorship revenue. For the three months ended March 31, 2020, two customers represented approximately 63% and 17% of the Company’s sponsorship revenue. At March 31, 2021, three customers represented approximately 39%, 26% and 16% of the Company’s accounts receivable. At December 31, 2020, two customers represented approximately 71% and 15% of the Company’s accounts receivable.

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

Note 11: Defined Contribution Plan

The Company has a defined contribution plan (the “Defined Contribution Plan”) whereby employer contributions are discretionary and determined annually. In addition, the Defined Contribution Plan allows participants to make elective deferral contributions through payroll deductions, of which the Company will match a portion of those contributions. During the three months ended March 31, 2021 and 2020, the Company expensed matching contributions of $29,038 and $28,261, respectively.

Note 12: Subsequent Events

On May 13, 2021, the Company filed a certificate of designation with the state of Delaware to designate 15,200 shares of Series B Preferred Stock.

On May 13, 2021, in accordance with the previously announced binding term sheet dated January 28, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with IRG, LLC (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser for a purchase price of $15 million in a private placement (i) 15,000 shares of 7.00% Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which are convertible into shares of the Company’s Common Stock, having an aggregate liquidation preference of $15 million plus any accrued but unpaid dividends to the date of payment, and (ii) 2,450,980 warrants, with a term of three years, exercisable six months after issuance, each exercisable for one share of Common Stock at an exercise price of $6.90 per share, subject to certain adjustments (the “Series D Warrants”).

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Form 10-K/A for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on May 12, 2021, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Business Overview

The Company is a resort and entertainment company located in Canton, Ohio, leveraging the power and popularity of professional football in partnership with the Pro Football Hall of Fame. The Company was formed in 2015 by initial equity members IRG Canton Village Member, LLC, a Delaware limited liability company, and Hall of Fame Village, Inc., an Ohio corporation (which transferred its membership interest to its parent, the Pro Football Hall of Fame, in 2019). In 2016, the Company was rebranded as Johnson Controls Hall of Fame Village based on a strategic long-term naming rights agreement completed with Johnson Controls, a global Fortune 500 company listed on the NYSE. The Company expects to create a diversified set of revenue streams through developing themed attractions, premier entertainment programming, sponsorships and media. The strategic plan has been developed in three phases of growth.

The first phase of the Hall of Fame Village powered by Johnson Controls is operational, consisting of the Tom Benson Hall of Fame Stadium, the National Youth Football & Sports Complex, and a media company. In August 2017, the Company completed the construction of the Tom Benson Hall of Fame Stadium, a sports and entertainment venue with a seating capacity of approximately 23,000. The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the NFL Hall of Fame Game, Enshrinement and the Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. In 2016, the Company opened the National Youth Football & Sports Complex, which consists of eight full-sized, multi-use regulation football fields, five of which have been completed in Phase I. The facility hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse and soccer. In 2017, the Company formed a sports and entertainment media company, HOF Village Media Group, LLC, leveraging the sport of professional football to produce exclusive programming using the extensive content controlled by the Pro Football Hall of Fame, as well as new programming assets developed from live events such as tournaments, camps and sporting events held at the National Youth Football & Sports Complex and the Tom Benson Hall of Fame Stadium.

The Company is developing new hospitality, attraction and corporate assets surrounding the Pro Football Hall of Fame Museum as part of a Phase II development plan. Plans for future components of the Hall of Fame Village powered by Johnson include two premium hotels (one on campus and one in downtown Canton about five minutes from campus that was opened in Q4 2020), an indoor waterpark the Center for Excellence (an office building including retail and dining establishments), the Center for Performance (a convention center/field house), and the Hall of Fame Retail Promenade.

Key Components of the Company’s Results of Operations

Revenue

The Company’s sponsorship revenue is derived from its agreements with third parties such as Johnson Controls and Constellation NewEnergy. These sponsorship agreements are generally multi-year agreements to provide cash or some other type of benefit to the Company. Some agreements require the Company to use a portion of the sponsorship revenue to incur marketing and other activation costs associated with the agreement, and this revenue is shown net of those associated costs. Additionally, the Company’s Tom Benson Hall of Fame Stadium is used to host premier entertainment and sports events to generate event revenues. In addition to top entertainers, the stadium is used to host a variety of sporting events, including high school, college and professional football games throughout the year. The Company plans to continue to expand programming where applicable for its live event business. The Company’s other revenue is derived primarily from rents and cost reimbursement.

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

Impact of COVID-19

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

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended March 31, 2021 and the comparable period in 2020:

	For the Three Months Ended March 31,
	2021	2020

Revenues
Sponsorships, net of activation costs	$1,475,436	$1,660,928
Rents and cost recoveries	41,883	274,780
Event revenues	1,662	27,833
Hotel revenues	396,338	-
Total revenues	$1,915,319	$1,963,541

Operating expenses
Property operating expenses	6,008,999	6,683,986
Hotel operating expenses	766,165	-
Commission expense	166,667	450,854
Depreciation expense	2,920,937	2,722,120
Total operating expenses	$9,862,768	$9,856,960

Loss from operations	(7,947,449)	(7,893,419)

Other expense
Interest expense	(955,308)	(2,010,010)
Amortization of discount on note payable	(1,234,114)	(3,234,413)
Change in fair value of warrant liability	(116,351,000)	-
Gain on forgiveness of debt	390,400	-
Total other expense	$(118,150,022)	$(5,244,423)

Net loss	$(126,097,471)	$(13,137,842)

Non-controlling interest	(49,711)	-

Net loss attributable to HOFRE stockholders	$(126,147,182)	$(13,137,842)

Net loss per share – basic and diluted	$(1.67)	$(2.42)

Weighted average shares outstanding, basic and diluted	75,350,163	5,436,000

Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020

Sponsorship Revenues

The Company’s sponsorship revenues was $1,475,436 for the three months ended March 31, 2021 as to $1,475,436 as compared to $1,660,928 for the three months ended March 31, 2020, for a decrease of $185,492, or 11.17%. This decrease was primarily driven by the cancellation of a smaller sponsorship agreement as well as the impact of revisions to two sponsorship agreements effective in the third quarter of 2020.

Rents and cost recoveries

The Company’s revenue from rents and cost recoveries was $41,883 for the three months ended March 31, 2021 compared to $274,780 for the three months ended March 31, 2020, for a decrease of $232,897, or 84.76%. This decrease was primarily driven by the cancellation of many youth sports events in the first quarter of 2021 due to the COVID-19 pandemic that the Company was previously able to hold in the first quarter of 2020.

Event Revenues

The Company’s event revenue was $1,662 for the three months ended March 31, 2021 compared to $27,833 from the three months ended March 31, 2020, for a decrease of $26,171, or 94.03%. This decrease was primarily driven by the cancellation of private events that were scheduled to be held in the stadium during the COVID-19 pandemic.

Hotel Revenues

The Company’s hotel revenue was $396,338 for the three months ended March 31, 2021 compared to $0 from the three months ended March 31, 2020. This was driven by the opening of the DoubleTree Hotel in November 2020.

Property Operating Expenses

The Company’s property operating expense was $6,008,999 for the three months ended March 31, 2021 as compared to $6,683,986 for the three months ended March 31, 2020, for a decrease of $674,987, or 10.10%. This decrease was driven by lower event expenses of $348,847 related to the 2021 Super Bowl and cancelled youth sports events due to the COVID-19 pandemic.

Hotel Operating Expenses

The Company’s hotel operating expense was $766,165 for the three months ended March 31, 2021 as compared to $0 for the three months ended March 31, 2020. This increase was driven by the Company incurring operating expenses related to the DoubleTree Hotel opening in November 2020.

Commission Expense

The Company’s commission expense was $166,667 for the three months ended March 31, 2021, as compared to $450,854 for the three months ended March 31, 2020, for a decrease of $284,187, or 63.03%. The decrease in commission expense is primarily the result of final prior year commissions’ fees paid in the first quarter of 2020 per the agreements in place at that time.

Depreciation Expense

The Company’s depreciation expense was $2,920,937 for the three months ended March 31, 2021 compared to $2,722,120 for the three months ended March 31, 2020, for an increase of $198,817, or 7.30%. The increase in depreciation expense is primarily the result of additional depreciation expense incurred due to the DoubleTree Hotel opening in November 2020 as well as renovations completed at the Company’s temporary office location earlier in the second quarter of 2020.

Interest Expense

The Company’s total interest expense was $955,308 for the three months ended March 31, 2021, compared to $2,010,010 for the three months ended March 31, 2020, for a decrease of $1,054,702, or 52.47%. The decrease in total interest expense is primarily due to extinguishment of select debt instruments at the close of the Business Combination and the cancellation of a note we owed IRG in exchange for issuance of shares of the Company’s common stock, par value $0.0001 (“Common Stock”) and warrants in December, as well as changes in interest rates and certain interest expense due to affiliate that was waived under a revised agreement at June 30, 2020.

Amortization of Debt Discount

The Company’s total amortization of debt discount was $1,234,114 for the three months ended March 31, 2021, compared to $3,234,413 for the three months ended March 31, 2020, for a decrease of $2,000,299, or 61.84%. The decrease in total amortization of debt discount is primarily due to the conversion of the Company’s various outstanding notes payable throughout the second half of 2020.

Change in Fair Value of Warrant Liability

The Company’s change in fair value warrant liability was a loss of $116,351,000 for the three months ended March 31, 2021 compared to $0 for the three months ended March 31, 2020 due primarily to an increase in the Company’s stock price.

Gain on Forgiveness of Debt

The Company’s gain on forgiveness of debt was $390,400 for the three months ended March 31, 2021, as compared to $0 for the three months ended March 31, 2020. The gain on forgiveness of debt is due to the forgiveness of the Company’s Paycheck Protection Program Loan during the first quarter of 2021.

Liquidity and Capital Resources

The Company has sustained recurring losses and negative cash flows from operations through March 31, 2021. In addition, the Company has significant debt obligations maturing in the 12 month period subsequent to the date these consolidated financial statements are issued. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of March 31, 2021, the Company had approximately $50 million of unrestricted cash and $18 million of restricted cash, respectively.

On January 28, 2021, the Company executed a binding term sheet with IRG pursuant to which the Company agreed to issue and sell to IRG in a private placement of preferred stock and warrants to purchase Common Stock for a purchase price of $15 million. In addition, during February 2020, the Company received approximately $34.5 million from the issuance of shares of its Common Stock, net of offering costs, in an underwritten public offering. See Note 5 to the condensed consolidated financial statements herein. The Company will deposit up to $25 million of the net proceeds from the private placement and the underwritten public offering in the Proceeds Account required under the Company’s term loan agreement. The Company must have the lender’s prior written approval to withdraw any amounts from the Proceeds Account, pursuant to a budget and schedule agreed upon by HOFV and the lender.

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

Cash Flows

Since inception, the Company has primarily used its available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Three Months Ended March 31,
	2021	2020
Cash (used in) provided by:
Operating Activities	$(7,860,779)	$(4,469,574)
Investing Activities	(16,656,538)	(7,164,875)
Financing Activities	53,012,404	17,149,751
Net increase in cash and restricted	$28,495,087	$5,515,302

Cash Flows for the Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020

Operating Activities

Net cash used in operating activities increased to $7,860,779 during the three months ended March 31, 2021, from $4,469,574 during the three months ended March 31, 2020. This increase was primarily driven by the Company’s net loss of $126,097,471, offset by non-cash depreciation expense of $2,920,937, amortization of note discounts of $1,234,114, payment-in-kind interest rolled into debt of $380,860, a gain on forgiveness of debt of $390,400, stock-based compensation expense of $1,386,543, and a change in fair value of warrant liability of $116,351,000. The changes in operating assets and liabilities consisted of a decrease in accounts receivable of $588,311, an increase in prepaid expenses and other assets of $1,503,762, a decrease in accounts payable and accrued expenses of $2,554,866, an increase in due to affiliates of $199,312, and a decrease in other liabilities of $375,357.

Net cash used in operating activities was $4,469,574 during the three months ended March 31, 2020, which consisted primarily of a net loss of $13,137,842, offset by non-cash depreciation expense of $2,722,120, amortization of note discounts of $3,234,413, prepaid rent of $1,463,093, and interest paid in kind of $552,903. The changes in operating assets and liabilities consisted of a decrease in accounts receivable of $239,783, an increase in prepaid expenses and other assets of $4,670, a decrease in accounts payable and accrued expenses of $275,749, an increase in due to affiliates of $2,294,821, and an increase in other liabilities of $1,367,740.

Investing Activities

Net cash used in investing activities increased to $16,656,538 during the three months ended March 31, 2021 from $7,164,875 during the three months ended March 31, 2020. This increase consisted solely of cash used for project development costs.

Financing Activities

Net cash provided by financing activities increased to $53,012,404 during the three months ended March 31, 2021 from $17,149,751 during the three months ended March 31, 2020. This increase consisted primarily of $5,100,000 in proceeds from notes payable, $31,746,996 of proceeds from equity raises, and $18,957,562 of proceeds from the exercise of warrants, offset by $2,777,154 in repayments of notes payable, and $15,000 in payment of financing costs.

Net cash provided by financing activities was $17,149,751 during the three months ended March 31, 2020, which consisted primarily of $19,109,624 in proceeds from notes payable, offset by $1,825,630 in repayments of notes payable and $134,243 in payment of financing costs.

Contractual Obligations and Commitments

The following is a summary of the contractual obligations as of March 31, 2021 and the effect of such obligations are expected to have on the liquidity and cash flows in future periods:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable commitments	$119,270,845	$51,583,589	$28,056,896	$25,820,130	$13,810,229
Project and ground leases	$42,852,325	$243,925	$965,700	$965,700	$40,677,000
Total	$162,123,170	$51,827,514	$29,022,596	$26,785,830	$54,487,229

The Company has various debt covenants that require certain financial information to be met. If the Company does not meet the requirements of the debt covenants, the Company will be responsible for paying the full outstanding amount of the note immediately. As of March 31, 2021, we were in compliance with all relevant debt covenants.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weakness described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control over financial reporting had the following material weakness:

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, the Company successfully remediated its material weakness in regards to insufficient segregation of duties. Further, the Company was in the process of remediating its remaining material weakness and designing an effective internal control environment.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

During the normal course of its business, the Company is subject to occasional legal proceedings and claims.

Item 1A. Risk factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K/A for the year ended December 31, 2020.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

3.1	Certificate of Designations of 7.00% Series B Convertible Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 14, 2021)
4.1	Form of Series D Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 14, 2021)
10.1	Securities Purchase Term Sheet, dated January 28, 2021, between Hall of Fame Resort & Entertainment Company and IRG, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Form S-1 (File No. 333-252807), filed with the Commission on February 5, 2021)
10.2	Securities Purchase Agreement, dated May 13, 2021, between Hall of Fame Resort & Entertainment Company and IRG, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 14, 2021)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: May 14, 2021	By:	/s/ Michael Crawford
Michael Crawford
Chief Executive Officer
(Principal Executive Officer)