Form 10-Q
period 2021-06-30
Hall of Fame Resort & Entertainment Co
filed 2021-08-12
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(330) 458–9176

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

As of August 5, 2021, there were 94,993,462 shares of the registrant’s Common Stock, $.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$61,908,208	$7,145,661
Restricted cash	11,759,884	32,907,800
Accounts receivable, net	869,421	1,545,089
Prepaid expenses and other assets	8,954,346	6,920,851
Property and equipment, net	150,151,539	154,355,763
Project development costs	126,595,920	107,969,139
Total assets	$360,239,318	$310,844,303

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$103,534,759	$98,899,367
Accounts payable and accrued expenses	12,825,686	20,538,190
Due to affiliate	1,901,992	1,723,556
Warrant liability	55,805,000	19,112,000
Other liabilities	5,213,829	5,489,469
Total liabilities	179,281,266	145,762,582

Commitments and contingencies (Note 6 and 7)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,932,200 shares authorized; no shares issued or outstanding at June 30, 2021 and December 31, 2020	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 15,200 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 94,872,068 and 64,091,266 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	9,488	6,410
Additional paid-in capital	298,752,278	172,112,688
Accumulated deficit	(117,447,000)	(6,840,871)
Total equity attributable to HOFRE	181,314,768	165,278,227
Non-controlling interest	(356,716)	(196,506)
Total equity	180,958,052	165,081,721
Total liabilities and stockholders’ equity	$360,239,318	$310,844,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Sponsorships, net of activation costs	$1,508,402	$1,660,928	$2,983,838	$3,321,856
Rents and cost recoveries	55,078	42,657	96,961	317,437
Event revenues	5,057	-	6,719	27,833
Hotel revenues	795,222	-	1,191,560	-
Total revenues	2,363,759	1,703,585	4,279,078	3,667,126

Operating expenses
Property operating expenses	6,219,781	2,428,283	12,228,780	9,112,269
Hotel operating expenses	1,596,989	-	2,363,154	-
Commission expense	260,583	607,126	427,250	1,057,980
Depreciation expense	2,972,130	2,723,303	5,893,067	5,445,423
Total operating expenses	11,049,483	5,758,712	20,912,251	15,615,672

Loss from operations	(8,685,724)	(4,055,127)	(16,633,173)	(11,948,546)

Other income (expense)
Interest expense	(1,004,419)	(2,199,785)	(1,959,727)	(4,209,795)
Amortization of discount on note payable	(1,164,613)	(3,443,333)	(2,398,727)	(6,677,746)
Change in fair value of warrant liability	26,315,888	-	(90,035,112)	-
Gain on forgiveness of debt	-	-	390,400	-
Total other income (expense)	24,146,856	(5,643,118)	(94,003,166)	(10,887,541)

Net income (loss)	$15,461,132	$(9,698,245)	$(110,636,339)	$(22,836,087)

Series B preferred stock dividends	(130,000)	-	(130,000)	-
Non-controlling interest	209,921	-	160,210	-

Net income (loss) attributable to HOFRE stockholders	$15,541,053	$(9,698,245)	$(110,606,129)	$(22,836,087)

Net income (loss) per share, basic	$0.16	$(1.78)	$(1.30)	$(4.20)

Weighted average shares outstanding, basic	94,397,222	5,436,000	84,978,294	5,436,000

Net income (loss) per share, diluted	$-	$(1.78)	$(1.30)	$(4.20)

Weighted average shares outstanding, diluted	107,353,272	5,436,000	84,978,294	5,436,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(unaudited)

	Series B Convertible Preferred stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stockholders	Interest	Equity

Balance as of January 1, 2020	-	$-	5,436,000	$544	$-	$34,948,795	$34,949,339	$-	$34,949,339

Net loss	-	-	-	-	-	(9,698,245)	(9,698,245)	-	(9,698,245)

Balance as of March 31, 2020	-	$-	5,436,000	$544	$-	$25,250,550	$25,251,094	$-	$25,251,094

Contribution from members						3,699,000	3,699,000		3,699,000
Net loss	-	-	-	-	-	(13,137,842)	(13,137,842)	-	(13,137,842)

Balance as of June 30, 2020	-	$-	5,436,000	$544	$-	$15,811,708	$15,812,252	$-	$15,812,252

Balance as of January 1, 2021	-	$-	64,091,266	$6,410	$172,112,688	$(6,840,871)	$165,278,227	$(196,506)	$165,081,721

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	1,386,543	-	1,386,543	-	1,386,543
February 12, 2021 Capital Raise, net of offering costs	-	-	12,244,897	1,224	27,560,774	-	27,561,998	-	27,561,998
February 18, 2021 Overallotment, net of offering costs	-	-	1,836,734	184	4,184,814	-	4,184,998	-	4,184,998
Exercise of Warrants	-	-	16,005,411	1,601	73,570,976	-	73,572,577	-	73,572,577
Net loss	-	-	-	-	-	(126,147,182)	(126,147,182)	49,711	(126,097,471)

Balance as of March 31, 2021	-	$-	94,178,308	$9,419	$278,815,795	$(132,988,053)	$145,837,161	$(146,795)	$145,690,366

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	1,620,149	-	1,620,149	-	1,620,149
Issuance of vested RSUs	-	-	24,028	2	(2)	-	-	-	-
Exercise of Warrants	-	-	669,732	67	3,116,338	-	3,116,405	-	3,116,405
Sale of Series B preferred stock and warrants	15,200	2	-	-	15,199,998	-	15,200,000	-	15,200,000
Series B preferred stock dividends	-	-	-	-	-	(130,000)	(130,000)	-	(130,000)
Net income	-	-	-	-	-	15,671,053	15,671,053	(209,921)	15,461,132

Balance as of June 30, 2021	15,200	$2	94,872,068	$9,488	$298,752,278	$(117,447,000)	$181,314,768	$(356,716)	$180,958,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(110,636,339)	$(22,836,087)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	5,893,067	5,445,423
Amortization of note discounts	2,398,727	6,677,746
Interest paid in kind	952,012	2,199,714
Gain on forgiveness of debt	(390,400)	-
Change in fair value of warrant liability	90,035,112	-
Stock-based compensation expense	3,006,692	-
Changes in operating assets and liabilities:
Accounts receivable	675,668	(346,185)
Prepaid expenses and other assets	(2,033,495)	(3,550,720)
Accounts payable and accrued expenses	(2,060,008)	2,121,854
Due to affiliates	178,436	(3,619,101)
Other liabilities	(275,640)	3,441,126
Net cash used in operating activities	(12,256,168)	(10,466,230)

Cash Flows From Investing Activities
Additions to project development costs and property and equipment	(26,098,120)	(14,688,633)
Purchase of leasehold improvements	-	(156,390)
Net cash used in investing activities	(26,098,120)	(14,845,023)

Cash Flows From Financing Activities
Proceeds from notes payable	6,000,000	36,014,210
Repayments of notes payable	(4,309,947)	(5,572,102)
Payment of financing costs	(15,000)	(135,268)
Proceeds from sale of Series B preferred stock and warrants	15,200,000	-
Proceeds from equity raises, net of offering costs	31,746,996	-
Proceeds from exercise of warrants	23,346,870	-
Net cash provided by financing activities	71,968,919	30,306,840

Net increase in cash and restricted cash	33,614,631	4,995,587

Cash and restricted cash, beginning of period	40,053,461	8,614,592

Cash and restricted cash, end of period	$73,668,092	$13,610,179

Cash	$61,908,208	$2,149,500
Restricted Cash	11,759,884	11,460,679
Total cash and restricted cash	$73,668,092	$13,610,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,702,523	$1,463,074
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$5,782,496	$2,184,718
Settlement of warrant liability	$53,342,112	$-
Non-cash contribution from PFHOF in shared services agreement	$-	$3,699,000
Accrued dividends	$130,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

On July 1, 2020, the Company consummated a business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among the Company, GPAQ, GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to as the “Business Combination”.

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

COVID-19

Since 2020, the world has been, and continues to be, impacted by the novel coronavirus (“COVID-19”) pandemic. COVID-19 and measures to prevent its spread impacted the Company’s business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and National Youth Football and Sports Complex, which negatively impacts the Company’s ability to sell sponsorships. Also, the Company opened its newly renovated DoubleTree by Hilton in Canton in November 2020, but the occupancy rate has been negatively impacted by the pandemic. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations. With the State of Ohio relaxing restrictions and travel beginning to increase, the Company is targeting more events through the second half of 2021 and moving forward.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization and Nature of Business (continued)

Liquidity

The Company has sustained recurring losses and negative cash flows from operations through June 30, 2021. In addition, the Company has significant debt obligations maturing in the 12 month period subsequent to the date these unaudited condensed consolidated financial statements are issued. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of June 30, 2021, the Company had approximately $62 million of unrestricted cash and cash equivalents and $12 million of restricted cash, respectively.

On June 4, 2021, the Company completed a private placement with CH Capital Lending, LLC pursuant to which the Company sold to CH Capital Lending, LLC preferred stock and warrants to purchase shares of the Company’s common stock par value $0.0001 per share (“Common Stock”), for a purchase price of $15 million. See Note 5 for more information. In addition, during February 2021, the Company received approximately $34.5 million gross proceeds from the issuance of shares of its Common Stock, before offering costs.

The Company believes that, as a result of these transactions and its current ongoing negotiations, it currently has sufficient cash and future financing to meet its funding requirements over the next twelve months. Notwithstanding, the Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of SEC Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2020, filed on May 12, 2021. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021.

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

The Company owns a 60% interest in Mountaineer GM, LLC (“Mountaineer”), whose results are consolidated into the Company’s results of operations. The Company acquired 60% of the equity interests in Mountaineer for a purchase price of $100 from one of its related parties. The portion of Mountaineer’s net income (loss) that is not attributable to the Company is included in non-controlling interest.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions for the Company relate to bad debt, depreciation, costs capitalized to project development costs, useful lives of assets, stock-based compensation, fair value of financial instruments, and estimates and assumptions used to measure impairment. Management adjusts such estimates when facts and circumstances dictate. Actual results could differ from those estimates.

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

Property and Equipment and Project Development Costs

Property and equipment are recorded at historical cost and are depreciated using the straight-line method over the estimated useful lives of the assets. During the construction period, the Company capitalizes all costs related to the development of the Hall of Fame Village powered by Johnson Controls. Project development costs include predevelopment costs, amortization of finance costs, real estate taxes, insurance, and other project costs incurred during the period of development. The capitalization of costs began during the preconstruction period, which the Company defines as activities that are necessary to the development of the project. The Company ceases cost capitalization when a portion of the project is held available for occupancy and placed into service. This usually occurs upon substantial completion of all costs necessary to bring a portion of the project to the condition needed for its intended use, but no later than one year from the completion of major construction activity. The Company will continue to capitalize only those costs associated with the portion still under construction. Capitalization will also cease if activities necessary for the development of the project have been suspended. As of June 30, 2021, the second two phases of the project remained subject to such capitalization.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods.

Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive Common Stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants, (ii) vesting of restricted stock units and restricted stock awards, (iii) conversion of preferred stock, and (iv) the conversion of convertible notes are only included in the calculation of diluted net loss per share when their effect is dilutive.

For the three months ended June 30, 2021, the Company calculated net income per share, diluted, as follows:

For the Three Months Ended June 30, 2021
Numerator for net income per share
Net income attributable to common stock – basic	$15,541,053
Reverse: change in fair value of warrant liabilities	(15,025,888)
Net income available to common stockholders – diluted	$515,165

Denominator for net income per share
Weighted average shares outstanding – basic	94,397,222
Unvested restricted stock awards	477,286
Unvested restricted stock units	3,220,972
Warrants to purchase shares of common stock, treasury method	9,257,792
Weighted average shares outstanding – diluted	107,353,272

Net income per share – basic	$0.16

Net income per share – diluted	$0.00

For the six months ended June 30, 2021, and for the three and six months ended June 30, 2020, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive and the calculations are presented on the accompanying condensed consolidated statements of operations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share (continued)

For the three and six months ended June 30, 2021, the following outstanding Common Stock equivalents have been excluded from the calculation of net income (loss) per share because their impact would be anti-dilutive. The Company was not a public entity as of June 30, 2020; therefore, no warrants, restricted stock awards, restricted stock units, or convertible debt were potentially dilutive securities.

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Warrants to purchase shares of Common Stock	27,214,854	41,112,349
Restricted stock awards to purchase shares of Common Stock	-	477,286
Restricted stock units to purchase shares of Common Stock	-	3,220,972
Shares of Common Stock issuable upon conversion of convertible notes	3,321,706	3,321,706
Total anti-dilutive securities	30,536,561	48,132,313

Revenue Recognition

The Company follows ASC 606, Revenue with Contracts with Customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Advertising

The Company expenses all advertising and marketing costs as they are incurred. Total advertising and marketing costs for the three months ended June 30, 2021 and 2020 were $72,016 and $49,908, respectively, and for the six months ended June 30, 2021 and 2020 were $347,874 and $267,595, respectively, which are recorded as property operating expenses on the Company’s unaudited condensed consolidated statements of operations.

Software Development Costs

The Company recognizes all costs incurred to establish technological feasibility of a computer software product to be sold, leased, or otherwise marketed as research and development costs. Prior to the point of reaching technological feasibility, all costs shall be charged to expense when incurred. Once the development of the product establishes technological feasibility, the Company will begin capitalizing these costs. Management exercises its judgement in determining when technological feasibility is established based on when a product design and working model have been completed and the completeness of the working model and its consistency with the product design have been confirmed through testing.

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

The Company uses Levels 1 and 3 of the fair value hierarchy to measure the fair value of its warrant liabilities. The Company revalues such liabilities at every reporting period and recognizes gains or losses as change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations that are attributable to the change in the fair value of the warrant liabilities.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2021	December 31, 2020
Warrant liabilities – Public Warrants	1	$15,920,000	$4,130,000
Warrant liabilities – Private Warrants	3	1,550,000	420,000
Warrant liabilities – November Warrants	3	10,629,000	9,781,000
Warrant liabilities – December Warrants	3	27,706,000	4,781,000
Fair value of aggregate warrant liabilities as of June 30, 2021		$55,805,000	$19,112,000

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

The Public Warrants are classified as Level 1 due to the use of an observable market quote in the active market. Level 3 financial liabilities consist of the Private Warrants, November Warrants, and December Warrants, for which there is no current market for these securities and the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Warrants	Private Warrants	November Warrants	December Warrants	Total Warrant Liability
Fair value as of January 1, 2021	$4,130,000	$420,000	$9,781,000	$4,781,000	$19,112,000

Settlement of warrants exercised	-	-	(53,342,112)	-	(53,342,112)
Change in fair value, exercised	-	-	45,400,119	-	45,400,119
Change in fair value, outstanding	11,790,000	1,130,000	8,789,993	22,925,000	44,634,993

Fair value as of June 30, 2021	$15,920,000	$1,550,000	$10,629,000	$27,706,000	$55,805,000

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of June 30, 2021 and December 31, 2020 are below:

	June 30, 2021			December 31, 2020
	Private Warrants	November Warrants	December Warrants	Private Warrants	November Warrants	December Warrants
Term (years)	4.0	4.4	4.5	4.5	4.9	5.0
Stock price	$3.93	$3.93	$3.93	$1.23	$1.23	$1.23
Exercise price	$11.50	$1.40	$1.40	$11.50	$1.40	$1.40
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	49.5%	49.5%	49.5%	70.7%	49.5%	49.5%
Risk free interest rate	0.9%	0.9%	0.9%	0.3%	0.3%	0.3%

Number of shares	2,103,573	3,860,570	10,036,925	1,480,000	20,535,713	10,036,925
Value (per share)	$0.74	$2.75	$2.76	$0.28	$0.48	$0.48

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Subsequent Events

Subsequent events have been evaluated through August 12, 2021, the date the condensed consolidated financial statements were issued. Except for as disclosed in Note 4, no events have been identified requiring disclosure or recording.

Note 3: Property and Equipment

Property and equipment consists of the following:

	Useful Life	June 30, 2021	December 31, 2020
Land		$2,300,564	$535,954
Land improvements	25 years	31,078,211	31,078,211
Building and improvements	15 to 39 years	157,913,580	158,020,145
Equipment	5 to 10 years	2,196,680	2,165,882
Property and equipment, gross		193,489,035	191,800,192

Less: accumulated depreciation		(43,337,496)	(37,444,429)
Property and equipment, net		$150,151,539	$154,355,763

Project development costs		$126,595,920	$107,969,139

For the three months ended June 30, 2021 and 2020, the Company recorded depreciation expense of $2,972,130 and $2,721,303, respectively, and for the six months ended June 30, 2021 and 2020, of $5,893,067 and $5,445,423, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred $18,626,781 and $16,873,351 of capitalized project development costs, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net

Notes payable, net consisted of the following at June 30, 2021:

	Gross	Discount	Net	Interest Rate	Maturity Date
TIF loan	$9,554,000	$(1,639,373)	$7,914,627	5.20%	7/31/2048
Preferred equity loan	2,700,000	-	2,700,000	7.00%	10/9/2025
City of Canton Loan	3,500,000	(7,100)	3,492,900	5.00%	7/1/2027
New Market/SCF	2,999,989	-	2,999,989	4.00%	12/30/2024
Constellation EME	7,723,333	-	7,723,333	6.05%	12/31/2022
JKP Capital loan	6,953,831	(9,260)	6,944,571	12.00%	12/2/2021
MKG DoubleTree Loan	15,300,000	(264,849)	15,035,151	5.00%	3/31/2022
Convertible PIPE Notes, plus PIK accrual	22,919,773	(12,571,254)	10,348,519	10.00%	3/31/2025
Canton Cooperative Agreement	2,670,000	(178,041)	2,491,959	3.85%	5/15/2040
Aquarian Mortgage Loan	40,000,000	(1,004,569)	38,995,431	10.00%	11/30/2021
Constellation EME #2	4,888,279	-	4,888,279	5.93%	4/30/2026
Total	$119,209,205	$(15,674,446)	$103,534,759

Notes payable, net consisted of the following at December 31, 2020:

	Gross	Discount	Net
TIF loan	$9,654,000	$(1,666,725)	$7,987,275
Syndicated unsecured term loan	170,090	-	170,090
Preferred equity loan	1,800,000	-	1,800,000
Naming rights securitization loan	1,821,559	(113,762)	1,707,797
City of Canton Loan	3,500,000	(7,681)	3,492,319
New Market/SCF	2,999,989	-	2,999,989
Constellation EME	9,900,000	-	9,900,000
Paycheck protection plan loan	390,400	-	390,400
JKP Capital loan	6,953,831	(13,887)	6,939,944
MKG DoubleTree Loan	15,300,000	(443,435)	14,856,565
Convertible PIPE Notes, plus PIK accrual	21,797,670	(13,475,202)	8,322,468
Canton Cooperative Agreement	2,670,000	(181,177)	2,488,823
Aquarian Mortgage Loan	40,000,000	(2,156,303)	37,843,697
Total	$116,957,539	$(18,058,172)	$98,899,367

During the three months ended June 30, 2021 and 2020, the Company recorded amortization of note discounts of $1,164,613 and $3,443,333, respectively, and for the six months ended June 30, 2021 and 2020, of $2,398,727 and $6,677,746, respectively. During the three months ended June 30, 2021 and 2020, the Company recorded paid-in-kind interest of $741,243 and $1,646,811, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded paid-in-kind interest of $952,012 and $2,199,714, respectively.

For more information on the notes payable above, please see Note 4 of the Company’s Annual Report on Form 10-K/A, as filed on May 12, 2021.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Accrued Interest on Notes Payable

As of June 30, 2021 and December 31, 2020, accrued interest on notes payable, were as follows:

	June 30, 2021	December 31, 2020
TIF loan	$11,154	$-
Preferred equity loan	193,919	27,125
New Market/SCF	44,472	-
Constellation EME	-	248,832
Paycheck protection plan loan	-	2,706
City of Canton Loan	1,507	4,472
JKP Capital Note	834,166	416,836
MKG Doubletree loan	-	67,716
Canton Cooperative Agreement	36,078	20,593
Aquarian Mortgage Loan	-	333,333
Total	$1,121,296	$1,121,613

The amounts above were included in accounts payable and accrued expenses and other liabilities on the Company’s unaudited condensed consolidated balance sheet, as follows:

	June 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$927,377	$1,094,488
Other liabilities	193,919	27,125
	$1,121,296	$1,121,613

7.00% Series A Cumulative Redeemable Preferred Stock (“Preferred Equity Loan”)

On April 1, 2021, the Company received $900,000 in advance of a subscription agreement to purchase shares of 7.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). On August 12, 2021, the Company entered into a subscription agreement with American Capital Center, LLC (the “Investor”) to issue to the Investor 900 shares of Series A Preferred Stock at a price of $1,000 per share for an aggregate purchase price of $900,000. The Company had 1,800 shares of Series A Preferred Stock outstanding and 52,800 shares of Series A Preferred Stock authorized as of June 30, 2021 and December 31, 2020. This preferred stock is required to be redeemed in cash after five years from the date of issuance and is recorded in notes payable, net on the Company’s unaudited condensed consolidated balance sheet.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Paycheck Protection Program Loan

On April 22, 2020, the Company obtained a Paycheck Protection Program Loan (“PPP Loan”) for $390,400. The PPP Loan had a fixed interest rate of 1%, and required the Company to make 18 monthly payments beginning on November 22, 2020, with a maturity date of April 22, 2022, subject to debt forgiveness provisions from the Small Business Association. On February 1, 2021, the Company obtained notice from the Small Business Association that the full outstanding amount of the PPP Loan was forgiven. During the six months ended June 30, 2021, the Company recognized the forgiveness of the PPP Loan as “Gain on Forgiveness of Debt” in the Company’s unaudited condensed consolidated statement of operations.

Convertible PIPE Notes

On July 1, 2020, concurrently with the closing of the Business Combination, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain funds managed by Magnetar Financial, LLC and other purchasers (together, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) $20,721,293 in aggregate principal amount of the Company’s 8.00% Convertible Notes due 2025 (the “PIPE Notes”). Interest on PIPE Notes is payable quarterly in either cash or an increase in the principal amount of PIPE Notes (“PIK Interest”). If the Company pays interest as PIK Interest, the interest rate for such payment is 10%, rather than 8%. Pursuant to the terms of the Note Purchase Agreement, the PIPE Notes may be converted into shares of Common Stock at a conversion price equal to $6.90 per share. There are also Note Redemption Warrants that may be issued pursuant to the Note Purchase Agreement upon redemption of the PIPE Notes that will be exercisable for a number of shares of Common Stock to be determined at the time any such warrant is issued. The exercise price per share of Common Stock of any warrant will be set at the time such warrant is issued pursuant to the Note Purchase Agreement.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of June 30, 2021 are as follows:

For the years ending December 31,	Amount
2021 (six months)	$49,985,458
2022	21,810,248
2023	1,448,706
2024	4,596,930
2025	27,256,596
Thereafter	14,111,267
Total Gross Principal Payments	$119,209,205

Less: Discount	(15,674,446)

Total Net Principal Payments	$103,534,759

The Company has various debt covenants that require certain financial information to be met, If the Company does not meet the requirements of the debt covenants, the Company will be responsible for paying the full outstanding amount of the note immediately. As of June 30, 2021, the Company was in compliance with all relevant debt covenants.

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

Series A Preferred Stock Designation

On October 8, 2020, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware to establish preferences, limitations and relative rights of the Series A Preferred Stock. The number of authorized shares of Series A Preferred Stock is 52,800.

Series B Preferred Stock Designation

On May 13, 2021, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware to establish preferences, limitations and relative rights of the 7.00% Series B Preferred Stock (as defined below). The number of authorized shares of Series B Preferred Stock is 15,200.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity, (continued)

7.00% Series B Convertible Preferred Stock

The Company had 15,200 and 0 shares of 7.00% Series B Convertible Preferred Stock (“Series B Preferred Stock”) outstanding and 15,200 and 0 shares authorized as of June 30, 2021 and December 31, 2020, respectively. On the third anniversary of the date on which shares of Series B Preferred Stock are first issued (the “Automatic Conversion Date”), each share of Series B Preferred Stock, except to the extent previously converted pursuant to an Optional Conversion (as defined below), shall automatically be converted into shares of Common Stock (the “Automatic Conversion”). At any time following the date on which shares of Series B Preferred Stock are first issued, and from time to time prior to the Automatic Conversion Date, each holder of Series B Preferred Stock shall have the right, but not the obligation, to elect to convert all or any portion of such holder’s shares of Series B Preferred Stock into shares of Common Stock, on terms similar to the Automatic Conversion (any such conversion, an “Optional Conversion”).

2020 Omnibus Incentive Plan

On July 1, 2020, in connection with the closing of the Business Combination, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately upon the closing of the Business Combination. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 1,812,727 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by four million the number of shares of Common Stock, par value $0.0001 per share, of the Company that will be available for issuance under the 2020 Omnibus Incentive Plan, resulting in a maximum of 5,812,727 shares that can be issued under the amended Plan. The amendment to the Plan was previously approved by the board of directors of the Company, and the amended Plan became effective on June 2, 2021. As of June 30, 2021, 2,323,237 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Awards

The Company’s activity in restricted Common Stock was as follows for the six months ended June 30, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2021	477,286	$9.30
Granted	24,028	$4.93
Vested	(24,028)	$4.93
Non–vested at June 30, 2021	477,286	$9.30

For the three months ended June 30, 2021 and 2020, the Company recorded $673,005 and $0, respectively, in employee and director stock-based compensation expense, and for the six months ended June 30, 2021 and 2020, $1,227,551 and $0, respectively. As of June 30, 2021, unamortized stock-based compensation costs related to restricted share arrangements was $2,218,187 and will be recognized over a weighted average period of 1.0 year.

Issuance of Restricted Stock Units

During the six months ended June 30, 2021, the Company granted an aggregate of 1,734,197 Restricted Stock Units (“RSUs”) to its employees and directors under the 2020 Omnibus Incentive Plan. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which was a range of $1.98 to $5.29 for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

The Company’s activity in restricted stock units was as follows for six months ended June 30, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2021	1,499,933	$2.49
Granted	1,734,197	$2.00
Vested	-
Forfeited	(13,158)	1.98
Non–vested at June 30, 2021	3,220,972	$2.24

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Units (continued)

For the three months ended June 30, 2021 and 2020, the Company recorded $947,144 and $0, respectively, in employee and director stock-based compensation expense, and for the six months ended June 30, 2021 and 2020, $1,779,141 and $0, respectively, which is a component of property operating expenses in the unaudited condensed consolidated statement of operations. As of June 30, 2021, unamortized stock-based compensation costs related to restricted stock units was $4,880,493 and will be recognized over a weighted average period of 1.9 years.

Warrants

The Company’s warrant activity was as follows for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2021	55,303,832	$5.92	4.73
Granted	2,483,660	$6.90
Exercised	(16,675,143)	$1.40
Outstanding – June 30, 2021	41,112,349	$7.81	4.09	$35,160,662
Exercisable – June 30, 2021	38,628,689	$7.87	4.17	$35,160,662

During the six months ended June 30, 2021, warrants to purchase 16,675,143 shares of Common Stock were exercised with an exercise price of $1.40 per share. These exercises resulted in cash proceeds to the Company of $23,346,870 and the settlement of the Company’s warrant liability of $53,342,112.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

Private Placement of Preferred Stock and Warrants to Purchase Common Stock

On June 4, 2021, in accordance with the previously announced Securities Purchase Agreement, dated May 13, 2021, between the Company and IRG, LLC, as assigned by IRG, LLC to CH Capital Lending, LLC, and the binding term sheet dated January 28, 2021, the Company issued and sold to CH Capital Lending, LLC for a purchase price of $15 million in a private placement (the “New Private Placement”) (i) 15,000 shares of Series B Preferred Stock, which are convertible into shares of Common Stock, having an aggregate liquidation preference of $15 million plus any accrued but unpaid dividends to the date of payment, and (ii) 2,450,980 Series D Warrants, with a term of three years, exercisable six months after issuance, each exercisable for one share of Common Stock at an exercise price of $6.90 per share, subject to certain adjustments. Also on June 4, 2021, the Company closed a securities purchase agreement with another purchaser for 200 shares of Series B Preferred Stock and 32,680 Series D Warrants.

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

JCI has the right to terminate the Amended Sponsorship Agreement if Phase II is not substantially complete by January 2, 2024.

As of June 30, 2021, scheduled future cash to be received and required activation spend under the non-cancellable period of the Amended Sponsorship Agreement is as follows:

	Unrestricted	Activation	Total
2021 (six months)	$2,947,917	$500,000	$3,447,917
Total	$2,947,917	$500,000	$3,447,917

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Amended Sponsorship Agreement. During the three months ended June 30, 2021 and 2020, the Company recognized $1,121,385 and $1,237,347 of net sponsorship revenue related to this deal, respectively, and for the six months ended June 30, 2021 and 2020, $2,230,447 and $2,474,694, respectively. Accounts receivable from JCI totaled $0 and $0 at June 30, 2021 and December 31, 2020, respectively.

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

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended June 30, 2021 and 2020, the Company recognized $0 and $44,852 of net sponsorship revenue related to this deal, respectively, and for the six months ended June 30, 2021 and 2020, $4,491 and $89,704, respectively. Accounts receivable from Aultman totaled $0 and $0 at June 30, 2021 and December 31, 2020, respectively.

On January 12, 2021, the Company notified Aultman that the Company terminated as to itself, effective as of January 26, 2021, the Sponsorship Agreement, dated December 6, 2016, among Aultman, PFHOF and the Company. As such, the Company will no longer be receiving future sponsorship payments from Aultman.

First Data Merchant Services LLC

In December 2018, the Company and PFHOF entered into an 8-year licensing agreement with First Data Merchant Services LLC (“First Data”) and Santander Bank. As of June 30, 2021, scheduled future cash to be received under the agreement are as follows:

Year ending December 31:

2021 (six months)	$-
2022	150,000
2023	150,000
2024	150,000
2025	150,000
Thereafter	150,000

Total	$750,000

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended June 30, 2021 and 2020, the Company recognized $37,042 and $37,042 of net sponsorship revenue related to this deal, respectively, and for the six months ended June 30, 2021 and 2020, $73,677 and $74,084, respectively. As of June 30, 2021 and December 31, 2020, accounts receivable from First Data totaled $0 and $58,141, respectively.

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

The Company also has a note payable with Constellation. Refer to Note 4 for additional information.

As of June 30, 2021, scheduled future cash to be received and required activation spend under the Constellation Sponsorship Agreement are as follows:

	Unrestricted	Activation	Total
2021 (six months)	$-	$-	$-
2022	1,396,000	200,000	1,596,000
2023	1,423,220	200,000	1,623,220
2024	1,257,265	166,000	1,423,265
2025	1,257,265	166,000	1,423,265
Thereafter	5,029,057	664,000	5,693,057

Total	$10,362,807	$1,396,000	$11,758,807

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Constellation Sponsorship Agreement. During the three months ended June 30, 2021 and 2020, the Company recognized $292,378 and $326,736 of net sponsorship revenue related to this deal, respectively, and for the six months ended June 30, 2021 and 2020, $581,543 and $653,473, respectively. Accounts receivable from Constellation totaled $383,410 and $1,101,867 at June 30, 2021 and December 31, 2020, respectively.

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

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended June 30, 2021 and 2020, the Company recognized $14,951 and $14,951 of net sponsorship revenue related to this deal, respectively, and for the six months ended June 30, 2021 and 2020, $29,737 and $29,901, respectively. Accounts receivable from Turf Nation totaled $161,829 and $132,092 at June 30, 2021 and December 31, 2020, respectively.

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

Year ending December 31:

2021 (six months)	$165,950
2022	321,900
2023	321,900
2024	321,900
2025	321,900
Thereafter	41,320,800

Total	$42,774,350

Rent expense on operating leases totaled $85,189 and $99,279 during the three months ended June 30, 2021 and 2020, respectively, and for the six months ended June 30, 2021 and 2020, $163,164 and $200,228, respectively, and is recorded as a component of property operating expenses on the Company’s unaudited condensed consolidated statement of operations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7: Other Commitments (continued)

SMG Management Agreement

On September 1, 2019, the Company entered into a Service Agreement with SMG to manage the Tom Benson Hall of Fame Stadium operations. Under that agreement, the Company incurs an annual management fee of $200,000. Management fee expense for the three months ended June 30, 2021 and 2020 was $50,000, and for the six months ended June 30, 2021 and 2020, $100,000, respectively, which is included in property operating expenses on the Company’s unaudited condensed consolidated statements of operations. The agreement term shall end on December 31, 2022.

Employment Agreements

The Company has employment agreements with many of its key executive officers that usually have terms between one year and three years.

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct and control management and operation of the DoubleTree Canton Downtown Hotel. In consideration of the services performed by Crestline, the Company agreed to the greater of: 2% of gross revenues or $10,000 per month in base management fees and other operating expenses. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024. For the three months ended June 30, 2021 and 2020, the Company paid and incurred $30,000 and $0, respectively, in management fees, and for the six months ended June 30, 2021 and 2020, $60,000 and $0, respectively.

Constellation EME Express Equipment Services Program

On February 1, 2021, the Company entered into a contract with Constellation whereby Constellation will sell and/or deliver materials and equipment purchased by the Company. The Company is required to provide $2,000,000 to an escrow account held by Constellation, representing adequate assurance of future performance. Constellation will invoice the Company in 60 monthly installments, which began in April 2021 for $103,095.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Due to IRG Member	$1,293,146	$1,456,521
Due to IRG Affiliate	316,900	140,180
Due to PFHOF	291,946	126,855
Total	$1,901,992	$1,723,556

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

For the three months ended June 30, 2021 and 2020, costs incurred under these arrangements were $20 and $80,174, respectively, and for the six months ended June 30, 2021 and 2020, costs incurred were $40 and $208,946, respectively, which were included in Project Development Costs.

The amounts due to the IRG Member above are for development fees, human resources support, and the Company’s engagement with them to identify and obtain naming rights sponsorships and other entitlement partners for the Company. The Company and IRG Member have an arrangement whereby the Company pays IRG Member $15,000 per month plus commissions. For both the three months ended June 30, 2021 and 2020, the Company incurred $45,000 in costs to this affiliate, respectively, and for the six months ended June 30, 2021 and 2020, the Company incurred $90,000, respectively.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Related-Party Transactions (continued)

License Agreement

On March 10, 2016, the Company entered into a license agreement with PFHOF, whereby the Company has the ability to license and use certain intellectual property from PFHOF in exchange for the Company paying a fee based on certain sponsorship revenue and expenses. On December 11, 2018, the license agreement was amended to change the calculation of the fee to be 20% of eligible sponsorship revenue. The license agreement was further amended in a First Amended and Restated License Agreement, dated September 16, 2019. The license agreement expires on December 31, 2033. During the three months ended June 30, 2021 and 2020, the Company recognized expenses of $105,221 and $464,618, respectively, and for the six months ended June 30, 2021 and 2020, $210,442 and $1,466,222, respectively, which are included in property operating expenses on the Company’s unaudited condensed consolidated statements of operations.

Media License Agreement

On November 11, 2019, the Company entered into a Media License Agreement with PFHOF. On July 1, 2020, the Company entered into an Amended and Restated Media License Agreement that terminates on December 31, 2034. In consideration of a license to use certain intellectual property of PFHOF, the Company agreed to pay to PFHOF minimum guaranteed license fees of $1,250,000 each year during the term. After the first five years of the agreement, the minimum guarantee shall increase by 3% on a year-over-year basis. The first annual minimum payment is due July 1, 2021, subject to potential acceleration in the event of earlier use. As of August 12, 2021, the Company has not yet made this payment and is in the process of renegotiating this agreement. There were no license fees incurred during the three and six months ended June 30, 2021 and 2020 under the Media License Agreement.

Other Liabilities

Other liabilities consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Activation fund reserves	$4,066,492	$3,780,343
Deferred revenue	1,147,337	1,709,126
Total	$5,213,829	$5,489,469

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

Note 10: Concentrations

For the three months ended June 30, 2021, two customers represented approximately 47% and 12% of the Company’s total revenue. For the three months ended June 30, 2020, two customers represented approximately 73% and 19% of the Company’s total revenue. For the six months ended June 30, 2021, two customers represented approximately 52% and 14% of the Company’s total revenue. For the six months ended June 30, 2020, two customers represented approximately 68% and 18% of the Company’s total revenue. At June 30, 2021, four customers represented approximately 44%, 30%, 14%, and 11% of the Company’s accounts receivable. At December 31, 2020, two customers represented approximately 71% and 15% of the Company’s accounts receivable.

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

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Form 10-K/A for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on May 12, 2021, as updated by the risk factors disclosed under the heading “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Business Overview

The Company is a resort and entertainment company located in Canton, Ohio, leveraging the power and popularity of professional football in partnership with the Pro Football Hall of Fame. The Company was formed in 2015 by initial equity members IRG Canton Village Member, LLC, a Delaware limited liability company, and Hall of Fame Village, Inc., an Ohio corporation (which transferred its membership interest to its parent, the Pro Football Hall of Fame, in 2019). In 2016, the Company was rebranded as Johnson Controls Hall of Fame Village based on a strategic long-term naming rights agreement completed with Johnson Controls, a global Fortune 500 company listed on the NYSE. The Company expects to create a diversified set of revenue streams through developing themed attractions, premier entertainment programming, sponsorships, gaming, and media. The strategic plan has been developed in three phases of growth.

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

The Company is developing new hospitality, attraction and corporate assets surrounding the Pro Football Hall of Fame Museum as part of a Phase II development plan. Plans for future components of the Hall of Fame Village powered by Johnson include two premium hotels (one on campus and one in downtown Canton about five minutes from campus that was opened in Q4 2020), an indoor waterpark, the Center for Excellence (an office building including retail and dining establishments), the Center for Performance (a convention center/field house), and the Hall of Fame Retail Promenade.

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

Impact of COVID-19

Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted our business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and National Youth Football and Sports Complex, which negatively impacts our ability to sell sponsorships. Also, we opened our newly renovated DoubleTree by Hilton in Canton in November 2020, but the occupancy rate has been negatively impacted by the pandemic. The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

Results of Operations

The following tables set forth information comparing the components of net income (loss) for the three and six months ended June 30, 2021 and the comparable period in 2020:

	For the Three Months Ended June 30,
	2021	2020

Revenues
Sponsorships, net of activation costs	$1,508,402	$1,660,928
Rents and cost recoveries	55,078	42,657
Event revenues	5,057	-
Hotel revenues	795,222	-
Total revenues	$2,363,759	$1,703,585

Operating expenses
Property operating expenses	6,219,781	2,428,283
Hotel operating expenses	1,596,989	-
Commission expense	260,583	607,126
Depreciation expense	2,972,130	2,723,303
Total operating expenses	$11,049,483	$5,758,712

Loss from operations	(8,685,724)	(4,055,127)

Other income (expense)
Interest expense	(1,004,419)	(2,199,785)
Amortization of discount on note payable	(1,164,613)	(3,443,333)
Change in fair value of warrant liability	26,315,888	-
Total other income (expense)	$24,146,856	$(5,643,118)

Net income (loss)	$15,461,132	$(9,698,245)

Series B preferred stock dividends	(130,000)	-
Non-controlling interest	209,921	-

Net income (loss) attributable to HOFRE stockholders	$15,541,053	$(9,698,245)

Net income (loss) per share – basic	$0.16	$(1.78)

Weighted average shares outstanding – basic	94,397,222	5,436,000

Net income (loss) per share – diluted	$0.00	$(1.78)

Weighted average shares outstanding – diluted	107,477,408	5,436,000

Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020

Sponsorship Revenues

The Company’s sponsorship revenues were $1,508,402 for the three months ended June 30, 2021 compared to $1,660,928 for the three months ended June 30, 2020, for a decrease of $152,526, or 9%. This decrease was primarily driven by the cancellation of a smaller sponsorship agreement as well as the impact of revisions to two sponsorship agreements effective in the third quarter of 2020.

Rents and cost recoveries

The Company’s revenue from rents and cost recoveries was $55,078 for the three months ended June 30, 2021 compared to $42,657 for the three months ended June 30, 2020, for an increase of $12,421, or 29%. This increase was primarily driven by the lifting of COVID-19 restrictions for many youth sports events in the second quarter of 2021 which limited rentals in the second quarter of 2020.

Hotel Revenues

The Company’s hotel revenue was $795,222 for the three months ended June 30, 2021 compared to $0 from the three months ended June 30, 2020. This was driven by the opening of the DoubleTree Hotel in November 2020.

Property Operating Expenses

The Company’s property operating expense was $6,219,781 for the three months ended June 30, 2021 as compared to $2,428,283 for the three months ended June 30, 2020, for an increase of $3,791,498, or 156%. This increase was driven by the lifting of COVID-19 restrictions in the second quarter of 2021 and the return of a more normal property operation.

Hotel Operating Expenses

The Company’s hotel operating expense was $1,596,989 for the three months ended June 30, 2021 as compared to $0 for the three months ended June 30, 2020. This increase was driven by the Company incurring operating expenses related to the DoubleTree Hotel opening in November 2020.

Commission Expense

The Company’s commission expense was $260,583 for the three months ended June 30, 2021, as compared to $607,126 for the three months ended June 30, 2020, for a decrease of $346,543, or 57%. The decrease in commission expense is primarily the result of final prior year commissions’ fees paid in the first quarter of 2020 per the agreements in place at that time.

Depreciation Expense

The Company’s depreciation expense was $2,972,130 for the three months ended June 30, 2021 compared to $2,723,303 for the three months ended June 30, 2020, for an increase of $248,827, or 9%. The increase in depreciation expense is primarily the result of additional depreciation expense incurred due to the DoubleTree Hotel opening in November 2020 as well as renovations completed at the Company’s temporary office location earlier in the second quarter of 2020.

Interest Expense

The Company’s total interest expense was $1,004,419 for the three months ended June 30, 2021, compared to $2,199,785 for the three months ended June 30, 2020, for a decrease of $1,195,366, or 54%. The decrease in total interest expense is primarily due to extinguishment of select debt instruments at the close of the business combination and the cancellation of a note we owed IRG in exchange for issuance of shares of the Company’s Common Stock and warrants (the “Series C Warrants”) in December, as well as changes in interest rates and certain interest expense due to affiliate that was waived under a revised agreement at June 30, 2020.

Amortization of Debt Discount

The Company’s total amortization of debt discount was $1,164,613 for the three months ended June 30, 2021, compared to $3,443,333 for the three months ended June 30, 2020, for a decrease of $2,278,720, or 66%. The decrease in total amortization of debt discount is primarily due to the conversion of the Company’s various outstanding notes payable throughout the second half of 2020.

Change in Fair Value of Warrant Liability

The Company’s change in fair value warrant liability was a gain of $26,315,888 for the three months ended June 30, 2021 compared to $0 for the three months ended June 30, 2020 due to the warrant liabilities the Company acquired in its business combination on July 1, 2020 along with warrants issued in November and December 2020.

Six Months Ended June 30, 2021 as Compared to the Six Months Ended June 30, 2020

	For the Six Months Ended June 30,
	2021	2020

Revenues
Sponsorships, net of activation costs	$2,983,838	$3,321,856
Rents and cost recoveries	96,961	317,437
Event revenues	6,719	27,833
Hotel revenues	1,191,560	-
Total revenues	$4,279,078	$3,667,126

Operating expenses
Property operating expenses	12,228,780	9,112,269
Hotel operating expenses	2,363,154	-
Commission expense	427,250	1,057,980
Depreciation expense	5,893,067	5,445,423
Total operating expenses	$20,912,251	$15,615,672

Loss from operations	(16,633,173)	(11,948,546)

Other expense
Interest expense	(1,959,727)	(4,209,795)
Amortization of discount on note payable	(2,398,727)	(6,677,746)
Change in fair value of warrant liability	(90,035,112)	-
Gain on forgiveness of debt	390,400	-
Total other expense	$(94,003,166)	$(10,887,541)

Net loss	$(110,636,339)	$(22,836,087)

Series B preferred dividends	(130,000)	-
Non-controlling interest	160,210	-

Net loss attributable to HOFRE stockholders	$(110,606,129)	$(22,836,087)

Net loss per share – basic and diluted	$(1.30)	$(4.20)

Weighted average shares outstanding, basic and diluted	84,978,294	5,436,000

Sponsorship Revenues

The Company’s sponsorship revenues were $2,983,838 for the six months ended June 30, 2021 compared to $3,321,856 for the six months ended June 30, 2020, for a decrease of $338,018, or 10%. This decrease was primarily driven by the cancellation of a smaller sponsorship agreement as well as the impact of revisions to two sponsorship agreements effective in the third quarter of 2020.

Rents and cost recoveries

The Company’s revenue from rents and cost recoveries was $96,961 for the six months ended June 30, 2021 compared to $317,437 for the six months ended June 30, 2020, for a decrease of $220,476, or 69%. This decrease was primarily driven by the cancellation of many youth sports events in the first half of 2021 due to the COVID-19 pandemic that the Company was previously able to hold in the first quarter of 2020.

Hotel Revenues

The Company’s hotel revenue was $1,191,560 for the six months ended June 30, 2021 compared to $0 from the six months ended June 30, 2020. This was driven by the opening of the DoubleTree Hotel in November 2020.

Property Operating Expenses

The Company’s property operating expense was $12,228,780 for the six months ended June 30, 2021 as compared to $9,112,269 for the three months ended June 30, 2020, for an increase of $3,116,511, or 34%. This increase was driven by the lifting of some COVID-19 restrictions in the first half of 2021 and the return to more normal property operations.

Hotel Operating Expenses

The Company’s hotel operating expense was $2,363,154 for the six months ended June 30, 2021 as compared to $0 for the six months ended June 30, 2020. This increase was driven by the Company incurring operating expenses related to the DoubleTree Hotel opening in November 2020.

Commission Expense

The Company’s commission expense was $427,250 for the six months ended June 30, 2021, as compared to $1,057,980 for the six months ended June 30, 2020, for a decrease of $630,730, or 60%. The decrease in commission expense is primarily the result of final prior year commissions’ fees paid in the first quarter of 2020 per the agreements in place at that time.

Depreciation Expense

The Company’s depreciation expense was $5,893,067 for the six months ended June 30, 2021 compared to $5,445,423 for the six months ended June 30, 2020, for an increase of $447,644, or 8%. The increase in depreciation expense is primarily the result of additional depreciation expense incurred due to the DoubleTree Hotel opening in November 2020 as well as renovations completed at the Company’s temporary office location earlier in the second quarter of 2020.

Interest Expense

The Company’s total interest expense was $1,959,727 for the six months ended June 30, 2021, compared to $4,209,795 for the six months ended June 30, 2020, for a decrease of $2,250,068, or 53%. The decrease in total interest expense is primarily due to extinguishment of select debt instruments at the close of the Business Combination and the cancellation of a note we owed IRG in exchange for issuance of shares of the Company’s Common Stock and Series C Warrants in December 2020, as well as changes in interest rates and certain interest expense due to affiliate that was waived under a revised agreement at June 30, 2020.

Amortization of Debt Discount

The Company’s total amortization of debt discount was $2,398,727 for the six months ended June 30, 2021, compared to $6,677,746 for the six months ended June 30, 2020, for a decrease of $4,279,019, or 64%. The decrease in total amortization of debt discount is primarily due to the conversion of the Company’s various outstanding notes payable throughout the second half of 2020.

Change in Fair Value of Warrant Liability

The Company’s change in fair value warrant liability was a loss of $90,035,112 for the six months ended June 30, 2021 compared to $0 for the six months ended June 30, 2020 due to the warrant liabilities the Company acquired in its Business Combination on July 1, 2020 along with warrants issued in November and December 2020.

Gain on Forgiveness of Debt

The Company’s gain on forgiveness of debt was $390,400 for the six months ended June 30, 2021, as compared to $0 for the six months ended June 30, 2020. The gain on forgiveness of debt is due to the forgiveness of the Company’s Paycheck Protection Program Loan during the first quarter of 2021.

Liquidity and Capital Resources

The Company has sustained recurring losses and negative cash flows from operations through June 30, 2021. In addition, the Company has significant debt obligations maturing in the 12 month period subsequent to the date these unaudited condensed consolidated financial statements are issued. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of June 30, 2021, the Company had approximately $62 million of unrestricted cash and $12 million of restricted cash, respectively.

During February 2021, the Company received approximately $34.5 million gross proceeds from the issuance of shares of its common stock, before offering costs.

On June 4, 2021, the Company completed a private placement with CH Capital Lending, LLC, pursuant to which the Company sold to CH Capital Lending, LLC for a purchase price of $15 million (i) 15,000 shares of 7.00% Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which are convertible into shares of the Company’s Common Stock, having an aggregate liquidation preference of $15 million plus any accrued but unpaid dividends to the date of payment, and (ii) 2,450,980 warrants, with a term of three years, exercisable six months after issuance, each exercisable for one share of Common Stock at an exercise price of $6.90 per share, subject to certain adjustments (the “Series D Warrants”). Also on June 4, 2021, the Company closed a securities purchase agreement with another purchaser for 200 shares of Series B Preferred Stock and 32,680 Series D Warrants in exchange for $200,000.

The Company believes that, as a result of these transactions and its current ongoing negotiations, it currently has sufficient cash and future financing to meet its funding requirements over the next twelve months. Notwithstanding, the Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Cash Flows

Since inception, the Company has primarily used its available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Six Months Ended June 30,
	2021	2020
Cash (used in) provided by:
Operating Activities	$(12,256,168)	$(10,466,230)
Investing Activities	(26,098,120)	(14,845,023)
Financing Activities	71,968,919	30,306,840
Net increase in cash and restricted cash	$33,614,631	$4,995,587

Cash Flows for the Six Months Ended June 30, 2021 as Compared to the Six Months Ended June 30, 2020

Operating Activities

Net cash used in operating activities was $12,256,168 for the six months ended June 30, 2021, which consisted primarily of the Company’s net loss of $110,636,339, offset by non-cash depreciation expense of $5,893,067, amortization of note discounts of $2,398,727, stock-based compensation expense of $3,006,692, and a change in fair value of warrant liability of $90,035,112. The changes in operating assets and liabilities consisted primarily of a decrease in accounts receivable of $675,668, an increase in prepaid expenses and other assets of $2,033,495, and a decrease in accounts payable and accrued expenses of $2,060,008.

Net cash used in operating activities was $10,466,230 during the six months ended June 30, 2020, which consisted primarily of a net loss of $22,836,087, offset by non-cash depreciation expense of $5,445,423, amortization of note discounts of $6,677,746, payment-in-kind interest rolled into debt of $2,199,714, a decrease in trade account receivable of $346,185, a decrease in prepaid expenses and other assets of $3,550,720, an increase in accounts payable and accrued expenses of $2,121,854, a decrease in due to affiliates of $3,619,101, and an increase in other liabilities of $3,441,126.

Investing Activities

Net cash used in investing activities was to $26,098,120 during the six months ended June 30, 2021 as opposed to $14,845,023 during the six months ended June 30, 2020. This increase consisted primarily of cash used for project development costs and property and equipment.

Financing Activities

Net cash provided by financing activities was $71,968,919 during the six months ended June 30, 2021, which consisted primarily of $6,000,000 in proceeds from notes payable, $15,200,000 in proceeds from the sale of Series B preferred stock, $31,746,996 of proceeds from equity raises, and $23,346,870 of proceeds from the exercise of warrants, offset by $4,309,947 in repayments of notes payable, and $15,000 in payment of financing costs.

Net cash provided by financing activities was $30,306,840 during the six months ended June 30, 2020, which consisted primarily of $36,014,210 in borrowings on loans payable, partially offset by $5,572,102 of repayments on loans payable, and $135,268 of deferred financing costs.

Contractual Obligations and Commitments

The following is a summary of the contractual obligations, which includes interest, as of June 30, 2021 and the effect such obligations are expected to have on the liquidity and cash flows in future periods:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable commitments	$119,209,205	$71,119,378	$2,788,947	$31,289,880	$14,011,000
Project and ground leases	$42,774,350	$321,900	$643,800	$643,800	$41,164,850
Total	$161,983,555	$71,441,278	$3,432,747	$31,933,680	$55,175,850

The Company has various debt covenants that require certain financial information to be met. If the Company does not meet the requirements of the debt covenants, the Company will be responsible for paying the full outstanding amount of the note immediately. As of June 30, 2021, we were in compliance with all relevant debt covenants.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2021.

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

For information on the Company’s significant accounting policies please refer to Note 2 to the Company’s unaudited condensed consolidated financial statements.

Item 3. Quantitative and qualitative disclosures about market risk

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of June 30, 2021, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, the Company successfully remediated its previously identified material weakness.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

During the normal course of its business, the Company is subject to occasional legal proceedings and claims. The Company does not have any pending litigation that separately or in aggregate will, in the opinion of management based on currently available information, have a material adverse effect on its results of operations, financial condition or cash flows.

Item 1A. Risk factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to our risk factors since our Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

The Naming Rights Agreement is scheduled to expire on December 31, 2034, but provides termination rights both to (a) HOF Village and PFHOF and (b) Johnson Controls, which may be exercised in the event the other party breaches any of its covenants and agreements under the Naming Rights Agreement beyond certain notice and cure periods, applies for or consents to the appointment of a custodian of any kind with respect to all or substantially all of its assets, becomes insolvent or is unable to pay its debts generally as they become due, makes a general assignment for the benefit of its creditors, files a voluntary petition seeking relief under any bankruptcy law, or an involuntary petition is filed by a creditor under any bankruptcy law and is approved by a court of competent jurisdiction. Additionally, Johnson Controls has a right to terminate the Naming Rights Agreement if (i) we do not provide evidence to Johnson Controls by October 31, 2021, subject to day-for-day extension due to force majeure, that we have secured sufficient debt and equity financing to complete Phase II, subject to a notice and cure period, (ii) Phase II is not open for business by January 2, 2024 or (iii) HOF Village is in default beyond applicable notice and cure periods under certain agreements, such as the Technology as a Service Agreement, any loan document evidencing or securing any construction loan with respect to the Hall of Fame Village powered by Johnson Controls and any agreement with its general contractor with respect to the construction of the Hall of Fame Village powered by Johnson Controls, among others. There can be no assurance that we will secure sufficient debt and equity financing to complete Phase II on or before October 31, 2021. There can also be no assurance that Phase II will be open for business by January 2, 2024.

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

We are party to a term loan agreement (the “Term Loan Agreement”), dated as of December 1, 2020 (the “Effective Date”), among the Company, Newco, and certain of Newco’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Aquarian Credit Funding LLC (“Aquarian”), as lead arranger, administrative agent, collateral agent and representative of the lenders party thereto (the “Lenders”), as amended by Amendment Number 1 dated January 28, 2021 (“Loan Amendment No. 1”) and Amendment Number 2 dated February 15, 2021 (“Loan Amendment No. 2”), pursuant to which we borrowed $40.0 million from the Lenders (the “Term Loan”). The term of the Term Loan Agreement is 12 months from the Effective Date (the “Term”). The Term Loan will bear interest at a fixed rate equal to 10.0% per annum, payable monthly in advance on the outstanding amount of the Term Loan during the Term. Loan Amendment No. 1 and Loan Amendment No. 2 extended from January 30, 2021 to February 28, 2021 the deadline (the “Delivery Date”) the Company has to deliver (i) fully executed “springing” or “soft lockbox” control agreements with respect to certain accounts of the Borrowers and (ii) evidence reasonably satisfactory to Aquarian, as administrative agent under the Term Loan Agreement (the “Administrative Agent”), that a Borrower is now the sole beneficiary of certain accounts which have not been closed (as permitted in Section 6.16 of the Term Loan Agreement), in each case prior to the Delivery Date. There can be no assurance that we will be able to repay the Term Loan upon maturity to avoid a default.

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

We are diligently pursuing financing for the development and construction of Phase II of our development plan (“Construction Financing”), but have not yet obtained such financing. A covenant in the Term Loan Agreement provides that on or before September 1, 2021, we must obtain a commitment with respect to Construction Financing in an amount that is not less than the amount necessary to refinance and repay our obligations under our Term Loan Agreement. The commitment must anticipate funding of the Construction Financing on or before the maturity date of our Term Loan Agreement, which is December 1, 2021. The failure to obtain a Construction Financing commitment on or before September 1, 2021 would constitute an event of default under our Term Loan Agreement. There can be no assurance that we will be able to obtain commitments for Construction Financing by September 1, 2021.

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

Item 2. Unregistered sales of equity securities and use of proceeds

On August 12, 2021, the Company issued to American Capital Center, LLC (the “Investor”) 900 shares (the “Shares”) of 7.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at a price of $1,000 per share for an aggregate purchase price of $900,000. The Company will pay the Investor an origination fee of 2% of the aggregate purchase price. The issuance and sale of the Shares to the Investor is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Investor has represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the Shares are being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

On June 4, 2021, in accordance with the previously announced Securities Purchase Agreement, dated May 13, 2021, between the Company and IRG, LLC, as assigned by IRG, LLC to CH Capital Lending, LLC, and the binding term sheet dated January 28, 2021, the Company issued and sold to CH Capital Lending, LLC for a purchase price of $15 million in a private placement (the “New Private Placement”) (i) 15,000 shares of 7.00% Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which are convertible into shares of Common Stock, having an aggregate liquidation preference of $15 million plus any accrued but unpaid dividends to the date of payment, and (ii) 2,450,980 warrants, with a term of three years, exercisable six months after issuance, each exercisable for one share of Common Stock at an exercise price of $6.90 per share, subject to certain adjustments (the “Series D Warrants”). Also on June 4, 2021, the Company closed a securities purchase agreement with another purchaser for 200 shares of Series B Preferred Stock and 32,680 Series D Warrants. We intend to use the net proceeds for general corporate purposes. The foregoing description and other information herein regarding the New Private Placement is included solely for informational purposes.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

3.1	Certificate of Designations of 7.00% Series B Convertible Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 14, 2021)
4.1	Form of Series D Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 14, 2021)
10.1	Securities Purchase Agreement, dated May 13, 2021, between Hall of Fame Resort & Entertainment Company and IRG, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 14, 2021)
10.2	Hall of Fame Resort & Entertainment Company Amended 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on June 4, 2021)
10.3	Amendment Number 1 to Term Loan Agreement, dated as of January 28, 2021, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC. and the Lenders party thereto (incorporated by reference to Exhibit 10.36 of the Company’s Post-Effective Prospectus Amendment (File No. 333-249133), filed with the Commission on July 20, 2021)
10.4	Amendment Number 2 to Term Loan Agreement, dated as of February 15, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC. and the Lenders party thereto (incorporated by reference to Exhibit 10.37 of the Company’s Post-Effective Prospectus Amendment (File No. 333-249133), filed with the Commission on July 20, 2021)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: August 12, 2021	By:	/s/ Michael Crawford
Michael Crawford
Chief Executive Officer
(Principal Executive Officer)