Form 10-Q
period 2021-09-30
Hall of Fame Resort & Entertainment Co
filed 2021-11-10
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

As of November 8, 2021, there were 95,444,809 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION	1
Item 1. Financial statements	1
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and September 30, 2020 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s discussion and analysis of financial condition and results of operations	37
Item 3. Quantitative and qualitative disclosures about market risk	46
Item 4. Controls and procedures	47

PART II. OTHER INFORMATION	48
Item 1. Legal proceedings	48
Item 1A. Risk factors	48
Item 2. Unregistered sales of equity securities and use of proceeds	51
Item 3. Defaults upon senior securities	51
Item 4. Mine safety disclosures	51
Item 5. Other information	51
Item 6. Exhibits	52

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of:
	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$13,208,269	$7,145,661
Restricted cash	15,281,917	32,907,800
Accounts receivable, net	1,670,297	1,545,089
Prepaid expenses and other assets	8,569,098	6,920,851
Property and equipment, net	147,295,956	154,355,763
Project development costs	146,483,370	107,969,139
Total assets	$332,508,907	$310,844,303

Liabilities and stockholders' equity
Liabilities
Notes payable, net	$84,357,100	$98,899,367
Accounts payable and accrued expenses	18,060,862	20,538,190
Due to affiliate	1,828,668	1,723,556
Warrant liability	33,159,000	19,112,000
Other liabilities	4,258,328	5,489,469
Total liabilities	141,663,958	145,762,582

Commitments and contingencies (Note 6 and 7)

Stockholders' equity
Undesignated preferred stock, $0.0001 par value; 4,932,200 shares authorized; no shares issued or outstanding at September 30, 2021 and December 31, 2020	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 15,200 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 95,226,262 and 64,091,266 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	9,524	6,410
Additional paid-in capital	300,634,234	172,112,688
Accumulated deficit	(109,301,084)	(6,840,871)
Total equity attributable to HOFRE	191,342,676	165,278,227
Non-controlling interest	(497,727)	(196,506)
Total equity	190,844,949	165,081,721
Total liabilities and stockholders' equity	$332,508,907	$310,844,303

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues
Sponsorships, net of activation costs	$1,554,454	$1,564,250	$4,538,292	$4,886,106
Rents and cost recoveries	181,892	103,244	278,853	420,681
Event and other revenues	321,897	9,613	328,616	37,446
Hotel revenues	1,423,713	-	2,615,273	-
Total revenues	3,481,956	1,677,107	7,761,034	5,344,233

Operating expenses
Property operating expenses	8,933,714	8,987,167	21,162,494	18,099,436
Hotel operating expenses	1,524,774	-	3,887,928	-
Commission expense	224,293	199,668	651,543	1,257,648
Impairment expense	1,748,448	-	1,748,448	-
Depreciation expense	2,993,583	2,753,046	8,886,650	8,198,469
Total operating expenses	15,424,812	11,939,881	36,337,063	27,555,553

Loss from operations	(11,942,856)	(10,262,774)	(28,576,029)	(22,211,320)

Other income (expense)
Interest expense	(981,945)	(615,250)	(2,941,672)	(4,825,045)
Amortization of discount on note payable	(1,326,620)	(3,043,738)	(3,725,347)	(9,721,484)
Change in fair value of warrant liability	22,469,170	25,510,000	(67,565,942)	25,510,000
Business combination costs	-	(19,137,165)	-	(19,137,165)
Gain (loss) on forgiveness of debt	-	(877,976)	390,400	(877,976)
Total other income (expense)	20,160,605	1,835,871	(73,842,561)	(9,051,670)

Net income (loss)	$8,217,749	$(8,426,903)	$(102,418,590)	$(31,262,990)

Series B preferred stock dividends	(212,844)	-	(342,844)	-
Non-controlling interest	141,011	36,000	301,221	-

Net income (loss) attributable to HOFRE stockholders	$8,145,916	$(8,390,903)	$(102,460,213)	$(31,262,990)

Net income (loss) per share, basic	$0.09	$(0.26)	$(1.16)	$(2.15)

Weighted average shares outstanding, basic	95,044,250	32,576,553	88,382,322	14,548,887

Net loss per share, diluted	$(0.08)	$(0.26)	$(1.16)	$(2.15)

Weighted average shares outstanding, diluted	102,540,809	32,576,553	88,382,322	14,548,887

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

(unaudited)

	Series B Convertible Preferred stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Equity Attributable to HOFRE	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stockholders	Interest	Equity

Balance as of January 1, 2020	-	$-	5,436,000	$544	$-	$34,948,795	$34,949,339	$-	$34,949,339

Net loss	-	-	-	-	-	(8,390,903)	(8,390,903)	-	(8,390,903)

Balance as of March 31, 2020	-	$-	5,436,000	$544	$-	$26,557,892	$26,558,436	$-	$26,558,436

Contribution from members	-	-	-	-	-	3,699,000	3,699,000	-	3,699,000
Net loss	-	-	-	-	-	(14,445,184)	(14,445,184)	-	(14,445,184)

Balance as of June 30, 2020	-	$-	5,436,000	$544	$-	$15,811,708	$15,812,252	$-	$15,812,252

Conversion of the preferred equity loan	-	-	12,277,428	1,228	58,438,397	$-	$58,439,625	$-	$58,439,625
Shares of common stock issued for accounts payable	-	-	2,803,396	280	23,425,881	-	23,426,161	-	23,426,161
Business combination with GPAQ on July 1, 2020	-	-	6,027,428	602	494,179	-	494,781	-	494,781
Shares of common stock issued in exchange of debt	-	-	5,280,083	528	38,007,218	-	38,007,746	-	38,007,746
Stock-based compensation on restricted stock awards	-	-	715,929	72	2,772,733	-	2,772,805	-	2,772,805
Stock-based compensation on restricted stock units	-	-	-	-	593,688	-	593,688	-	593,688
Vesting of restricted stock units	-	-	176,514	18	(18)	-	-	-	-
Stock-based compensation - common stock awards	-	-	25,000	3	195,997	-	196,000	-	196,000
Contingent beneficial conversion feature on PIPE Notes	-	-	-	-	14,166,339	-	14,166,339	-	14,166,339
Net loss	-	-	-	-	-	(8,390,903)	(8,390,903)	(36,000)	(8,426,903)

Balance as of September 30, 2020	-	$-	32,741,778	$3,275	$138,094,414	$7,420,805	$145,518,494	$(36,000)	$145,482,494

Balance as of January 1, 2021	-	$-	64,091,266	6,410	172,112,688	$(6,840,871)	$165,278,227	$(196,506)	$165,081,721

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	1,386,543	-	1,386,543	-	1,386,543
February 12, 2021 Capital Raise, net of offering costs	-	-	12,244,897	1,224	27,560,774	-	27,561,998	-	27,561,998
February 18, 2021 Overallotment, net of offering costs	-	-	1,836,734	184	4,184,814	-	4,184,998	-	4,184,998
Exercise of Warrants	-	-	16,005,411	1,601	73,570,976	-	73,572,577	-	73,572,577
Net loss	-	-	-	-	-	(126,147,182)	(126,147,182)	49,711	(126,097,471)

Balance as of March 31, 2021	-	$-	94,178,308	9,419	278,815,795	$(132,988,053)	$145,837,161	$(146,795)	$145,690,366

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	1,620,149	-	1,620,149	-	1,620,149
Issuance of vested RSUs	-	-	24,028	2	(2)	-	-	-	-
Exercise of Warrants	-	-	669,732	67	3,116,338	-	3,116,405	-	3,116,405
Sale of Series B preferred stock and warrants	15,200	2	-	-	15,199,998	-	15,200,000	-	15,200,000
Series B preferred stock dividends	-	-	-	-	-	(130,000)	(130,000)	-	(130,000)
Net income	-	-	-	-	-	15,671,053	15,671,053	(209,921)	15,461,132

Balance as of June 30, 2021	15,200	$2	94,872,068	9,488	298,752,278	$(117,447,000)	$181,314,768	$(356,716)	$180,958,052

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	1,494,332	-	1,494,332	-	1,494,332
Stock-based compensation - common stock awards	-	-	25,000	3	72,497	-	72,500	-	72,500
Issuance of vested restricted stock awards	-	-	50,393	5	(5)	-	-	-	-
Vesting of restricted stock units	-	-	178,801	18	(18)	-	-	-	-
Exercise of Warrants	-	-	100,000	10	315,150	-	315,160	-	315,160
Series B preferred stock dividends	-	-	-	-	-	(212,844)	(212,844)	-	(212,844)
Net income	-	-	-	-	-	8,358,760	8,358,760	(141,011)	8,217,749

Balance as of September 30, 2021	15,200	$2	95,226,262	9,524	300,634,234	$(109,301,084)	$191,342,676	$(497,727)	$190,844,949

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(102,418,590)	$(31,262,990)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	8,886,648	8,198,469
Amortization of note discounts	3,725,349	9,721,484
Interest paid in kind	1,500,382	3,135,035
Impairment expense	1,748,448
(Gain) loss on forgiveness of debt	(390,400)	877,976
Change in fair value of warrant liability	67,565,942	(25,510,000)
Stock-based compensation expense	4,573,524	3,562,493
Changes in operating assets and liabilities:
Accounts receivable	(125,208)	102,922
Prepaid expenses and other assets	(1,648,247)	(4,525,057)
Accounts payable and accrued expenses	(2,537,410)	15,517,286
Due to affiliates	105,112	(9,126,691)
Other liabilities	(1,231,141)	4,090,150
Net cash used in operating activities	(20,245,591)	(25,218,923)

Cash Flows From Investing Activities
Additions to project development costs and property and equipment	(42,328,949)	(28,085,048)
Proceeds from business combination	-	31,034,781
Net cash (used in) provided by investing activities	(42,328,949)	2,949,733

Cash Flows From Financing Activities
Proceeds from notes payable	6,900,000	65,039,642
Repayments of notes payable	(25,762,598)	(26,113,861)
Payment of financing costs	(515,000)	(1,428,992)
Payment of Series B dividends	(43,333)	-
Proceeds from sale of Series B preferred stock and warrants	15,200,000	-
Proceeds from equity raises, net of offering costs	31,746,996	-
Proceeds from exercise of warrants	23,485,200	-
Net cash provided by financing activities	51,011,265	37,496,789

Net (decrease) increase in cash and restricted cash	(11,563,275)	15,227,599

Cash and restricted cash, beginning of period	40,053,461	8,614,592

Cash and restricted cash, end of period	$28,490,186	$23,842,191

Cash	$13,208,269	$7,924,636
Restricted Cash	15,281,917	15,917,555
Total cash and restricted cash	$28,490,186	$23,842,191

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,358,770	$4,878,254
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$239,429	$5,495,260
Settlement of warrant liability	$53,518,942	$-
Non-cash contribution from PFHOF in shared services agreement	$-	$3,699,000
Accrued dividends	$299,511	$-
Conversion of the preferred equity loan to common equity	$-	$58,439,625
Shares of common stock issued for accounts payable	$-	$23,426,161
Shares of common stock issued in exchange of debt	$-	$38,007,746
Conversion of GPAQ Sponsor Loan into convertible PIPE debt	$-	$500,000
Contingent beneficial conversion feature on PIPE Notes	$-	$14,166,339

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

The Company is a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, the Company owns the Hall of Fame Village powered by Johnson Controls, a multi-use sports, entertainment and media destination centered around the PFHOF’s campus. The Company is pursuing a differentiation strategy across three pillars, including destination-based assets, HOF Village Media Group, LLC (“Hall of Fame Village Media”), and gaming (including the fantasy football league in which we acquired a majority stake in 2020).

The Company has entered into several agreements with PFHOF, an affiliate of the Company, and certain government entities, which outline the rights and obligations of each of the parties with regard to the property on which the Hall of Fame Village powered by Johnson Controls sits, portions of which are owned by the Company and portions of which are net leased to the Company by the government entities (see Note 7 for additional information). Under these agreements, the PFHOF and the government entities are entitled to use portions of the Hall of Fame Village powered by Johnson Controls on a direct-cost basis.

COVID-19

Since 2020, the world has been, and continues to be, impacted by the novel coronavirus (“COVID-19”) pandemic. COVID-19 and measures to prevent its spread impacted the Company’s business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and National Youth Football and Sports Complex, which negatively impacts the Company’s ability to sell sponsorships. Also, the Company opened its newly renovated DoubleTree by Hilton in Canton in November 2020, but the occupancy rate has been negatively impacted by the pandemic. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 as well as individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization and Nature of Business (continued)

Liquidity and Going Concern

The Company has sustained recurring losses and negative cash flows from operations through September 30, 2021. In addition, the Company has significant debt obligations maturing in the 12 month period subsequent to the date these unaudited condensed consolidated financial statements are issued. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of September 30, 2021, the Company had approximately $13 million of unrestricted cash and cash equivalents and $15 million of restricted cash, respectively. These conditions initially raise substantial doubt regarding the Company’s ability to continue as a going concern. However, the Company believes that management’s plans alleviate such substantial doubt. Management’s plans include raising additional capital, including debt, construction lending, and equity financing or, if necessary, reducing the scope of planned development.

During February 2021, the Company received approximately $34.5 million gross proceeds from the issuance of shares of the Company’s common stock, par value of $0.0001 per share (“Common Stock”), before offering costs.

On June 4, 2021, the Company completed a private placement with CH Capital Lending, LLC for a purchase price of $15 million (i) 15,000 shares of 7.00% Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which are convertible into shares of the Company’s Common Stock, having an aggregate liquidation preference of $15 million plus any accrued but unpaid dividends to the date of payment, and (ii) 2,450,980 warrants, with a term of three years, exercisable six months after issuance, each exercisable for one share of Common Stock at an exercise price of $6.90 per share, subject to certain adjustments (the “Series D Warrants”). Also on June 4, 2021, the Company closed a securities purchase agreement with another purchaser for 200 shares of Series B Preferred Stock and 32,680 Series D Warrants in exchange for $200,000.

On each of August 12, 2021 and September 22, 2021, the Company issued to American Capital Center, LLC (the “Investor”) 900 shares (the “Series A Shares”) of 7.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at a price of $1,000 per share for an aggregate purchase price of $900,000. The Company will pay the Investor an origination fee of 2% of the aggregate purchase price.

On September 30, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Wedbush Securities Inc. and Maxim Group LLC with respect to an at the market offering program (“ATM”) under which the Company may, from time to time, offer and sell shares of the Company’s Common Stock having an aggregate offering price of up to $50 million. No shares had been sold under the Equity Distribution Agreement through September 30, 2021. From the October 1 through November 10, 2021, approximately 202,489 shares were sold resulting in net proceeds to the Company totaling approximately $512,273. The remaining availability under the Equity Distribution Agreement as of the date of filing of this report is approximately $49.5 million.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization and Nature of Business (continued)

Liquidity and Going Concern (continued)

The Company believes that, as a result of the transactions described above and its current ongoing negotiations, it will have sufficient cash and future financing to meet its funding requirements over the next twelve months. Notwithstanding, the Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of SEC Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2020, filed on May 12, 2021. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021.

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

Warrant Liability

The Company accounts for warrants for shares of the Company’s Common Stock that are not indexed to its own stock under U.S. GAAP as liabilities at fair value on the balance sheet. Such warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such Common Stock warrants. At that time, the portion of the warrant liability related to such Common Stock warrants will be reclassified to additional paid-in capital.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Property and Equipment and Project Development Costs

Property and equipment are recorded at historical cost and are depreciated using the straight-line method over the estimated useful lives of the assets. During the construction period, the Company capitalizes all costs related to the development of the Hall of Fame Village powered by Johnson Controls. Project development costs include predevelopment costs, amortization of finance costs, real estate taxes, insurance, and other project costs incurred during the period of development. The capitalization of costs began during the preconstruction period, which the Company defines as activities that are necessary to the development of the project. The Company ceases cost capitalization when a portion of the project is held available for occupancy and placed into service. This usually occurs upon substantial completion of all costs necessary to bring a portion of the project to the condition needed for its intended use, but no later than one year from the completion of major construction activity. The Company will continue to capitalize only those costs associated with the portion still under construction. Capitalization will also cease if activities necessary for the development of the project have been suspended. As of September 30, 2021, the second two phases of the project remained subject to such capitalization.

The Company reviews its property and equipment and projects under development for impairment whenever events or changes indicate that the carrying value of the long-lived assets may not be fully recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded.

The Company measures and records impairment losses on its long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. Considerable judgment by management is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. In August 2021, management determined that previously capitalized costs for the construction of the Center for Performance should be written off because of significant changes to the plans for the project that render certain of the current capitalized costs no longer of use for the Center for Performance. Management reviewed its capitalized costs and identified the costs that had no future benefit. As a result, in the third quarter of 2021, the Company recorded a $1,748,448 charge as an impairment of project development costs within the accompanying statement of operations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods.

Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, adjusted for the Company’s potentially dilutive Common Stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants, (ii) vesting of restricted stock units and restricted stock awards, (iii) conversion of preferred stock, and (iv) the conversion of convertible notes are only included in the calculation of diluted net loss per share when their effect is dilutive.

For the three months ended September 30, 2021, the Company calculated net income (loss) per share, diluted, as follows:

For the Three Months Ended September 30, 2021
Numerator for net income per share
Net income attributable to Common Stock – basic	$8,145,916
Reverse: change in fair value of warrant liabilities	(16,363,170)
Net loss available to common stockholders – diluted	$(8,217,254)

Denominator for net income per share
Weighted average shares outstanding – basic	95,044,250
Warrants to purchase shares of common stock, treasury method	7,496,560
Weighted average shares outstanding – diluted	102,540,809

Net income per share – basic	$0.09

Net loss per share – diluted	$(0.08)

For the nine months ended September 30, 2021, and for the three and nine months ended September 30, 2020, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive and the calculations are presented on the accompanying condensed consolidated statements of operations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share (continued)

For the three and nine months ended September 30, 2021 and 2020, the following outstanding Common Stock equivalents have been excluded from the calculation of net income (loss) per share because their impact would be anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Warrants to purchase shares of Common Stock	27,214,854	24,731,194	41,012,349	24,731,194
Unvested restricted stock awards	238,643	477,286	238,643	477,286
Unvested restricted stock units to be settled in shares of Common Stock	2,869,754	749,720	2,869,754	749,720
Shares of Common Stock issuable upon conversion of convertible notes	3,401,180	3,079,639	3,401,180	3,079,639
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	4,967,320	-	4,967,320	-
Total anti-dilutive securities	38,691,751	29,037,839	52,489,246	29,037,839

Revenue Recognition

The Company follows the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue with Contracts with Customers, to properly recognize revenue. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company generates revenues from various streams such as sponsorship agreements, rents, cost recoveries, events, hotel operation, Hall of Fantasy League, and through the sale of non-fungible tokens. The sponsorship arrangements, in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time, recognize revenue on a straight-line basis over the time period specified in the contract. Refer to Note 6 for more details. Revenue for rents, cost recoveries, and events are recognized at the time the respective event or service has been performed.

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

The Company’s owned hotel revenues primarily consist of hotel room sales, revenue from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales, and other ancillary goods and services (e.g., parking) related to owned hotel properties. Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided. Although the transaction prices of hotel room sales, goods, and other services are generally fixed and based on the respective room reservation or other agreement, an estimate to reduce the transaction price is required if a discount is expected to be provided to the customer. For package reservations, the transaction price is allocated to the performance obligations within the package based on the estimated standalone selling price of each component.

Advertising

The Company expenses all advertising and marketing costs as they are incurred and records them as “property operating expenses” on the Company’s unaudited condensed consolidated statements of operations. Total advertising and marketing costs for the three months ended September 30, 2021 and 2020 were $125,042 and $45,976, respectively, and were $472,916 and $313,571 for the nine months ended September 30, 2021 and 2020, respectively.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Accounting for Real Estate Investments

Upon the acquisition of real estate properties, a determination is made as to whether the acquisition meets the criteria to be accounted for as an asset or business combination. The determination is primarily based on whether the assets acquired and liabilities assumed meet the definition of a business. The determination of whether the assets acquired and liabilities assumed meet the definition of a business include a single or similar asset threshold. In applying the single or similar asset threshold, if substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired and liabilities assumed are not considered a business. Most of the Company’s acquisitions meet the single or similar asset threshold due to the fact that substantially all the fair value of the gross assets acquired is attributable to the real estate acquired.

Acquired real estate properties accounted for as asset acquisitions are recorded at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. The Company determines the fair value of tangible assets, such as land, building, furniture, fixtures, and equipment, using a combination of internal valuation techniques that consider comparable market transactions, replacement costs, and other available information and fair value estimates provided by third party valuation specialists, depending upon the circumstances of the acquisition. The Company determines the fair value of identified intangible assets or liabilities, which typically relate to in-place leases, using a combination of internal valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, and fair value estimates provided by third party valuation specialists, depending upon the circumstances of the acquisition.

If a transaction is determined to be a business combination, the assets acquired, liabilities assumed, and any identified intangibles are recorded at their estimated fair values on the transaction date, and transaction costs are expensed in the period incurred.

Fair Value Measurement

The Company follows FASB’s ASC 820–10, Fair Value Measurement, to measure the fair value of its financial instruments and to incorporate disclosures about fair value of its financial instruments. ASC 820–10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820–10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

The three levels of fair value hierarchy defined by ASC 820–10 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these instruments.

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

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2021	December 31, 2020
Warrant liabilities – Public Series A Warrants	1	$10,794,000	$4,130,000
Warrant liabilities – Private Series A Warrants	3	570,000	420,000
Warrant liabilities – Series B Warrants	3	5,918,000	9,781,000
Warrant liabilities – Series C Warrants	3	15,877,000	4,781,000
Fair value of aggregate warrant liabilities		$33,159,000	$19,112,000

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

The Series A Warrants issued to the previous shareholders of GPAQ (the “Public Series A Warrants”) are classified as Level 1 due to the use of an observable market quote in the active market. Level 3 financial liabilities consist of the Series A Warrants issued to the sponsors of GPAQ (the “Private Series A Warrants”), the Series B Warrants issued in the Company’s November 2020 follow-on public offering, and the Series C Warrants issued in the Company’s December 2020 private placement, for which there is no current market for these securities, and the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded appropriately.

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Series C Warrants	Total Warrant Liability
Fair value as of January 1, 2021	$4,130,000	$420,000	$9,781,000	$4,781,000	$19,112,000

Settlement of warrants, exercised	-	-	(53,518,942)	-	(53,518,942)
Change in fair value, exercised	-	-	43,070,206	-	43,070,206
Change in fair value, outstanding	6,664,000	150,000	6,585,736	11,096,000	24,495,736

Fair value as of September 30, 2021	$10,794,000	$570,000	$5,918,000	$15,877,000	$33,159,000

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Subsequent measurement (continued)

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021			December 31, 2020
	Private Series A Warrants	Series B Warrants	Series C Warrants	Private Series A Warrants	Series B Warrants	Series C Warrants
Term (years)	3.8	4.1	4.2	4.5	4.9	5.0
Stock price	$2.65	$2.65	$2.65	$1.23	$1.23	$1.23
Exercise price	$11.50	$1.40	$1.40	$11.50	$1.40	$1.40
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	49.9%	49.9%	49.9%	70.7%	49.5%	49.5%
Risk free interest rate	1.0%	1.0%	1.0%	0.3%	0.3%	0.3%

Number of shares	2,103,573	3,760,570	10,036,925	1,480,000	20,535,713	10,036,925
Value (per share)	$0.27	$1.57	$1.58	$0.28	$0.48	$0.48

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as modified by subsequently issued ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20, and 2019-01 (collectively “ASU 2016-02”). ASU 2016-02 requires recognition of right-of-use assets and lease liabilities on the balance sheet. In June 2020, FASB issued ASU 2020-05, further extending the effective date by one year making it effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. Most prominent among the changes in ASU 2016-02 is the lessees’ recognition of a right-of-use asset and a lease liability for operating leases. The right-of-use asset and lease liability are initially measured based on the present value of committed lease payments. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Expenses related to operating leases are recognized on a straight-line basis, while those related to financing leases are recognized under a front-loaded approach in which interest expense and amortization of the right-of-use asset are presented separately in the statement of operations. As the Company is an emerging growth company and following private company deadlines, the Company has an additional deferral under this ASU to adopt beginning after December 15, 2021. Similarly, lessors are required to classify leases as sales-type, finance, or operating with classification affecting the pattern of income recognition.

Classification for both lessees and lessors is based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. ASU 2016-02 also requires qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is currently evaluating the impact of the pending adoption of this new standard on its condensed consolidated financial statements.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which requires an entity (a lessee or lessor) to provide transition disclosures under Topic 250 upon adoption of Topic 842. In February 2020, the FASB issued ASU 2020-02, Financial Instruments – Credit Losses (Topic 326): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases. The ASU adds and amends SEC paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard. This new standard is effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). The amendments in ASU 2020-06 simplify the accounting for convertible instruments by removing major separation models and removing certain settlement condition qualifiers for the derivatives scope exception for contracts in an entity’s own equity, and simplify the related diluted net income per share calculation for both Subtopics. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, for smaller reporting companies, as defined by the SEC. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Subsequent Events

Subsequent events have been evaluated through November 10, 2021, the date the condensed consolidated financial statements were issued. Except for as disclosed in Notes 1 and 4, no other events have been identified requiring disclosure or recording.

Note 3: Property and Equipment

Property and equipment consists of the following:

	Useful Life	September 30, 2021	December 31, 2020
Land		$2,300,564	$535,954
Land improvements	25 years	31,078,211	31,078,211
Building and improvements	15 to 39 years	157,913,580	158,020,145
Equipment	5 to 10 years	2,334,678	2,165,882
Property and equipment, gross		193,627,033	191,800,192

Less: accumulated depreciation		(46,331,077)	(37,444,429)
Property and equipment, net		$147,295,956	$154,355,763

Project development costs		$146,483,370	$107,969,139

For the three months ended September 30, 2021 and 2020, the Company recorded depreciation expense of $2,993,581 and $2,753,046, respectively, and for the nine months ended September 30, 2021 and 2020, depreciation expense was $8,886,648 and $8,198,469, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred $39,514,231 and $33,423,918 of capitalized project development costs, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net

Notes payable, net consisted of the following at September 30, 2021:

	Gross	Discount	Net	Interest Rate	Maturity Date
TIF loan	$9,554,000	$(1,625,436)	$7,928,564	5.20%	7/31/2048
Preferred equity loan	3,600,000	-	3,600,000	7.00%	Various beginning 10/9/2025
City of Canton Loan	3,500,000	(6,805)	3,493,195	5.00%	7/1/2027
New Market/SCF	2,999,989	-	2,999,989	4.00%	12/30/2024
Constellation EME	6,485,023	-	6,485,023	6.05%	12/31/2022
JKP Capital loan	6,953,831	(4,921)	6,948,910	12.00%	12/2/2021
MKG DoubleTree Loan	15,300,000	(139,411)	15,160,589	5.00%	3/13/2022
Convertible PIPE Notes	23,468,143	(11,886,265)	11,581,878	10.00%	3/31/2025
Canton Cooperative Agreement	2,670,000	(176,450)	2,493,550	3.85%	5/15/2040
Aquarian Mortgage Loan	20,000,000	(1,008,537)	18,991,463	10.00%	3/1/2022
Constellation EME #2	4,673,939	-	4,673,939	5.93%	4/30/2026
Total	$99,204,925	$(14,847,825)	$84,357,100

Notes payable, net consisted of the following at December 31, 2020:

	Gross	Discount	Net
TIF loan	$9,654,000	$(1,666,725)	$7,987,275
Syndicated unsecured term loan	170,090	-	170,090
Preferred equity loan	1,800,000	-	1,800,000
Naming rights securitization loan	1,821,559	(113,762)	1,707,797
City of Canton Loan	3,500,000	(7,681)	3,492,319
New Market/SCF	2,999,989	-	2,999,989
Constellation EME	9,900,000	-	9,900,000
Paycheck protection plan loan	390,400	-	390,400
JKP Capital loan	6,953,831	(13,887)	6,939,944
MKG DoubleTree Loan	15,300,000	(443,435)	14,856,565
Convertible PIPE Notes	21,797,670	(13,475,202)	8,322,468
Canton Cooperative Agreement	2,670,000	(181,177)	2,488,823
Aquarian Mortgage Loan	40,000,000	(2,156,303)	37,843,697
Total	$116,957,539	$(18,058,172)	$98,899,367

During the three months ended September 30, 2021 and 2020, the Company recorded amortization of note discounts of $1,326,620 and $3,043,738, respectively, and for the nine months ended September 30, 2021 and 2020, amortization of note discounts was $3,725,347 and $9,721,484, respectively. During the three months ended September 30, 2021 and 2020, the Company recorded paid-in-kind interest of $548,370 and $1,488,224, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded paid-in-kind interest of $1,500,382 and $3,135,035, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

For more information on the notes payable above, please see Note 4 of the Company’s Annual Report on Form 10-K/A, as filed on May 12, 2021.

Accrued Interest on Notes Payable

As of September 30, 2021 and December 31, 2020, accrued interest on notes payable, were as follows:

	September 30, 2021	December 31, 2020
TIF loan	$140,883	$-
Preferred equity loan	140,350	27,125
New Market/SCF	67,077	-
Constellation EME	-	248,832
Paycheck protection plan loan	-	2,706
City of Canton Loan	1,507	4,472
JKP Capital Note	1,042,654	416,836
MKG Doubletree loan	-	67,716
Canton Cooperative Agreement	69,520	20,593
Aquarian Mortgage Loan	-	333,333
Total	$1,461,991	$1,121,613

The amounts above were included in accounts payable and accrued expenses and other liabilities on the Company’s unaudited condensed consolidated balance sheet, as follows:

	September 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$1,321,641	$1,094,488
Other liabilities	140,350	27,125
	$1,461,991	$1,121,613

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

On September 22, 2021, the Company issued an additional 900 shares of Series A Preferred Stock to the Investor at a price of $1,000 per share for an aggregate purchase price of $900,000.

The Company had 3,600 and 1,800 shares of Series A Preferred Stock outstanding and 52,800 and 52,800 shares of Series A Preferred Stock authorized as of September 30, 2021 and December 31, 2020, respectively. The Series A Preferred Stock is required to be redeemed in cash after five years from the date of issuance and is recorded in “Notes payable, net” on the Company’s unaudited condensed consolidated balance sheet.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Paycheck Protection Program Loan

On April 22, 2020, the Company obtained a Paycheck Protection Program Loan (“PPP Loan”) for $390,400. The PPP Loan had a fixed interest rate of 1% and required the Company to make 18 monthly payments beginning on November 22, 2020, with a maturity date of April 22, 2022, subject to debt forgiveness provisions from the Small Business Association. On February 1, 2021, the Company obtained notice from the Small Business Association that the full outstanding amount of the PPP Loan was forgiven. During the nine months ended September 30, 2021, the Company recognized the forgiveness of the PPP Loan as “Gain on forgiveness of debt” in the Company’s unaudited condensed consolidated statement of operations.

Convertible PIPE Notes

On July 1, 2020, concurrently with the closing of the Business Combination, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain funds managed by Magnetar Financial, LLC and other purchasers (together, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) $20,721,293 in aggregate principal amount of the Company’s 8.00% Convertible Notes due 2025 (the “PIPE Notes”). Interest on PIPE Notes is payable quarterly in either cash or an increase in the principal amount of PIPE Notes (“PIK Interest”). If the Company pays interest as PIK Interest, the interest rate for such payment is 10%, rather than 8%. Pursuant to the terms of the Note Purchase Agreement, the PIPE Notes may be converted into shares of Common Stock at a conversion price equal to $6.90 per share. There are also Note Redemption Warrants that may be issued pursuant to the Note Purchase Agreement upon redemption of the PIPE Notes that will be exercisable for a number of shares of Common Stock to be determined at the time any such warrant is issued. The exercise price per share of Common Stock of any warrant will be equal to the conversion price of the PIPE Notes at the time such warrant is issued pursuant to the Note Purchase Agreement.

Constellation EME #2

On February 1, 2021, the Company entered into a loan facility with Constellation whereby it may borrow up to $5,100,000 (the “Constellation EME #2”). The proceeds of the Constellation EME #2 are to be held in escrow by a custodian to fund future development costs. The proceeds will be released from escrow as development costs are incurred. The maturity date is April 30, 2026, and payments are due in 60 monthly installments totaling $6,185,716, with an effective interest rate of 8.7%.

The Company also has a sponsorship agreement with Constellation. Refer to Note 6 for additional information.

Aquarian Mortgage Loan

On December 1, 2020, the Company entered into a mortgage loan (the “Aquarian Mortgage Loan”) with Aquarian Credit Funding, LLC (“Aquarian”), as administrative agent and Investors Heritage Life Insurance Company and Lincoln Benefit Life Company, as lenders, for $40,000,000 of gross proceeds. The Aquarian Mortgage Loan bears interest at 10% per annum. Upon the occurrence and during the continuance of an event of default, Aquarian may, at its option, take such action, without notice or demand that Aquarian deems advisable to protect and enforce its rights against the Company, including declaring the debt to become immediately due and payable.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Aquarian Mortgage Loan (continued)

On August 30, 2021,  the Company and Aquarian amended the terms of the Aquarian Mortgage Loan whereby the Company paid $20 million to Lincoln Benefit Life Company. In accordance with such payment, Lincoln Benefit Life Company was removed as a lender and the aggregate principal of the Aquarian Mortgage Loan was reduced to $20 million as of September 30, 2021. The Company and Aquarian also agreed to extend the maturity date of the Aquarian Mortgage Loan to March 1, 2022. In connection with such extension, the Company paid to Aquarian $500,000, which was recorded as a deferred financing cost and will be amortized over the remaining term of the Aquarian Mortgage Loan. No other material terms of the Aquarian Mortgage Loan changed.

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of September 30, 2021 are as follows:

For the years ending December 31,	Amount
2021 (three months)	$8,429,807
2022	41,810,248
2023	1,448,706
2024	4,596,932
2025	28,704,965
Thereafter	14,214,267
Total Gross Principal Payments	$99,204,925

Less: Discount	(14,847,825)

Total Net Principal Payments	$84,357,100

The Company has various debt covenants that require certain financial information to be met. If the Company does not meet the requirements of the debt covenants, the Company will be responsible for paying the full outstanding amount of the note immediately. As of September 30, 2021, the Company was in compliance with all relevant debt covenants.

Note 5: Stockholders’ Equity

Authorized Capital

On November 3, 2020, the Company’s stockholders approved an amendment to the Company’s charter to increase the authorized shares of Common Stock from 100,000,000 to 300,000,000. Consequently, the Company’s charter allows the Company to issue up to 300,000,000 shares of Common Stock and to issue and designate its rights, without stockholder approval, of up to 5,000,000 shares of preferred stock, par value $0.0001.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

Series A Preferred Stock Designation

On October 8, 2020, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware to establish preferences, limitations, and relative rights of the Series A Preferred Stock. The number of authorized shares of Series A Preferred Stock is 52,800.

Series B Preferred Stock Designation

On May 13, 2021, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware to establish preferences, limitations and relative rights of the 7.00% Series B Preferred Stock (as defined below). The number of authorized shares of Series B Preferred Stock is 15,200.

7.00% Series B Convertible Preferred Stock

The Company had 15,200 and 0 shares of 7.00% Series B Convertible Preferred Stock (“Series B Preferred Stock”) outstanding and 15,200 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively. On the third anniversary of the date on which shares of Series B Preferred Stock are first issued (the “Automatic Conversion Date”), each share of Series B Preferred Stock, except to the extent previously converted pursuant to an Optional Conversion (as defined below), shall automatically be converted into shares of Common Stock (the “Automatic Conversion”). At any time following the date on which shares of Series B Preferred Stock are first issued, and from time to time prior to the Automatic Conversion Date, each holder of Series B Preferred Stock shall have the right, but not the obligation, to elect to convert all or any portion of such holder’s shares of Series B Preferred Stock into shares of Common Stock, on terms similar to the Automatic Conversion (any such conversion, an “Optional Conversion”).

2020 Omnibus Incentive Plan

On July 1, 2020, in connection with the closing of the Business Combination, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately upon the closing of the Business Combination. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 1,812,727 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by four million the number of shares of Common Stock, par value $0.0001 per share, of the Company that will be available for issuance under the 2020 Omnibus Incentive Plan, resulting in a maximum of 5,812,727 shares that can be issued under the amended 2020 Omnibus Inventive Plan. The amendment to the 2020 Omnibus Incentive Plan was previously approved by the Board of Directors of the Company, and the amended 2020 Omnibus Incentive Plan became effective on June 2, 2021. As of September 30, 2021, 2,503,247 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

Equity Distribution Agreement

On September 30, 2021, the Company entered into an Equity Distribution Agreement with Wedbush Securities Inc. and Maxim Group LLC with respect to an at the market offering program (“ATM”) under which the Company may, from time to time, offer and sell shares of the Company’s Common Stock having an aggregate offering price of up to $50 million. No shares had been sold under the Equity Distribution Agreement through September 30, 2021. From the October 1 through November 10, 2021, approximately 202,489 shares were sold resulting in net proceeds to the Company totaling approximately $512,273. The remaining availability under the Equity Distribution Agreement as of the date of filing of this report is approximately $49.5 million.

Issuance of Restricted Stock Awards

The Company’s activity in restricted Common Stock was as follows for the nine months ended September 30, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2021	477,286	$9.30
Granted	50,393	$4.41
Vested	(289,036)	$8.44
Non–vested at September 30, 2021	238,643	$9.30

For the three months ended September 30, 2021 and 2020, the Company recorded $554,547 and $2,772,733, respectively, in employee and director stock-based compensation expense for restricted stock awards. For the nine months ended September 30, 2021 and 2020, $1,885,723 and $2,772,733, respectively. Of the 2020 employee and director stock-based compensation expense, $2,218,187 is included as a component of business combination costs on the Company’s condensed consolidated statement of operations. As of September 30, 2021, unamortized stock-based compensation costs related to restricted share arrangements were $1,663,640 and will be recognized over a weighted average period of 0.7 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Units

During the nine months ended September 30, 2021, the Company granted an aggregate of 1,734,197 Restricted Stock Units (“RSUs”) to its employees and directors under the 2020 Omnibus Incentive Plan. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which was a range of $1.98 to $5.29 for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

The Company’s activity in RSUs was as follows for the nine months ended September 30, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2021	1,499,933	$2.49
Granted	1,734,197	$2.00
Vested	(338,060)	$3.31
Forfeited	(26,316)	$1.98
Non–vested at September 30, 2021	2,869,754	$2.12

For the three months ended September 30, 2021 and 2020, the Company recorded $848,108 and $593,760, respectively, in employee and director stock-based compensation expense, and for the nine months ended September 30, 2021 and 2020, $2,615,301 and $593,760, respectively. Employee and director stock-based compensation expense is a component of “Property operating expenses” in the unaudited condensed consolidated statement of operations. As of September 30, 2021, unamortized stock-based compensation costs related to restricted stock units were $4,018,279 and will be recognized over a weighted average period of 1.6 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

Warrants

The Company’s warrant activity was as follows for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2021	55,303,832	$5.92	4.73
Granted	2,483,660	$6.90
Exercised	(16,775,143)	$1.40
Outstanding – September 30, 2021	41,012,349	$7.82	3.84	$17,246,869
Exercisable – September 30, 2021	38,528,689	$7.88	3.92	$17,246,869

During the nine months ended September 30, 2021, warrants to purchase 16,775,143 shares of Common Stock were exercised with an exercise price of $1.40 per share. These exercises resulted in cash proceeds to the Company of $23,485,200 and the settlement of the Company’s warrant liability of $53,518,942.

February 2021 Public Offering and Over-allotment

On February 12, 2021, the Company closed its public offering of 12,244,897 shares of Common Stock at a public offering price of $2.45 per share pursuant to the terms of the underwriting agreement between the Company and Maxim Group LLC, entered into on February 9, 2021 (the “Underwriting Agreement”). On February 18, 2021, the Company closed the sale of an additional 1,836,734 shares of Common Stock at $2.45 per share pursuant to the exercise of the underwriters’ over-allotment option in connection with its public offering that closed on February 12, 2021. Under the terms of the Underwriting Agreement, each of the Company’s executive officers, directors, and stockholders owning more than 5% of the outstanding Common Stock, signed lock-up agreements pursuant to which each agreed, subject to certain exceptions, not to transact in the Common Stock for a period of 90 days following February 12, 2021. Gross proceeds including the over-allotment, before underwriting discounts and commissions and estimated offering expenses, are approximately $34.5 million.

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

JCI has the right to terminate the Amended Sponsorship Agreement if Phase II is not substantially funded by October 31, 2021 or substantially complete by January 2, 2024.

As of September 30, 2021, scheduled future cash to be received and required activation spend under the non-cancellable period of the Amended Sponsorship Agreement are as follows:

	Unrestricted	Activation	Total
2021 (three months)	$937,500	$187,500	$1,125,000
Total	$937,500	$187,500	$1,125,000

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Amended Sponsorship Agreement. During the three months ended September 30, 2021 and 2020, the Company recognized $1,130,708 and $1,133,708 of net sponsorship revenue related to this deal, and for the nine months ended September 30, 2021 and 2020, $3,364,155 and $3,608,402, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

First Data Merchant Services LLC

In December 2018, the Company and PFHOF entered into an 8-year licensing agreement with First Data Merchant Services LLC (“First Data”) and Santander Bank. As of September 30, 2021, scheduled future cash to be received under the agreement is as follows:

Year ending December 31,
2021 (three months)	$-
2022	150,000
2023	150,000
2024	150,000
2025	150,000
Thereafter	150,000

Total	$750,000

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended September 30, 2021 and 2020, the Company recognized $37,449 and $37,449 of net sponsorship revenue related to this deal, and for the nine months ended September 30, 2021 and 2020, $111,126 and $111,533, respectively. As of September 30, 2021 and December 31, 2020, accounts receivable from First Data totaled $0 and $58,141, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Constellation NewEnergy, Inc.

On December 19, 2018, the Company and PFHOF entered into a sponsorship and services agreement with Constellation (the “Constellation Sponsorship Agreement”) whereby Constellation and its affiliates will provide the gas and electric needs in exchange for certain sponsorship rights. The original term of the Company’s Constellation Sponsorship Agreement was through December 31, 2028. However, in June 2020, the Company entered into an amended contract with Constellation which extended the term of the Constellation Sponsorship Agreement through December 31, 2029.

The Constellation Sponsorship Agreement provides for certain rights to Constellation and its employeess to benefit from the relationship with the Company from discounted pricing, marketing efforts, and other benefits as detailed in the agreement. The Constellation Sponsorship Agreement also provides for Constellation to pay sponsorship income and to provide activation fee funds. Activation fee funds are to be used in the year received and do not roll forward for future years as unspent funds. The amounts are due by March 31 of the year to which they apply, which is represented in the chart below.

The Constellation Sponsorship Agreement includes certain contingencies reducing the sponsorship fee amount owed by Constellation if construction is not on pace with the timeframe noted in the Constellation Sponsorship Agreement.

The Company also has a note payable with Constellation. Refer to Note 4 for additional information.

As of September 30, 2021, scheduled future cash to be received and required activation spend under the Constellation Sponsorship Agreement are as follows:

	Unrestricted	Activation	Total
2021 (three months)	$-	$-	$-
2022	1,396,000	200,000	1,596,000
2023	1,423,220	200,000	1,623,220
2024	1,257,265	166,000	1,423,265
2025	1,257,265	166,000	1,423,265
Thereafter	5,029,057	664,000	5,693,057

Total	$10,362,807	$1,396,000	$11,758,807

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Constellation Sponsorship Agreement. During the three months ended September 30, 2021 and 2020, the Company recognized $295,591 and $295,591, respectively, of net sponsorship revenue related to this deal, and for the nine months ended September 30, 2021 and 2020, $877,133 and $949,064, respectively. Accounts receivable from Constellation totaled $679,000 and $1,101,867 at September 30, 2021 and December 31, 2020, respectively.

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

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended September 30, 2021 and 2020, the Company recognized $15,115 and $15,115, respectively, of net sponsorship revenue related to this deal, and for the nine months ended September 30, 2021 and 2020, $44,852 and $45,016, respectively. Accounts receivable from Turf Nation totaled $176,944 and $132,092 at September 30, 2021 and December 31, 2020, respectively.

Note 7: Other Commitments

Canton City School District

The Company has entered into cooperative agreements with certain governmental entities that support the development of the project overall, where the Company is an active participant in the agreement activity, and the Company would benefit from the success of the activity.

The Company had a commitment to the Canton City School District (“CCSD”) to provide a replacement for their Football Operations Center (“FOC”) and to construct a Heritage Project (“Heritage”). The commitment was defined in the Operations and Use Agreement for HOF Village Complex dated February 26, 2016.

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

Year ending December 31:

2021 (three months)	$77,975
2022	321,900
2023	321,900
2024	321,900
2025	321,900
Thereafter	41,320,800

Total	$42,686,375

Rent expense on operating leases totaled $81,927 and $104,366 during the three months ended September 30, 2021 and 2020, respectively, and for the nine months ended September 30, 2021 and 2020, $245,091 and $310,829 respectively, and is recorded as a component of “Property operating expenses” on the Company’s unaudited condensed consolidated statement of operations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7: Other Commitments (continued)

Stadium Management Agreement

On September 1, 2019, the Company entered into a Service Agreement with SMG to manage the Tom Benson Hall of Fame Stadium operations. Under that agreement, the Company incurs an annual management fee of $200,000. Management fee expense for the three months ended September 30, 2021 and 2020 was $50,000 and for the nine months ended September 30, 2021 and 2020 was $150,000 which is included in “Property operating expenses” on the Company’s unaudited condensed consolidated statements of operations. The agreement term shall end on December 31, 2022. On November 2, 2021, the Company and SMG agreed to terminate the Service Agreement. In connection with such termination, the Company will pay to SMG $76,370 prior to November 16, 2021.

On November 2, 2021, the Company and ASM Global entered into a new booking services agreement, whereby ASM Global will bring concerts, festivals, and other special events to the Tom Benson Hall of Fame Stadium. ASM Global will receive a portion of all ticket sales for events booked, along with reimbursement of direct expenses.

Employment Agreements

The Company has employment agreements with many of its key executive officers that usually have terms between one year and three years.

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. In consideration of the services performed by Crestline, the Company agreed to the greater of: 2% of gross revenues or $10,000 per month in base management fees and other operating expenses. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024. For the three months ended September 30, 2021 and 2020, the Company paid and incurred $30,000 and $0, respectively, in management fees, respectively, and for the nine months ended September 30, 2021 and 2020, $90,000 and $0, respectively.

Constellation EME Express Equipment Services Program

On February 1, 2021, the Company entered into a contract with Constellation whereby Constellation will sell and/or deliver materials and equipment purchased by the Company. The Company is required to provide $2,000,000 to an escrow account held by Constellation, representing adequate assurance of future performance. Constellation will invoice the Company in 60 monthly installments, which began in April 2021 for $103,095. Additionally, the Company has two notes payable with Constellation. See Note 4 for more information.

Note 8: Contingencies

During the normal course of its business, the Company is subject to occasional legal proceedings and claims. The Company does not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition, or cash flows.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Due to IRG Member	$1,420,960	$1,456,521
Due to IRG Affiliate	140,762	140,180
Due to PFHOF	266,946	126,855
Total	$1,828,668	$1,723,556

IRG Canton Village Member, LLC, a member of HOF Village, LLC controlled by our director Stuart Lichter (the “IRG Member”) and an affiliate, provides certain supporting services to the Company. As noted in the Operating Agreement of HOF Village, LLC, an affiliate of the IRG Member, IRG Canton Village Manager, LLC, the manager of HOF Village, LLC controlled by our director Stuart Lichter, may earn a master developer fee calculated as 4.0% of development costs incurred for the Hall of Fame Village powered by Johnson Controls, including, but not limited to site assembly, construction supervision, and project financing. These development costs incurred are netted against certain costs incurred for general project management.

For the three months ended September 30, 2021 and 2020, costs incurred under these arrangements were $0 and $677,359, respectively, and for the nine months ended September 30, 2021 and 2020, costs incurred were $0 and $886,305, respectively, which were included in “Project development costs” on the condensed consolidated balance sheets.

The amounts due to the IRG Member above are for development fees, human resources support, and the Company’s engagement with them to identify and obtain naming rights sponsorships and other entitlement partners for the Company. The Company and IRG Member have an arrangement whereby the Company pays IRG Member $15,000 per month plus commissions. For both the three months ended September 30, 2021 and 2020, the Company incurred $45,000 in costs to this affiliate, and for the nine months ended September 30, 2021 and 2020, the Company incurred $135,000 for both periods.

The due to related party amounts above are non-interest bearing advances from an affiliate of IRG Member due on demand. The Company is currently in discussions with this affiliate to establish repayment terms of these advances. However, there could be no assurance that the Company and IRG Member will come to terms acceptable to both parties.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Related-Party Transactions (continued)

License Agreement

On March 10, 2016, the Company entered into a license agreement with PFHOF, whereby the Company has the ability to license and use certain intellectual property from PFHOF in exchange for the Company paying a fee based on certain sponsorship revenues and expenses. On December 11, 2018, the license agreement was amended to change the calculation of the fee to be 20% of eligible sponsorship revenue. The license agreement was further amended in a First Amended and Restated License Agreement, dated September 16, 2019. The license agreement expires on December 31, 2033. During the three months ended September 30, 2021 and 2020, the Company recognized expenses of $139,000 and $525,733, respectively, and for the nine months ended September 30, 2021 and 2020, $349,442 and $992,955, respectively, which are included in “Property operating expenses” on the Company’s unaudited condensed consolidated statements of operations.

Media License Agreement

On November 11, 2019, the Company entered into a Media License Agreement with PFHOF. On July 1, 2020, the Company entered into an Amended and Restated Media License Agreement that terminates on December 31, 2034. In consideration of a license to use certain intellectual property of PFHOF, the Company agreed to pay PFHOF minimum guaranteed license fees of $1,250,000 each year during the term. The first annual minimum payment was due July 1, 2021. The Company has not yet made this payment and is in the process of renegotiating this agreement with PFHOF. The Company believes that it is not probable that it will have to pay the $1,250,000 minimum payment, and as such has not accrued such amount. During the three months ended September 30, 2021, the Company paid $50,000 to PFHOF as a payment to be applied to the agreement in the process of renegotiation. There can be no assurances that the Company and PFHOF will reach a favorable agreement. There were no other license fees incurred during the three and nine months ended September 30, 2021 and 2020 under the Media License Agreement.

Other Liabilities

Other liabilities consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Activation fund reserves	$3,472,502	$3,780,343
Deferred revenue	785,826	1,709,126
Total	$4,258,328	$5,489,469

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Related-Party Transactions (continued)

Purchase of Real Property from PFHOF

On February 3, 2021, the Company purchased certain parcels of real property from PFHOF, located at the site of the Hall of Fame Village powered by Johnson Controls, for $1.75 million. In connection with the purchase, the Company granted certain easements to PFHOF to ensure accessibility to the PFHOF museum.

Shared Services Agreement with PFHOF

On March 9, 2021, the Company entered into an additional Shared Services Agreement with PFHOF, which supplements the existing Shared Services Agreement by, among other things, providing for the sharing of costs for activities relating to shared services.

Note 10: Concentrations

For the three months ended September 30, 2021, one customer represented approximately 33% of the Company’s total revenue. For the three months ended September 30, 2020, two customers represented approximately 68% and 18% of the Company’s total revenue. For the nine months ended September 30, 2021, two customers represented approximately 43% and 11% of the Company’s total revenue. For the nine months ended September 30, 2020, two customers represented approximately 74% and 19% of the Company’s total revenue. At September 30, 2021, three customers represented approximately 41%, 16%, and 11% of the Company’s accounts receivable. At December 31, 2020, two customers represented approximately 71% and 15% of the Company’s accounts receivable.

At any point in time, the Company can have funds in their operating accounts and restricted cash accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation insurance limits. While the Company monitors the cash balances in their operating accounts, these cash and restricted cash balances could be impacted if the underlying financial institutions fail or other adverse conditions in the financial markets occurs.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe,” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Form 10-K/A for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on May 12, 2021, as updated by the risk factors disclosed under the heading “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Business Overview

The Company is a resort and entertainment company, leveraging the power and popularity of professional football and its legendary players in partnership with National Football Museum, Inc., doing business as the Pro Football Hall of Fame. Headquartered in Canton, Ohio, we own Hall of Fame Village powered by Johnson Controls, a multi-use sports and entertainment destination centered around the Pro Football Hall of Fame campus. The Company is pursuing a differentiation strategy across three pillars, including destination-based assets, HOF Village Media (defined below), and gaming (including the fantasy football league in which we acquired a majority stake in 2020). The strategic plan has been developed in three phases of growth.

The first phase of the Hall of Fame Village powered by Johnson Controls is operational, consisting of the Tom Benson Hall of Fame Stadium, the National Youth Football & Sports Complex, and HOF Village Media Group, LLC (“Hall of Fame Village Media”). In 2016, the Company substantially completed the Tom Benson Hall of Fame Stadium, a sports and entertainment venue with a seating capacity of approximately 23,000, with continued development of the end zones in 2021. The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the NFL Hall of Fame Game, Enshrinement and the Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. In 2016, the Company opened the National Football & Sports Complex, which consists of eight full-sized, multi-use regulation football fields, five of which have been completed in Phase I. The facility hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby, and soccer. In 2017, the Company formed HOF Village Media, leveraging the sport of professional football to produce exclusive programming by licensing the extensive content controlled by the Pro Football Hall of Fame, as well as new programming assets developed from live events such as youth tournaments, camps and sporting events held at the National Football & Sports Complex and the Tom Benson Hall of Fame Stadium.

The Company is developing new hospitality, attraction, and corporate assets surrounding the Pro Football Hall of Fame Museum as part of a Phase II development plan. Plans for future components of the Hall of Fame Village powered by Johnson Controls include two hotels (one on campus and one in downtown Canton that was opened in Q4 2020), the Hall of Fame Indoor Waterpark, the Constellation Center for Excellence (an office building including retail and meeting space), the Center for Performance (a convention center/field house), and the Hall of Fame Retail Promenade (to be called the Fan Engagement Zone). Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

Key Components of the Company’s Results of Operations

Revenue

The Company’s sponsorship revenue is derived from its agreements with third parties such as Johnson Controls and Constellation NewEnergy. These sponsorship agreements are generally multi-year agreements to provide cash or some other type of benefit to the Company. Some agreements require the Company to use a portion of the sponsorship revenue to incur marketing and other activation costs associated with the agreement, and this revenue is shown net of those associated costs. Additionally, the Company’s Tom Benson Hall of Fame Stadium is used to host premier entertainment and sports events to generate event revenues. In addition to top entertainers, the stadium is used to host a variety of sporting events, including high school, college, and professional football games throughout the year. The Company plans to continue to expand programming where applicable for its live event business. The Company receives revenue from the DoubleTree by Hilton in Canton, Ohio (the “DoubleTree Hotel”). The Company’s other revenue is derived primarily from rents and cost reimbursement.

Operating Expenses

The Company’s operating expenses include property operating expenses, depreciation expense, and other operating expenses. These expenses have increased in connection with putting the Company’s first phase into operation and the Company expects these expenses to continue to increase with the Company’s growth.

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

Other operating expenses include items such as management fees, commission expense, and professional fees. The Company expects these expenses to continue to increase with the Company’s growth.

The Company’s depreciation expense includes the related costs to owning and operating significant property and entertainment assets. These expenses have grown as the Company completed Phase I development and the assets associated with Phase I became operational. The Company expects these expenses to continue to grow as Phase II and III assets are developed and become operational.

Impact of COVID-19

Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19, and measures to prevent its spread, impacted our business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and National Youth Football and Sports Complex, which negatively impacts our ability to sell sponsorships. Also, we opened our newly renovated DoubleTree Hotel in November 2020, but the occupancy rate has been negatively impacted by the pandemic. The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 as well as individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

Results of Operations

The following table sets forth information comparing the components of net income (loss) for the three months ended September 30, 2021 and the comparable period in 2020:

	For the Three Months Ended September 30,
	2021	2020

Revenues
Sponsorships, net of activation costs	$1,554,454	$1,564,250
Rents and cost recoveries	181,892	103,244
Event and other revenues	321,897	9,613
Hotel revenues	1,423,713	-
Total revenues	$3,481,956	$1,677,107

Operating expenses
Property operating expenses	8,933,714	8,987,167
Hotel operating expenses	1,524,774	-
Commission expense	224,293	199,668
Impairment expense	1,748,448
Depreciation expense	2,993,583	2,753,046
Total operating expenses	$15,424,812	$11,939,881

Loss from operations	(11,942,856)	(10,262,774)

Other income (expense)
Interest expense	(981,945)	(615,250)
Amortization of discount on note payable	(1,326,620)	(3,043,738)
Change in fair value of warrant liability	22,469,170	25,510,000
Business combination costs	-	(19,137,165)
Loss on forgiveness of debt	-	(877,976)
Total other income	$20,160,605	$1,835,871

Net income (loss)	$8,217,749	$(8,426,903)

Series B preferred stock dividends	(212,844)	-
Non-controlling interest	141,011	36,000

Net income (loss) attributable to HOFRE stockholders	$8,145,916	$(8,390,903)

Net income (loss) per share – basic	$0.09	$(0.26)

Weighted average shares outstanding – basic	95,044,250	32,576,553

Net loss per share – diluted	$(0.08)	$(0.26)

Weighted average shares outstanding – diluted	102,540,809	32,576,553

Three Months Ended September 30, 2021 as Compared to the Three Months Ended September 30, 2020

Sponsorship Revenues

The Company’s sponsorship revenues were $1,554,454 for the three months ended September 30, 2021 compared to $1,564,250 for the three months ended September 30, 2020, for a decrease of $9,796 or 1%. This decrease was primarily due to the amendment of the Company’s sponsorship agreement with Johnson Controls, Inc.

Rents and cost recoveries

The Company’s revenue from rents and cost recoveries was $181,892 for the three months ended September 30, 2021 compared to $103,244 for the three months ended September 30, 2020, for an increase of $78,648 or 76%. This decrease was primarily driven by an increase in events in 2021 due to the decrease of COVID-19 restrictions.

Event and other revenues

The Company’s revenue from events and other sources was $321,897 for the three months ended September 30, 2021 compared to $9,613 for the three months ended September 30, 2020, for an increase of $312,284 or 3,249%. This increase was primarily driven by $34,000 in revenues from sales of the Company’s NFTs, along with an increase of revenue from the Company’s hosting of enshrinement week and other events.

Hotel Revenues

The Company’s hotel revenue was $1,423,713 for the three months ended September 30, 2021 compared to $0 for the three months ended September 30, 2020. This was driven by the opening of the DoubleTree Hotel in November 2020.

Property Operating Expenses

The Company’s property operating expense was $8,933,714 for the three months ended September 30, 2021 compared to $8,987,167 for the three months ended September 30, 2020, for a decrease of $53,453 or 1%. This decrease was predominately the result of a decrease in stock-based compensation of $1.9 million, offset by increases in the Company’s operating expenses.

Hotel Operating Expenses

The Company’s hotel operating expense was $1,524,774 for the three months ended September 30, 2021 compared to $0 for the three months ended September 30, 2020. This increase was driven by the Company incurring operating expenses related to the DoubleTree Hotel opening in November 2020.

Commission Expense

The Company’s commission expense was $224,293 for the three months ended September 30, 2021 compared to $199,668 for the three months ended September 30, 2020, for an increase of $24,625 or 12%. The increase in commission expense is primarily the result of final prior year commissions’ fees paid in the first quarter of 2021 per the agreements in place at that time.

Depreciation Expense

The Company’s depreciation expense was $2,993,583 for the three months ended September 30, 2021 compared to $2,753,046 for the three months ended September 30, 2020, for an increase of $240,537 or 9%. The increase in depreciation expense is primarily the result of additional depreciation expense incurred due to the DoubleTree Hotel opening in November 2020.

Impairment Expense

The Company’s impairment expense of $1,748,448 for the three months ended September 30, 2021, was due to an impairment of project development costs due to a change in plans for Company’s Center for Performance, which caused the Company to abandon previous plans that will not benefit the current plan.

Interest Expense

The Company’s total interest expense was $981,945 for the three months ended September 30, 2021 compared to $615,250 for the three months ended September 30, 2020, for an increase of $366,695 or 60%. The increase in total interest expense is primarily due to an increase in the Company’s notes payable.

Amortization of Debt Discount

The Company’s total amortization of debt discount was $1,326,620 for the three months ended September 30, 2021, compared to $3,043,738 for the three months ended September 30, 2020, for a decrease of $1,717,118 or 56%. The decrease in total amortization of debt discount is primarily due to the prepayment of a portion of the Company’s note payable with Aquarian.

Change in Fair Value of Warrant Liability

The Company’s change in fair value warrant liability was a gain of $22,469,170 for the three months ended September 30, 2021 compared to a gain of $25,510,000 for the three months ended September 30, 2020. The change in fair value is determined primarily by changes in the fair value of the Company’s Common Stock, which has declined in the quarter ending September 30, 2021.

Business Combination Costs

The Company’s business combination costs were $0 for the three months ended September 30, 2021 compared to $19,137,165 for the three months ended September 30, 2020. The Company’s business combination costs were incurred in connection with its Business Combination on July 1, 2020 with GPAQ. The business combination costs consisted of $2,218,187 related to our CEO’s restricted stock award in which one-third vested on July 2, 2020 in conjunction with the closing of the business combination, a $200,000 cash bonus to our CEO, and other legal and professional fees incurred in the Business Combination.

Nine Months Ended September 30, 2021 as Compared to the Nine Months Ended September 30, 2020

The following table sets forth information comparing the components of net loss for the nine months ended September 30, 2021 and the comparable period in 2020:

	For the Nine Months Ended September 30,
	2021	2020
Revenues
Sponsorships, net of activation costs	$4,538,292	$4,886,106
Rents and cost recoveries	278,853	420,681
Event revenues	328,616	37,446
Hotel revenues	2,615,273	-
Total revenues	$7,761,034	$5,344,233

Operating expenses
Property operating expenses	21,162,494	18,099,436
Hotel operating expenses	3,887,928	-
Commission expense	651,543	1,257,648
Impairment expense	1,748,448
Depreciation expense	8,886,650	8,198,469
Total operating expenses	$36,337,063	$27,555,553

Loss from operations	(28,576,029)	(22,211,320)

Other expense
Interest expense	(2,941,672)	(4,825,045)
Amortization of discount on note payable	(3,725,347)	(9,721,484)
Change in fair value of warrant liability	(67,565,942)	25,510,000
Business combination costs	-	(19,137,165)
Gain (loss) on forgiveness of debt	390,400	(877,976)
Total other expense	$(73,842,561)	$9,051,670

Net loss	$(102,418,590)	$(31,262,990)

Series B preferred dividends	(342,844)	-
Non-controlling interest	301,221	-

Net loss attributable to HOFRE stockholders	$(102,460,213)	$(31,262,990)

Net loss per share – basic and diluted	$(1.16)	$(2.15)

Weighted average shares outstanding, basic and diluted	88,382,322	14,548,887

Sponsorship Revenues

The Company’s sponsorship revenues were $4,538,292 for the nine months ended September 30, 2021 compared to $4,886,106 for the nine months ended September 30, 2020, for a decrease of $347,814 or 7%. This decrease was primarily driven by the cancellation of a smaller sponsorship agreement as well as the impact of revisions to two sponsorship agreements effective in the third quarter of 2020.

Rents and cost recoveries

The Company’s revenue from rents and cost recoveries was $278,853 for the nine months ended September 30, 2021 compared to $420,681 for the nine months ended September 30, 2020, for a decrease of $141,828, or 34%. This decrease was primarily driven by the decreased utilization of the Company’s youth fields.

Event and other revenues

The Company’s revenue from events and other sources was $328,616 for the nine months ended September 30, 2021 compared to $37,446 for the nine months ended September 30, 2020, for an increase of $291,170 or 778%. This increase was primarily driven by $34,000 in revenues from sales of the Company’s NFTs, along with an increase of revenue from the Company’s hosting of enshrinement week and other events.

Hotel Revenues

The Company’s hotel revenue was $2,615,273 for the nine months ended September 30, 2021 compared to $0 from the nine months ended September 30, 2020. This was driven by the opening of the DoubleTree Hotel in November 2020.

Property Operating Expenses

The Company’s property operating expense was $21,162,494 for the nine months ended September 30, 2021 compared to $18,099,436 for the nine months ended September 30, 2020, for an increase of $3,063,058 or 17%. This increase was driven by the lifting of some COVID-19 restrictions in the first half of 2021 and the return to more normal property operations.

Hotel Operating Expenses

The Company’s hotel operating expense was $3,887,928 for the nine months ended September 30, 2021 compared to $0 for the nine months ended September 30, 2020. This increase was driven by the Company incurring operating expenses related to the DoubleTree Hotel opening in November 2020.

Commission Expense

The Company’s commission expense was $651,543 for the nine months ended September 30, 2021 compared to $1,257,648 for the nine months ended September 30, 2020, for a decrease of $606,105 or 48%. The decrease in commission expense is primarily the result of final prior year commissions’ fees paid in the first quarter of 2020 per the agreements in place at that time.

Depreciation Expense

The Company’s depreciation expense was $8,886,650 for the nine months ended September 30, 2021 compared to $8,198,469 for the nine months ended September 30, 2020, for an increase of $688,181 or 8%. The increase in depreciation expense is primarily the result of additional depreciation expense incurred due to the DoubleTree Hotel opening in November 2021.

Impairment Expense

The Company’s impairment expense of $1,748,448 for the nine months ended September 30, 2021, was due to an impairment of project development costs due to a change in plans for Company’s Center for Performance, which caused the Company to abandon previous plans that will not benefit the current plan.

Interest Expense

The Company’s total interest expense was $2,941,672 for the nine months ended September 30, 2021 compared to $4,825,045 for the nine months ended September 30, 2020, for a decrease of $1,883,373 or 39%. The decrease in total interest expense is primarily due to extinguishment of select debt instruments at the close of the Business Combination and the cancellation of a note we owed IRG in exchange for issuance of shares of the Company’s Common Stock and Series C Warrants in December 2020, as well as changes in interest rates and certain interest expense due to affiliate that was waived under a revised agreement on June 30, 2020.

Amortization of Debt Discount

The Company’s total amortization of debt discount was $3,725,347 for the nine months ended September 30, 2021 compared to $9,721,484 for the nine months ended September 30, 2020, for a decrease of $5,996,137, or 62%. The decrease in total amortization of debt discount is primarily due to the conversion of the Company’s various outstanding notes payable throughout the second half of 2020.

Change in Fair Value of Warrant Liability

The Company’s change in fair value warrant liability was a loss of $67,565,942 for the nine months ended September 30, 2021 compared to a gain of $25,510,000 for the nine months ended September 30, 2020. The change in fair value is determined by changes in the fair value of the Company’s Common Stock, which has increased in the nine months ending September 30, 2021.

Business Combination Costs

The Company’s business combination costs were $0 for the nine months ended September 30, 2021, as compared to $19,137,165 for the nine months ended September 30, 2020. The Company’s business combination costs were incurred in connection with its business combination on July 1, 2020 with GPAQ. The business combination costs consisted of $2,218,187 related to our CEO’s restricted stock award in which one-third vested on July 2, 2020 in conjunction with the closing of the business combination, a $200,000 cash bonus to our CEO, and other legal and professional fees incurred in the Business Combination.

Gain on Forgiveness of Debt

The Company’s gain on forgiveness of debt was $390,400 for the nine months ended September 30, 2021, as compared to a loss of $877,976 for the nine months ended September 30, 2020. The gain on forgiveness of debt is due to the forgiveness of the Company’s Paycheck Protection Program Loan during the first quarter of 2021.

Liquidity and Capital Resources

The Company has sustained recurring losses and negative cash flows from operations through September 30, 2021. In addition, the Company has significant debt obligations maturing in the 12-month period subsequent to the date these unaudited condensed consolidated financial statements are issued. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of September 30, 2021, the Company had approximately $13.2 million of unrestricted cash and $15.3 million of restricted cash, respectively. This conditions initially raise substantial doubt regarding the Company’s ability to continue as a going concern. However, the Company believes that management’s plans alleviate such substantial doubt. Management’s plans include raising additional capital, including debt, construction lending, and equity financing or, if necessary, reducing the scope of planned development.

During February 2021, the Company received approximately $34.5 million gross proceeds from the issuance of shares of its Common Stock, before offering costs.

On June 4, 2021, the Company completed a private placement with CH Capital Lending, LLC, pursuant to which the Company sold to CH Capital Lending, LLC for a purchase price of $15.0 million (i) 15,000 shares of 7.00% Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which are convertible into shares of the Company’s Common Stock, having an aggregate liquidation preference of $15.0 million plus any accrued but unpaid dividends to the date of payment, and (ii) 2,450,980 warrants, with a term of three years, exercisable six months after issuance, each exercisable for one share of Common Stock at an exercise price of $6.90 per share, subject to certain adjustments (the “Series D Warrants”). Also on June 4, 2021, the Company closed a securities purchase agreement with another purchaser for 200 shares of Series B Preferred Stock and 32,680 Series D Warrants in exchange for $200,000.

On each of August 12, 2021 and September 22, 2021, the Company issued to American Capital Center, LLC (the “Investor”) 900 shares (the “Series A Shares”) of 7.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at a price of $1,000 per share for an aggregate purchase price of $900,000. The Company will pay the Investor an origination fee of 2% of the aggregate purchase price.

On September 30, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Wedbush Securities Inc. and Maxim Group LLC with respect to an at the market offering program (“ATM”) under which the Company may, from time to time, offer and sell shares of the Company’s Common Stock having an aggregate offering price of up to $50 million. No shares had been sold under the Equity Distribution Agreement through September 30, 2021. From the October 1 through November 10, 2021, approximately 202,489 shares were sold resulting in net proceeds to the Company totaling approximately $512,273. The remaining availability under the Equity Distribution Agreement as of the date of filing of this report is approximately $49.5 million.

The Company believes that, as a result of the transactions described above and its current ongoing negotiations, it will have sufficient financing to meet its funding requirements over the next twelve months. Notwithstanding, the Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Cash Flows

Since inception, the Company has primarily used its available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2021	2020
Cash (used in) provided by:
Operating activities	$(20,245,591)	$(25,218,923)
Investing activities	(42,328,949)	2,949,733
Financing activities	51,011,265	37,496,789
Net (decrease) increase in cash and restricted cash	$(11,563,275)	$15,227,599

Cash Flows for the Nine Months Ended September 30, 2021 as Compared to the Nine Months Ended September 30, 2020

Operating Activities

Net cash used in operating activities was $20,245,591 for the nine months ended September 30, 2021, which consisted primarily of the Company’s net loss of $102,418,590, offset by non-cash depreciation expense of $8,886,648, amortization of note discounts of $3,725,349, stock-based compensation expense of $4,573,524, non-cash impairment expense of $1,748,448, and a change in fair value of warrant liability of $67,565,942. The changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $125,208, an increase in prepaid expenses and other assets of $1,648,247, and a decrease in accounts payable and accrued expenses of $2,537,410.

Net cash used in operating activities was $25,218,923 during the nine months ended September 30, 2020, which consisted primarily of a net loss of $31,262,990, offset by non-cash depreciation expense of $8,198,469, amortization of note discounts of $9,721,484, payment-in-kind interest rolled into debt of $3,135,035, a decrease in accounts receivable of $102,922, an increase in prepaid expenses and other assets of $4,525,057, an increase in accounts payable and accrued expenses of $15,517,286, a decrease in due to affiliates of $9,126,691, and an increase in other liabilities of $4,090,150.

Investing Activities

Net cash used in investing activities was $42,328,949 during the nine months ended September 30, 2021 as opposed to net cash provided by investing activities of $2,949,733 during the nine months ended September 30, 2020. Cash used in investing activities consisted primarily of cash used for project development costs and property and equipment.

Financing Activities

Net cash provided by financing activities was $51,011,265 during the nine months ended September 30, 2021, which consisted primarily of $6,900,000 in proceeds from notes payable, $15,200,000 in proceeds from the sale of Series B Preferred Stock, $31,746,996 of proceeds from equity raises, and $23,485,200 of proceeds from the exercise of warrants, offset by $25,762,598 in repayments of notes payable, and $515,000 in payment of financing costs.

Net cash provided by financing activities was $37,496,789 during the nine months ended September 30, 2020, which consisted primarily of $65,039,642 in borrowings on loans payable, partially offset by $26,113,861 of repayments on loans payable, and $1,428,992 in payment of financing costs.

Contractual Obligations and Commitments

The following is a summary of the contractual obligations, which includes interest as of September 30, 2021 and the effect such obligations are expected to have on the liquidity and cash flows in future periods:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable commitments	$99,204,925	$48,637,215	$4,145,539	$32,879,171	$13,543,000
Project and ground leases	4,686,375	321,900	643,800	643,800	3,076,875
Total	$103,891,300	$48,959,115	$4,789,339	$33,522,971	$16,619,875

The Company has various debt covenants that require certain financial information to be met. If the Company does not meet the requirements of the debt covenants, the Company will be responsible for paying the full outstanding amount of the note immediately. As of September 30, 2021, we were in compliance with all relevant debt covenants.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2021.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, the Company bases its estimates on historical experience and on various other assumptions the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For information on the Company’s significant accounting policies please refer to Note 2 to the Company’s unaudited condensed consolidated financial statements.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of September 30, 2021, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Control over Financial Reporting

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

During the quarter ended September 30, 2021, there were no material changes to the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

During the normal course of its business, the Company is subject to occasional legal proceedings and claims. The Company does not have any pending litigation that separately or in aggregate, will, in the opinion of management, based on currently available information have a material adverse effect on its results of operations, financial condition or cash flows.

Item 1A. Risk factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to our risk factors previously disclosed in our Exchange Act Reports.

The maturity date of the Term Loan, which is secured by substantially all of our assets, is March 1, 2022. There can be no assurance that we will be able to repay the obligation upon maturity to avoid a default.

We are party to a term loan agreement (as amended, the “Term Loan Agreement”), dated as of December 1, 2020 (the “Effective Date”), among the Company, Newco, and certain of Newco’s subsidiaries, as borrowers (collectively, the “Borrowers”), and Aquarian Credit Funding LLC (“Aquarian”), as lead arranger, administrative agent, collateral agent, and representative of the lenders party thereto (the “Lenders”), as amended by Amendment Number 1 dated January 28, 2021 (“Loan Amendment No. 1”), Amendment Number 2 dated February 15, 2021 (“Loan Amendment No. 2”), Amendment No. 3 dated August 30, 2021 (“Loan Amendment No. 3”), and Amendment No. 4 dated August 30, 2021 (“Loan Amendment No. 4”), pursuant to which we borrowed from the Lenders (the “Term Loan”) originally $40 million. In connection with the closing of Amendment No. 3, the Borrowers prepaid (in addition to certain interest) $20.0 million (the “Prepayment”) in respect of the $40.0 million existing outstanding principal balance of the Term Loan resulting in an updated outstanding principal balance of the Term Loan of $20.0 million. The term of the Term Loan Agreement is 15 months from the Effective Date (the “Term”). The Term Loan bears interest at a fixed rate equal to 10.0% per annum, payable monthly in advance on the outstanding amount of the Term Loan during the Term. We have provided collateral in connection with the Term Loan, including, with certain exceptions: (i) a perfected, first priority security interest in all our real and intangible property, including cash and accounts (perfected through account control agreements), contracts, intellectual property, leases, plans and specifications, permits, licenses, approvals, entitlements, and development rights; (ii) a perfected first priority pledge of 100% of the portion of the ownership interests in our subsidiaries; and (iii) a first mortgage, an assignment of leases and rents, and environmental indemnity covering the property owned by the Borrowers (collateral protection to include other customary documentation, including but not limited to deeds in lieu and cognovits, subject to prior exhaustion of all customary notice and cure periods in the event of default, as detailed in the Term Loan documents). There can be no assurance that we will be able to repay the Term Loan upon maturity to avoid a default.

Loan Amendment No. 1 and Loan Amendment No. 2 extended from January 30, 2021 to February 28, 2021 the deadline (the “Delivery Date”) the Company has to deliver (i) fully executed “springing” or “soft lockbox” control agreements with respect to certain accounts of the Borrowers and (ii) evidence reasonably satisfactory to Aquarian, as administrative agent under the Term Loan Agreement (the “Administrative Agent”), that a Borrower is now the sole beneficiary of certain accounts which have not been closed (as permitted in Section 6.16 of the Term Loan Agreement), in each case prior to the Delivery Date. With respect to Loan Amendment No. 3, the Borrowers made the Prepayment by prepaying in its entirety the Promissory Note, dated December 1, 2020, made by Borrowers to Lincoln Lender in connection with the Term Loan Agreement. Amendment No. 3 amended the Term Loan Agreement to remove Lincoln Benefit Life Company (“Lincoln Lender”), as a Lender in connection with the Borrowers’ repayment of Lincoln Lender. Under Amendment Number 3, each of Administrative Agent and Investors Heritage Life Insurance Company (“Remaining Lender”) acknowledge and agree that, notwithstanding that the Term Loan Agreement requires that prepayments shall be pro rata, as between the Lenders, in connection with the Borrowers’ repayment in full of Lincoln Lender, Remaining Lender will not require a simultaneous pro rata repayment of amounts it is owed under the Term Loan Agreement. Amendment No. 4 makes certain changes to the amended Term Loan Agreement, including among other things: (i) extending the maturity of the Term Loan to March 1, 2022, and (ii) removing a deadline for the Company to obtain a commitment for financing of Phase II of the Company’s development plan. In connection with the extension of the maturity of the Term Loan, the Company deposited interest for the extended term in the Interest Reserve Account (as defined in the amended Term Loan Agreement). Amendment No. 4 also includes consent of the Administrative Agent and Lenders to the Borrowers entering into certain agreements with the Stark County Port Authority as related to the final phase of the youth fields construction and the construction of the Constellation Center for Excellence, both of which are continuations of the ongoing efforts to realize sales tax savings for the project using the customary leaseback structure currently in place for the youth fields and other components of the Company’s development project.

The Term Loan Agreement contains customary affirmative and negative covenants for this type of loan, including without limitation (i) affirmative covenants, including the maintenance of certain key contracts and content rights, adherence to a detailed cash flow forecast including a hard cost and a soft cost construction budget, and (ii) negative covenants, including restrictions on additional indebtedness, prepayment of other indebtedness, transactions with related parties, additional liens, dividends, investments and advances, sales of assets, capital expenditures, mergers and acquisitions, and standard prohibitions on change of control. Additionally, from the Effective Date until repayment of the Term Loan, we must maintain, in an account controlled by Aquarian (the “Proceeds Account”), cash and cash equivalents equal to at least $7.5 million (the “Liquidity Covenant”). Subject to stated exceptions, we must deposit all funds received by the Borrowers during the Term from any and all sources into the Proceeds Account and must have Aquarian’s prior written approval to withdraw any amounts from the Proceeds Account, pursuant to a budget and schedule agreed upon by the parties. As of September 30, 2021, there was approximately $12.9 million in the Proceeds Account and $0.8 million in the interest account. We are also required to prepay the outstanding balance of the Term Loan under certain circumstances and the Lenders will have the right to approve certain types of transactions by us during the Term.

If we do not receive sufficient capital to substantially repay our indebtedness, our indebtedness may have a material adverse effect on our business, our financial condition and results of operations and our ability to secure additional financing in the future, and we may not be able to raise sufficient funds to repay our indebtedness.

As of September 30, 2021, the Company’s capital structure includes debt and debt-like obligations consisting of the following gross principal amounts:

●	approximately $9.6 million of net indebtedness to Development Finance Authority of Summit County, Ohio, representing tax-increment financing proceeds;

●	approximately $3.6 million of indebtedness outstanding pursuant to a 7.00% Series A Cumulative Redeemable Preferred Stock;

●	approximately $3.0 million drawn on a loan facility of up to $3.0 million with New Market Project, Inc., the proceeds of which are to be used for the development of the McKinley Grand Hotel;

●	approximately $3.5 million drawn on a loan facility of up to $3.5 million with the City of Canton, Ohio;

●	approximately $6.5 million in financing from Constellation through its Efficiency Made Easy (“EME”) program;

●	approximately $4.7 million in financing from Constellation through its Efficiency Made Easy (“EME 2”) program;

●	approximately $7.0 million of indebtedness outstanding pursuant to a promissory note, by HOF Village in favor of JKP Financial, LLC;

●	approximately $15.3 million of net indebtedness outstanding pursuant to a construction loan agreement with Erie Bank, the proceeds of which are to be used for the development of the McKinley Grand Hotel;

●	approximately $23.5 million of net indebtedness representing Convertible PIPE Notes with Magnetar Financial, LLC;

●	approximately $2.7 million of net indebtedness representing a cooperating agreement with DFA Summit, the City of Canton, Ohio, the Canton Regional Special Improvement District, Inc. and the U.S. Bank National Association for the construction of the Series 2020C Project; and

●	approximately $20.0 million of net indebtedness outstanding pursuant to a promissory note in favor of Aquarian Credit Funding, LLC.

●	If we do not have sufficient funds to repay our debt at maturity, our indebtedness could subject us to many risks that, if realized, would adversely affect us, including the following:

●	our cash flows from operations would be insufficient to make required payments of principal and interest on the debt, and a failure to pay would likely result in acceleration of such debt and could result in cross accelerations or cross defaults on other debt;

●	our debt may increase our vulnerability to adverse economic and industry conditions;

●	to the extent that we generate and use any cash flow from operations to make payments on our debt, it will reduce our funds available for operations, development, capital expenditures and future investment opportunities or other purposes;

●	debt covenants limit our ability to borrow additional amounts, including for working capital, capital expenditures, debt service requirements, executing our development plan and other purposes;

●	restrictive debt covenants may limit our flexibility in operating our business, including limitations on our ability to make certain investments; incur additional indebtedness; create certain liens; incur obligations that restrict the ability of our subsidiaries to make payments to us; consolidate, merge or transfer all or substantially all of our assets; or enter into transactions with affiliates;

●	to the extent that our indebtedness bears interest at a variable rate, we are exposed to the risk of increased interest rates;

●	debt covenants may limit our subsidiaries’ ability to make distributions to us;

●	causing an event of default under the Term Loan if it is not repaid in full at maturity; and

●	if any debt is refinanced, the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

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

Item 2. Unregistered sales of equity securities and use of proceeds

On each of August 12, 2021 and September 22, 2021, the Company issued to American Capital Center, LLC (the “Investor”) 900 shares (the “Series A Shares”) of 7.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at a price of $1,000 per share for an aggregate purchase price of $900,000. The Company will pay the Investor an origination fee of 2% of the aggregate purchase price. The issuance and sale of the Series A Shares to the Investor is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Investor has represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the Series A Shares are being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

Effective July 22, 2021, the Company issued to BXPG LLC (“Brand X”) 25,000 shares (the “Common Shares”) of Common Stock pursuant to the services agreement, dated as of June 16, 2020 (the “Services Agreement”), among HOF Village Newco, LLC, Mountaineer GM, LLC (“Mountaineer”) and Brand X and the amended and restated limited liability company agreement of Mountaineer, dated as of June 10, 2020 between HOF Village Newco, LLC and Michael Klein & Associates, Inc. Under the Services Agreement, Brand X provides services with regard to the Hall Of Fantasy League (“HOFL”), a fantasy league that allows it’s participants to experience a fantasy team with a community of shared stakeholders. The issuance and sale of the Common Shares to Brand X is exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Brand X has represented under the Services Agreement that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the Common Shares are being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on August 12, 2021)
10.1	Amendment Number 3 to Term Loan Agreement, dated as of August 30, 2021, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC. and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38363), filed with the SEC on September 1, 2021)
10.2	Amendment Number 4 to Term Loan Agreement, dated as of August 30, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC. and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-38363), filed with the SEC on September 1, 2021)
10.3	Equity Distribution Agreement, dated as of September 30, 2021, among Hall of Fame Resort & Entertainment Company, Wedbush Securities Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 001-38363), filed with the SEC on September 30, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: November 10, 2021	By:	/s/ Michael Crawford
Michael Crawford
Chief Executive Officer
(Principal Executive Officer)