Form 10-K
period 2021-12-31
Hall of Fame Resort & Entertainment Co
filed 2022-03-14
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $177,288,737.

As of March 11, 2022, the registrant had outstanding 108,123,006 shares of common stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

i

NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are generally identified by use of words such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “projection,” “outlook,” “target,” “seek,” or words of similar meaning. These forward-looking statements include, but are not limited to, statements regarding the Company’s future opportunities and estimated future results. Such forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.

In addition to factors identified elsewhere in this Annual Report on Form 10-K, the following risks, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: the benefits of the Business Combination (defined below); the future financial performance of the Company and its subsidiaries, including Newco (as defined below); changes in the market in which the Company competes; expansion and other plans and opportunities; the effect of the COVID-19 pandemic on the Company’s business; the Company’s ability to raise financing in the future; the Company’s ability to maintain the listing of its Common Stock, $0.0001 par value (the “Common Stock”), on the Nasdaq Capital Market (“Nasdaq”); and other factors detailed under the section titled “Risk Factors” in this Report.

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

ii

PART I

Item 1. Business

Unless the context otherwise requires, the “Company”, “we,” “our,” “us” and similar terms refer to Hall of Fame Resort & Entertainment Company, a Delaware corporation.

Overview

We are a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, we own the Hall of Fame Village powered by Johnson Controls, a multi-use sports and entertainment destination centered around the PFHOF’s campus. We expect to create a diversified set of revenue streams through developing themed attractions, premier entertainment programming and sponsorships. The strategic plan has been developed in three phases of growth: Phase I, Phase II, and Phase III.

Phase I of the Hall of Fame Village powered by Johnson Controls is operational, consisting of the Tom Benson Hall of Fame Stadium, the Sports Complex, and HOF Village Media Group, LLC (“Hall of Fame Village Media” or the “Media Company”). In 2016, HOF Village substantially completed the Tom Benson Hall of Fame Stadium, a sports and entertainment venue with a seating capacity of approximately 23,000, with continued development of the end zones in 2021. The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the NFL Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. In 2016, HOF Village opened the Sports Complex, which will consist of eight full-sized, multi-use regulation football fields, five of which have been completed in Phase I. The facility hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. In 2017, HOF Village formed a sports and entertainment media company, Hall of Fame Village Media, leveraging the sport of professional football to produce exclusive programming by licensing the extensive content controlled by the PFHOF as well as new programming assets developed from live events such as youth tournaments, camps and sporting events held at the Sports Complex and the Tom Benson Hall of Fame Stadium.

We are developing new hospitality, attraction and corporate assets surrounding the Pro Football Hall of Fame Museum as part of our Phase II development plan. Phase II plans for future components of the Hall of Fame Village powered by Johnson Controls include two hotels (one on campus and one in downtown Canton that opened in November 2020), the Hall of Fame Indoor Waterpark, the Constellation Center for Excellence (an office building including retail and meeting space, that opened in October 2021), the Center for Performance (a convention center/field house), the Play Action Plaza, and the Hall of Fame Retail Promenade. We are pursuing a differentiation strategy across three pillars, including destination-based assets, the Media Company, and gaming (including the fantasy football league we acquired a majority stake in 2020). Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

Corporate History and Background

The Hall of Fame Resort & Entertainment Company (formerly known as GPAQ Acquisition Holdings, Inc.) was incorporated in Delaware on August 29, 2019 as a subsidiary of Gordon Pointe Acquisition Corp. (“GPAQ”), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination with one or more businesses or assets.

On July 1, 2020, we consummated the business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among the Company, GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to in this Annual Report on Form 10-K as the “Business Combination.”

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

In connection with the consummation of the Business Combination and pursuant to the Merger Agreement: (a) each issued and outstanding unit of GPAQ, if not already detached, was detached and each holder of such a unit was deemed to hold one share of GPAQ Class A common stock and one GPAQ warrant (“GPAQ Warrant”), (b) each issued and outstanding share of GPAQ Class A common stock (excluding any shares held by a GPAQ stockholder that elected to have its shares redeemed pursuant to GPAQ’s organizational documents) was converted automatically into the right to receive 1.421333 shares of our Common Stock, following which all shares of GPAQ Class A common stock ceased to be outstanding and were automatically canceled and cease to exist; (c) each issued and outstanding share of GPAQ Class F common stock was converted automatically into the right to receive one share of Common Stock, following which all shares of GPAQ Class F common stock ceased to be outstanding and were automatically canceled and cease to exist; (d) each issued and outstanding GPAQ Warrant (including GPAQ private placement warrants) was automatically converted into one Warrant (which we refer to in this Annual Report on Form 10-K as a “Series A Warrant”) to purchase 1.421333 shares of Common Stock per warrant, following which all GPAQ Warrants ceased to be outstanding and were automatically canceled and retired and cease to exist; and (e) each issued and outstanding membership interest in Newco converted automatically into the right to receive a pro rata portion of the Company Merger Consideration (as defined in the Merger Agreement), which was payable in shares of Common Stock.

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

Business Strategy

Our unique position and multimedia approach makes us the only company of our kind fully poised to capitalize on the popularity of professional football, one of the most popular brands in sports (as measured by total league revenue and number of fans). Our principal business objectives are to successfully develop and operate destination based assets such as the Hall of Fame Village powered by Johnson Controls as a premiere destination resort and entertainment company leveraging the expansive popularity of professional football and PFHOF; Hall of Fame Village Media taking advantage of direct access to exclusive content; and a gaming vertical including fantasy sports, and potential growth across eGaming and sports betting. The resort and entertainment platform will significantly extend the presence of PFHOF, the singular institution focused on promoting and preserving the legends and values of professional football. We are located in Canton, Ohio, the birthplace of American professional football. It is in a market area with limited themed attractions and within an 8-hour driving distance to nearly half of the NFL franchises. Together with the PFHOF, we intend to become an elite entertainment venue and premier attraction for the region. The current operational assets of the PFHOF and the Company currently attract approximately two million visitors annually.

We are building a year-round, multi-use destination complex with a master development plan that calls for the three phases described in greater detail below. Phase I, substantially complete, includes the Tom Benson Hall of Fame Stadium, the Sports Complex, Hall of Fame Village Media, and complementary, long-term sponsorship agreements, as well as land and infrastructure to support Phase II and Phase III. Phase II, already begun, will add the Hall of Fame Indoor Waterpark, hotels as well as additional attractions, retail and commercial assets. Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

Strategic Relationship with PFHOF

PFHOF is a distinct entity from the Company but serves as a significant shareholder and aligned partner. The Pro Football Hall of Fame Museum (the “Museum”), which is owned and operated by PFHOF and not the Company, is a 501(c)(3) not-for-profit educational institution that focuses on the education, promotion, preservation and honoring of the individuals and moments that shaped professional football’s history. Since opening in 1963, the Museum has grown in both size and stature. The building was expanded in 1971, 1978 and 1995, and completed major exhibit gallery renovations in 2003, 2008, and 2009. Together, these improvements have transformed the original 19,000 square-foot Museum into an exciting internationally recognized institution and travel destination. The “Future 50” Expansion & Renovation Project has expanded the museum to 118,000 square feet. The two-year, $27 million project was completed in the summer of 2013 after a major renovation to 38,000 square feet of Museum space was finished. Today, the Museum stands as a shining tribute to the over 300 men who have earned their Gold Jackets and made professional football America’s most popular sport. The Museum and the Gold Jacket inductees serve as unique and valuable partners that contribute to the development of the Hall of Fame Village powered by Johnson Controls.

See the section entitled “Risk Factors – The success of our business is substantially dependent upon the continued success of the PFHOF brand and museum experience and our ability to continue to secure favorable contracts with and maintain a good working relationship with PFHOF and its management team” for additional information relating to the relationship with PFHOF.

About Phase I

We have invested approximately $250 million of capital to build Phase I of the Hall of Fame Village powered by Johnson Controls in preparation for Phase II and Phase III. Phase I, substantially complete, includes the Tom Benson Hall of Fame Stadium, the Sports Complex, Hall of Fame Village Media, complementary, long-term sponsorship agreements, as well as land and infrastructure to support Phase II and Phase III. We are executing strategies to significantly increase programming of the Tom Benson Hall of Fame Stadium and Sports Complex and developing unique media content through Hall of Fame Village Media.

Tom Benson Hall of Fame Stadium

The Tom Benson Hall of Fame Stadium holds up to approximately 23,000 spectators and hosts the annual Pro Football Hall of Fame Enshrinement Week powered by Johnson Controls as well as other premier sporting events such as the Historic Black College Hall of Fame Game, and the Ohio State High School Football Championships. During the Pro Football Hall of Fame Enshrinement Week, the Tom Benson Hall of Fame Stadium hosts the Hall of Fame Game, the first nationally televised NFL game of the pre-season, and the Hall of Fame Enshrinement. The Tom Benson Hall of Fame Stadium is also equipped with cut-away seats, allowing it to serve as an elite concert venue. The Tom Benson Hall of Fame Stadium has hosted performances by national recording artists such as Aerosmith, Tim McGraw, Pitbull, Toby Keith and Maroon 5.

Sports Complex

The Sports Complex will consist of eight full sized fields, five of which are completed (four turf fields and one grass field) and three of which are in the process of construction as part of Phase II. The facility hosts camps and tournaments for football players as well as athletes from other sports such as lacrosse, rugby and soccer from across the country.

Hall of Fame Village Media

In 2017, HOF Village formed a sports and entertainment media company, Hall of Fame Village Media, leveraging the sport of professional football to produce exclusive content, including content developed from live events such as tournaments, camps and sporting events held at the Sports Complex and the Tom Benson Hall of Fame Stadium. Hall of Fame Village Media has the ability to develop multiple media formats including full length feature films, live and taped television specials, studio shows, live sports events, books and artwork. Through our partnership with the PFHOF, Hall of Fame Village Media has access to over 50 million pieces of photo, video and document archives. To date, Hall of Fame Village Media has produced broadcasts for the World Youth Football Championships aired on CBS, National Signing Day, during which top high school athletes announce their college commitments and is in the initial stages of producing six different sports related shows. Future live content is also expected to include programming with the NFL Alumni Association, including the NFL Alumni Academy taking part on the Hall of Fame Village powered by Johnson Controls campus in Canton, Ohio.

In 2021, Hall of Fame Village Media began developing and selling Non-Fungible Tokens (“NFTs”), focused on highlighting memorable plays of the college and professional careers of six legendary athletes.

In 2021, Hall of Fame Village Media co-produced the World Chase Tag primetime special on ESPN, which was also hosted at the Hall of Fame Village.

Sponsorship Agreements

We are bringing together world-class sponsors and partners. To date, we have struck formal agreements related to sponsorship alliances for development support from best-in-class companies, including Johnson Controls, the founding partner and official naming rights partner, Constellation NewEnergy, Inc. (an Exelon Company), the official energy partner, First Data Merchant Services, LLC (now Fiserv), the official processing and payment solutions partner, Forever Lawn, the official artificial turf partner, Republic Services of Ohio, LLC, the preferred waste and recycling partner, Commscope, the official data communications networking partner, and Cleveland Clinic, the official health care provider of the Sports Complex and the Tom Benson Hall of Fame Stadium.

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

Under the terms of the Naming Rights Agreement (as defined below), we will receive a fixed amount of revenue each year in return for granting to Johnson Controls, Inc. (“JCI” or “Johnson Controls”) exclusive rights to designate the name of the destination complex as well as granting to Johnson Controls certain branding, signage, advertising and similar rights. The Naming Rights Agreement is scheduled to expire on December 31, 2034, subject to certain termination rights discussed below under “Item 1A. Risk Factors – Risks Related to our Business – We rely on sponsorship contracts to generate revenues.” We are obligated to spend $18 million as activation expenses for the benefit of promoting the Johnson Controls and our brands.

Under the terms of the Constellation Sponsorship Agreement (as defined below), we will receive a fixed amount of revenue each year in return for granting Constellation (as defined below) exclusive rights to designate the name of the Constellation Center for Excellence as well as granting Constellation certain branding, signage, advertising and similar rights. The Constellation Sponsorship Agreement is scheduled to expire on December 31, 2029. The annual revenue consists of sponsorship fees and annual activation fund proceeds. Activation fund proceeds may be used for a media plan, hospitality packages, business development and other expenses for the benefit of promoting the Constellation brand and our brands. Annual activation fund proceeds must be used in a particular calendar year, and any unused funds are not rolled into future contract years.

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

To date, either through ground leases, purchase agreements, or through acquisition of title, the Company has acquired all land and received zoning approval from the City of Canton for the development of Phase II. In 2016 and 2017, the Company received significant support from the City of Canton through a pair of ordinances. In June 2016, the Planning Commission of the City of Canton amended the Planning and Zoning Code of Codified Ordinances of the City of Canton to include the Hall of Fame Village District, providing us with a zoning mechanism required to implement our mixed-use development plan. In February 2017, the Planning Commission of the City of Canton and City Council granted approval of the Hall of Fame Village Development plan, including plans for Phase II. The Company has gained control of over 200 parcels of land surrounding the Tom Benson Hall of Fame Stadium, Sports Complex, and the Museum for the future development of the Hall of Fame Indoor Waterpark, on-campus hotel attached to the Hall of Fame Indoor Waterpark, and a retail promenade offering a variety of food and beverage options, as well as other specialized entertainment alternatives. The Company has commissioned and completed three separate Phase I Environmental Site Assessments on land underlying the Tom Benson Hall of Fame Stadium, Sports Complex and residential land acquired for Phase II of the development plan. To date, no recognized environmental conditions have been revealed.

In addition, the Company has made significant progress in the design and construction of Phase II. Phase II is projected to cost approximately $330 million in capital spending. Construction began in 2020 and all components of Phase II are expected to be complete and operational by the end of the fourth quarter of 2023. In 2018, the Company added significantly to its construction and planning resources with the goal of developing and delivering Company assets on time and on budget.

The Company’s master general contractors delivered schematic and design documents in March 2020. Required permits have been identified and are in the process of being secured. The Company received a Guaranteed Maximum Price (“GMP”) commitment from its project management consultants and general contractors in the first quarter of 2021. The GMP, along with the design and development work completed, will serve as critical elements in arranging a construction loan to meet the proposed schedule. The strategic plan reflects the projected $330 million in capital spending, with a construction loan/equity/public financing used to support this spending and any other costs associated with completion and the attractive financial return characteristics of these assets.

In Phase II, the critical business strategies are to drive further asset development, increased event programming, new alliance sponsorships, media development and explore additional growth verticals:

●

Further Asset Development: We are constructing additional assets in Phase II to attract and entertain guests. We have acquired or entered into agreements to acquire all land needed for Phase II development and have completed all of the design and development. In November 2020, HOF Village, opened its DoubleTree by Hilton hotel. Additional assets will include the Hall of Fame Indoor Waterpark, an on-campus hotel attached to the waterpark, and a retail promenade offering a variety of food and beverage options, as well as other specialized entertainment alternatives. In October 2021, we opened our Constellation Center for Excellence, which is an office complex expanding the corporate appeal of HOF Village. There will also be a Center for Performance to provide a variety of year-round programming options, including the NFL Alumni Academy. A green space area which will be called Play-Action Plaza is expected to provide 3.5 acres for fun, football-themed recreation, events, and formal gatherings. Future destination-based assets may include live entertainment, gaming, dining, and more all over the country alongside major NFL franchise cities.

●	Increased Event Programming: We are planning to utilize the Tom Benson Hall of Fame Stadium for an expanded offering of live entertainment and events, including top performers, sporting events and festival programming. Also, given the appeal and popularity of youth sports, additional year-round programming is expected to be available across multiple sports utilizing the national appeal of the Hall of Fame brand. HOF Village has made key strategic hires and partnerships who will help drive increased Event Programming and Alliance Sponsorships. During 2022, we will be hosting the USFL finals and semi-finals, along with a “Fatherhood Festival” in June. There are also plans for multiple concerts, multi-day festivals, and on-going business event productions.

●	New Alliance Sponsorships: We have been successful attracting a strong sponsorship base and plan to continue to form significant partnerships with leading companies and brands across a range of untapped categories. These partnerships are expected to be in the form of naming rights agreements or additional category-specific sponsorships. HOF Village plans to target a number of industry verticals for additional sponsorship revenue, such as autos, telecom and beverages.

●	Media Development: We are developing original content from both our event programming and its direct access to millions of pieces of historic professional football artifacts located within the PFHOF archive through Hall of Fame Village Media. We are planning on producing full-length films, shows and other digital content marketing through multiple channels of distribution. Already advanced discussions with media leaders, creative, development and distribution partners have occurred. In September 2020, we hired an Executive Vice President of Content Development/Distribution, who previously served in a similar capacity as our outside consultant, to assess and identify market opportunities for content development, develop a business plan for the Media Company, identify sources of new creative content, and engage in discussions with distributor channels to identify the types of content they are seeking. We are working on expanding our team and partnerships and have a robust slate of new content in development.

●	Hall of Fame Village Gaming: eGaming is expected to be the connective tissue that integrates the rest of the business units across the Company. This encompasses youth sports as a way to increase engagement, as well as gaming as a part of offsite asset building and programming, purpose-driven physical destination resort locations, and broadcast/streaming gaming content within media. We entered the high-growth vertical of fantasy sports with the launch of the Hall of Fantasy League in fall 2021, which has completed its first season, with geo-based franchises professionally managed with ownership and influence from the public. There is potential for industry expertise to be provided by experienced fantasy analysts, NFL Hall of Famers, and NFL Alumni.

●	Sports Betting: We recently announced online and onsite retail partnerships to take advantage of sports betting. We are beginning to develop sports betting both online and on campus through these recently announced partnerships in connection with legislation that recently legalized sports betting in the State of Ohio, subject to obtaining the needed entity and individual gaming licenses. We are poised to utilize existing brand partnerships with our newly rebranded Hall of Fantasy League and eGaming, both of which we believe could be designed to accept sports wagering. In March 2022, we hired an executive vice president of gaming to lead our gaming division.

●	Exploring Additional Growth Verticals: HOF Village has begun exploring additional growth verticals as part of Phase II. There also are expected to be opportunities to consider expanding certain destination-based assets in other geographic markets leveraging the popularity of professional football. We have hired several additional full-time employees to actively research these and other growth verticals. These Additional Growth Verticals are not included in the current set of financial projections.

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

Competition

We currently face and will face competition in each of our businesses, as follows:

●	Tom Benson Hall of Fame Stadium, the Sports Complex and the planned Center for Performance will compete with other facilities and venues across the region and country for hosting concerts, athletic events (including professional sports events, sports camps and tournaments) and other major conventions.

●	Hall of Fame Village Media will compete (i) with other media and content producers to obtain creative and performing talent, sports and other programming content, story properties, advertiser support, distribution channels and market share and (ii) for viewers with other broadcast, cable and satellite services as well as with home entertainment products, new sources of broadband and mobile delivered content and internet usage.

●	The Hall of Fame Indoor Waterpark, the Hall of Fame hotels and the retail promenade, if and when completed, will compete with other theme parks and resorts, such as Cedar Point, located in Sandusky, Ohio, and other retail and tourist destinations in Ohio and around the country, and with other forms of entertainment, lodging, tourism and recreation activities.

●	The Constellation Center for Excellence and Fan Engagement Zone will compete for tenants with other suppliers of commercial and/or retail space.

●	Our sports betting and e-gaming will compete with other sports betting providers attempting to enter the Ohio sports betting market.

Employees

As of March 14, 2022, we had 52 employees (45 full-time employees, 2 part-time employees, and 5 temporary interns) that perform various administrative, finance and accounting, event planning, sports programming, media development, and corporate management functions for the Company and its subsidiaries.

Properties

We own real property in Canton, Ohio, at the site of the Hall of Fame Village powered by Johnson Controls development. Certain parcels of real property on which the Hall of Fame Village powered by Johnson Controls is located are owned by the City of Canton and the Canton City School District (Board of Education), and are subject to long-term ground leases and agreements with us for the use and development of such property.

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

The COVID-19 Pandemic

Since 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and the measures to prevent its spread impacted our business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and Sports Complex, which negatively impacts our ability to sell sponsorships. Also, we opened our newly renovated DoubleTree by Hilton in Canton in November 2020, but the occupancy rate has been negatively impacted by the COVID-19 pandemic. Further, the COVID-19 pandemic has caused a number of supply chain disruptions, which negatively impacts our ability to obtain the materials needed to complete construction. The continued impact of these disruptions and the ongoing extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

Recent Developments

Amendment Number 6 to Term Loan

On March 1, 2022, CH Capital Lending, LLC, which is an affiliate of our director Stuart Lichter (“CH Capital Lending”), purchased and acquired, as administrative agent and lender, pursuant to an Assignment of Loan and Loan Documents (the “Assignment of Loan and Loan Documents”) with Aquarian Credit Funding LLC (“Aquarian”), as existing administrative agent, and Investors Heritage Life Insurance Company (“IHLIC”), as existing lender, our $7.4 million term loan (the “Term Loan”) and related loan documents under term loan agreement, dated as of December 1, 2020 (as amended, the “Term Loan Agreement”)..

On March 1, 2022, immediately after CH Capital Lending became the lender and administrative agent under the Term Loan Agreement, the Company entered into Amendment Number 6 to Term Loan Agreement (“Amendment Number 6”) by and among the Company, Newco, and certain of Newco’s subsidiaries, as borrowers, and CH Capital Lending, as administrative agent and lender. Under Amendment Number 6, the maturity date of the Term Loan was extended to March 31, 2024. Also under Amendment Number 6, the Term Loan was made convertible into shares of the Company’s Common Stock at a conversion price of $1.50, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment. Certain current and historical fees and expenses were added to the principal amount of the Term Loan. Amendment Number 6 increased the interest rate from 10% to 12%. Of such 12% per annum interest: (i) 8% per annum is payable monthly and (ii) 4% per annum accumulates and is payable on the maturity date.

As part of the consideration for Amendment Number 6: (i) the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act: (A) 330,000 shares of Common Stock to CH Capital Lending, and (B) a Series E warrant to purchase 1,000,000 shares of Common Stock to CH Capital Lending (the “Term Loan Warrants”), (ii) the Company shall, subject to approval of its board of directors, create a series of preferred stock, to be known as 7.00% Series C Convertible Preferred Stock (“Series C Preferred Stock”), and, upon the request of CH Capital Lending, exchange each share of the Company’s 7.00% Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), that is held by CH Capital Lending for one share of Series C Preferred Stock, and (iii) the Company and CH Capital Lending amended and restated the Series C Warrants and Series D Warrants that the Company issued to CH Capital Lending to extend the term to March 1, 2027 and subject the exercise price to a weighted-average antidilution adjustment.

The Term Loan Warrants have an exercise price of $1.50 per share, subject to adjustment. The exercise price is subject to a weighted-average antidilution adjustment. The Term Loan Warrants may be exercised from and after March 1, 2023, subject to certain terms and conditions set forth in the Term Loan Warrants. Unexercised Term Loan Warrants will expire on March 1, 2027. The Term Loan Warrants shall be cancelled without any further action on the part of the Company or the holder, in the event that the Company repays in full on or before March 1, 2023, the Term Loan.

First Amended and Restated Promissory Note with IRG, LLC

On November 23, 2021, the Company issued to Industrial Realty Group, LLC (“Original Lender”) a promissory note in the original principal amount of $8,500,000 (the “Original Note”). Pursuant to an Assignment of Promissory Note, dated March 1, 2022, Original Lender assigned (a) a one-half (½) interest in the Original Note to IRG, LLC (the “IRG Split Note”) and (b) a one-half (½) interest in the Original Note to JKP Financial, LLC (the “JKP Split Note”).

On March 1, 2022, the Company entered into a First Amended and Restated Promissory Note with IRG, LLC, which amends and restates the IRG Split Note (the “Amended Assigned IRG Note”). The Amended Assigned IRG Note extended the maturity to March 31, 2024. Under the Amended Assigned IRG Note, the principal and accrued interest are convertible into shares of Common Stock at a conversion price of $1.50, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment.

As part of the consideration for the Amended Assigned IRG Note, the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act: (i) 125,000 shares of Common Stock to IRG, LLC, and (ii) a Series E Warrant to purchase 500,000 shares of Common Stock to IRG, LLC (the “IRG Split Note Warrants”).

The IRG Split Note Warrants have an exercise price of $1.50 per share, subject to adjustment. The exercise price is subject to a weighted-average antidilution adjustment. The IRG Split Note Warrants may be exercised from and after March 1, 2023, subject to certain terms and conditions set forth in the IRG Split Note Warrants. Unexercised IRG Split Note Warrants will expire on March 1, 2027. The IRG Split Note Warrants shall be cancelled without any further action on the part of the Company or the holder, in the event that the Company repays in full, on or before March 1, 2023, the Amended Assigned IRG Note.

First Amended and Restated Promissory Note with JKP Financial, LLC

On March 1, 2022, the Company entered into a First Amended and Restated Promissory Note with JKP Financial, LLC, which amends and restates the JKP Split Note (the “Amended Assigned JKP Note”). The Amended Assigned JKP Note extended the maturity to March 31, 2024. Under the Amended Assigned JKP Note, the principal and accrued interest are convertible into shares of Common Stock at a conversion price of $1.09, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment.

As part of the consideration for the Amended Assigned JKP Note, the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act: (i) 125,000 shares of Common Stock to JKP Financial, LLC, and (ii) a Series F Warrant to purchase 500,000 shares of Common Stock to JKP Financial, LLC (the “JKP Split Note Warrants”).

The JKP Split Note Warrants have an exercise price of $1.09 per share, subject to adjustment. The exercise price is subject to a weighted-average antidilution adjustment. The JKP Split Note Warrants may be exercised from and after March 1, 2022, subject to certain terms and conditions set forth in the JKP Split Note Warrants. Unexercised JKP Split Note Warrants will expire on March 1, 2027.

Second Amendment to JKP Promissory Note

On March 1, 2022, the Company entered into the Joinder and Second Amendment to Secured Cognovit Promissory Note (the “Second Amendment to JKP Promissory Note”), by and among (a) Newco, and HOF Village Hotel II, LLC (“Hotel II”), the makers (b) the Company; and (c) JKP Financial, LLC, which amends the Secured Cognovit Promissory Note, dated as of June 19, 2020, originally executed by Hotel II and by HOF Village, in favor of JKP Financial, LLC, as assigned by HOF Village to Newco pursuant to that certain Contribution Agreement dated as of June 30, 2020, by and between HOF Village and Newco, and as amended by that certain First Amendment to Secured Promissory Note, dated as of December 1, 2020 (as so assigned and amended, the “JKP Promissory Note”).

The Second Amendment to JKP Promissory Note (i) revises the outstanding principal balance (the “JKP Promissory Loan”) of the JKP Promissory Note to include interest thereunder that has accrued and has not been paid as of March 1, 2022, and (ii) extends the maturity of the JKP Promissory Note to March 31, 2024. The Second Amendment to JKP Promissory Note amends the JKP Promissory Note to be convertible into shares of Common Stock at a conversion price of $1.09, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment.

As part of the consideration for the Second Amendment to JKP Promissory Note, the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act: (i) 280,000 shares of Common Stock to JKP Financial, LLC, and (ii) a Series F Warrant to purchase 1,000,000 shares of Common Stock to JKP Financial, LLC (the “JKP Promissory Note Warrants”).

JKP Promissory Note Warrants

The JKP Promissory Note Warrants have an exercise price of $1.09 per share, subject to adjustment. The exercise price is subject to a weighted-average antidilution adjustment. The JKP Promissory Note Warrants may be exercised from and after March 1, 2022, subject to certain terms and conditions set forth in the JKP Promissory Note Warrants. Unexercised JKP Promissory Note Warrants will expire on March 1, 2027.

Letter Agreement

On March 1, 2022, the Company entered into a letter agreement with Stuart Lichter (the “Letter Agreement”), pursuant to which, when Mr. Lichter provides a guaranty for a new loan up to $4 million (the “New Loan”), the Company will issue to Mr. Lichter in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act, (i) 125,000 shares of Common Stock, and (ii) a Series G Warrant to purchase 125,000 shares of Common Stock (the “Letter Agreement Warrants”). The exercise price of the Letter Agreement Warrants will be set in connection with the closing of the New Loan. The exercise price of the Letter Agreement Warrants is subject to a weighted-average antidilution adjustment.

Registration Rights Agreement

On March 1, 2022, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with CH Capital Lending, IRG, LLC, JKP Financial, LLC and Stuart Lichter (the “Investors”), pursuant to which, the Company agreed to provide to the Investors certain customary resale registration rights with respect to (i) Commitment Fee Shares, (ii) the shares of Common Stock issuable upon exercise of the Term Loan Warrants, the IRG Split Note Warrants, the JKP Split Note Warrants, the JKP Promissory Note Warrants, and the Letter Agreement Warrants, (iii) the shares of Common Stock issuable upon conversion of the principal and accumulated but unpaid interest under the Term Loan Agreement, the Amended Assigned IRG Note, the Amended Assigned JKP Note, and the JKP Promissory Note, and (iv) the shares of Common Stock issuable upon conversion of the Series C Preferred Stock.

Nasdaq 19.99% Cap

Notwithstanding anything to the contrary contained in the March 1, 2022 transaction documents described above (the “Transaction Documents”), as set forth in the Transaction Documents, the total cumulative number of shares of Common Stock that may be issued to CH Capital Lending, LLC, IRG, LLC, JKP Financial, LLC and Stuart Lichter under the other Transaction Documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Approval (defined below). If the number of shares of Common Stock issued to CH Capital Lending, LLC, IRG, LLC, JKP Financial, LLC and Stuart Lichter under the Transaction Documents reaches the Nasdaq 19.99% Cap, so as not to violate the 20% limit established in Listing Rule 5635(d), the Company, at its election, will use reasonable commercial efforts to obtain stockholder approval of the Transaction Documents and the shares of Common Stock to be issued thereunder, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d) (the “Approval”).

In connection with the execution of Amendment Number 6, Amended Assigned IRG Note, Amended Assigned JKP Note, and Second Amendment to JKP Promissory Note, the Company paid customary fees and expenses.

MKG DoubleTree Loan Extension

On March 1, 2022, Hotel II entered into First Amendment to Loan Documents (“First Amendment to Construction Loan”) with Stuart Lichter, as guarantor, and ErieBank. First Amendment to Construction Loan amended the Construction Loan Agreement dated September 14, 2020 to extend the maturity to September 13, 2023.

ATM Proceeds

From January 1 through March 14, 2022, the Company sold 8,984,968 shares of Common Stock under its at-the-market offering program, raising net proceeds of approximately $10.2 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of sales under the Company’s at-the-market offering program for the year ended December 31, 2021.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business and financial performance. These risks are discussed more fully below and include, but are not limited to, the following:

●	We are an early stage company with a minimal track record and limited historical financial information available.

●	Our ability to implement our proposed business strategy may be materially and adversely affected by many known and unknown factors.

●	The success of our business is substantially dependent upon the continued success of the PFHOF brand and our ability to continue to secure favorable contracts with and maintain a good working relationship with PFHOF and its management team.

●	Hall of Fame Resort & Entertainment Company will operate in highly competitive industries and our revenues, profits or market share could be harmed if we are unable to compete effectively.

●	Our planned sports betting, fantasy sports and eSports operations and the growth prospects and marketability of such operations are subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

●	Changes in consumer tastes and preferences for sports and entertainment products, including fantasy sports, sports betting and eSports, or declines in discretionary consumer spending, consumer confidence and general and regional economic conditions could reduce demand for our offerings and products and adversely affect the profitability of our business

●	We are dependent on our management team, and the loss of one or more key employees could harm our business and prevent us from implementing our business plan in a timely manner.

●	The high fixed cost structure of the Company’s operations may result in significantly lower margins if revenues decline.

●	The COVID-19 pandemic could continue to have a material adverse effect on our business.

●	Cyber security risks and the failure to maintain the integrity of internal or guest data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

●	The suspension or termination of, or the failure to obtain, any business or other licenses may have a negative impact on our business.

●	We will have to increase leverage to develop the Company, which could further exacerbate the risks associated with our substantial indebtedness, and we may not be able to generate sufficient cash flow from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

●	We currently do not intend to pay dividends on our Common Stock. Consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

●	Our Series A Warrants, Series B Warrants, and Series C Warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial statements.

●	Our Certificate of Incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

●	We currently have outstanding, and we may in the future issue, instruments which are exercisable for or convertible into shares of Common Stock, which will result in dilution of our Common Stock.

●	Antidilution provisions in certain of our convertible debt instruments may result in a reduction of the conversion price, which would result in additional dilution of our Common Stock.

●	Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.

●	The trading price of our securities has been, and likely will continue to be, volatile and you could lose all or part of your investment.

●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Risks Related to Our Business

We are an early stage company with a minimal track record and limited historical financial information available.

HOF Village was formed as a limited liability company on December 16, 2015 by certain affiliates of Industrial Realty Group and a subsidiary of PFHOF, to own and operate the Hall of Fame Village powered by Johnson Controls in Canton, Ohio, as a premiere destination resort and entertainment company leveraging the expansive popularity of professional football and the PFHOF. As a result of the Business Combination, HOF Village became our wholly owned subsidiary. As of the date hereof, the Hall of Fame Village powered by Johnson Controls has, with respect to Phase I, and will have, with respect to Phases II and III the following major components:

Phase I:

●	Tom Benson Hall of Fame Stadium

●	Hall of Fame Village Sports Complex

●	Hall of Fame Village Media

Phase II:

●	Hall of Fame Indoor Waterpark (“Hall of Fame Indoor Waterpark”)

●	Two hotels (one on campus and one in downtown Canton about five minutes from campus)

●	Constellation Center for Excellence (Office Building, Retail and Meeting Space)

●	Center for Performance (Field House and Convention Center)

●	Retail promenade (Fan Engagement Zone)

●	Play Action Plaza (Green space for recreation, events and informal gatherings)

●	Hall of Fantasy League (Fantasy Football)

Phase III:

●	Residential space

●	Additional attractions

●	Entertainment, dining, merchandise and more

The components in Phase I are substantially complete, and of Phase II, the DoubleTree by Hilton Canton Hotel opened in November 2020 and the Center for Excellence opened in October 2021. To date the remaining components of Phase II are in the construction stage and Phase III is still in the planning stage and has not commenced operations or generated any revenue. The components of the Hall of Fame Village powered by Johnson Controls that have been developed in Phase I have limited operating history and business track record. In addition, our business strategy is broad and may be subject to significant modifications in the future. Our current strategy may not be successful, and if not successful, we may be unable to modify it in a timely and successful manner. A company with this extent of operations still in the development and planning stage is highly speculative and subject to an unusually high degree of risk.

Because we are in the early stages of executing our business strategy, we cannot provide assurance that, or when, we will be profitable. We will need to make significant investments and expect to incur significant expenses to develop and operate the Hall of Fame Village powered by Johnson Controls, including costs for entertainment, talent fees, marketing, salaries and maintenance of properties and equipment. We expect to incur significant capital, operational and marketing expenses for a several years in connection with our planned Phase II and III expansion. Any failure to achieve or sustain profitability may have a material adverse impact on the value of the shares of our Common Stock.

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

Our future ability to execute our business strategy and develop the various components of the Hall of Fame Village powered by Johnson Controls is uncertain, and it can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our proposed business. Any one or more of the following factors, or other factors which may be beyond our control, may have a material adverse effect on our ability to implement our proposed strategy:

●	the impact of the COVID-19 pandemic involving the novel strain of coronavirus, COVID-19, governmental reactions thereto, and economic conditions resulting from such governmental reactions to the pandemic on our business strategy, operations, financial results, as well as on our future ability to access debt or equity financing;

●	inability to complete development and construction on schedule, on budget or otherwise in a timely and cost-effective manner;

●	issues impacting the brands of the PFHOF or the NFL Alumni Association or the NFL;

●	inability to secure and maintain relationships and sponsorships with key partners, or a failure by key partners to fulfill their obligations;

●	failure to manage rapidly expanding operations in the projected time frame;

●	our or our partners’ ability to provide innovative entertainment that competes favorably against other entertainment parks and similar enterprises on the basis of price, quality, design, appeal, reliability and performance;

●	increases in operating costs, including capital improvements, insurance premiums, general taxes, real estate taxes and utilities, affecting our profit margins;

●	general economic, political and business conditions in the United States and, in particular, in the Midwest and the geographic area around Canton, Ohio;

●	inflation, appreciation of the real estate and fluctuations in interest rates; or

●	existing and future governmental laws and regulations, including changes in our ability to use or receive Tourism Development District (“TDD”) funds, tax-increment financing (“TIF”) funds or other state and local grants and tax credits (including Ohio Film Tax Credits).

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

On March 9, 2022, the Company announced the appointment of Benjamin J. Lee as the Chief Financial Officer of the Company, effective March 21, 2022. Mr. Lee will succeed Jason Krom, who the Company previously announced resigned from the office of chief financial officer of the Company to pursue other interests effective January 3, 2022. Mr. Krom provided consulting services to the Company for two months after the effective date of his resignation to assist with the transition. John Van Buiten, Vice President of Accounting / Corporate Controller, is serving as interim principal accounting officer and principal financial officer until the effective date of Mr. Lee’s appointment.

The success of our business is substantially dependent upon the continued success of the PFHOF brand and museum experience and our ability to continue to secure favorable contracts with and maintain a good working relationship with PFHOF and its management team.

PFHOF is a 501(c)(3) not-for-profit organization that owns and operates the Museum in Canton, Ohio. We are geographically located adjacent to PFHOF, and the local community and broader public generally view the Company and PFHOF as closely-connected affiliates. While PFHOF currently beneficially owns approximately 6% of the Company’s outstanding Common Stock, the Company is neither a subsidiary of nor controlled by PFHOF. PFHOF is a party to our Director Nominating Agreement, which among other things provides PFHOF with the right to designate one individual to be appointed or nominated for election to the Company’s board of directors, subject to certain conditions. Our director, Ed Roth, was designated by PFHOF pursuant to the Director Nominating Agreement.

We have entered into several agreements with PFHOF that are of significance to our business, including: (i) a First Amended and Restated License Agreement, dated September 16, 2019 (the “License Agreement”), (ii) an Amended and Restated Media License Agreement, dated July 1, 2020 (the “Media License Agreement”), and (iii) a Shared Services Agreements, dated June 30, 2020 and March 9, 2021 (the “Shared Services Agreements”). These agreements address topics that include, but are not limited to, the following:

●	License to use PFHOF marks. Under the License Agreement, PFHOF grants to our Company a non-transferable, non-exclusive right and license to use PFHOF marks in conjunction with the Hall of Fame Village complex (the “Village”), Legends Landing, any theme park, water park, theater, sports arena, sports facility, hotel, sports bar, general or specific location-based entertainment, youth sports programs (excluding certain NFL-sponsored youth sports programs) (“Exclusive Fields of Use”). The license is exclusive for the Exclusive Fields of Use only within the municipal boundary of the City of Canton, Ohio. Under the License Agreement, PFHOF agreed that it will not grant any third party a license to use PFHOF marks outside of Canton, Ohio, in connection with the themed entertainment industry without giving us a right of first refusal to accept such third-party offer. In addition, the License Agreement provides that, subject to certain exceptions, all communications with the National Football League (the “NFL”), its 32 member clubs and its Hall of Famers must be made exclusively through PFHOF rather than from the Company. Many of the Company’s events involve the participation of the NFL’s Hall of Famers. The Company therefore must rely on PFHOF’s cooperation and support to a significant extent in coordinating events and other activities involving any of these parties.

●	Sponsorships. The License Agreement provides that PFHOF and our Company have the right to jointly seek sponsorships from third parties in conjunction with the Village and to sublicense PFHOF marks to such sponsors. The License Agreement provides that PFHOF and our Company have the right to enter into exclusive sponsorships for their individually owned and operated assets. The License Agreement provides that our Company and PFHOF will use their best efforts to coordinate the marketing, sales and activation of sponsorships so as to maximize the revenue of both organizations and minimize any potential negative impact to either organization. We and PFHOF are both parties to sponsorship agreements that are important to our business, such as the Naming Rights Agreement and the Constellation Sponsorship Agreement. We also rely on a collaborative approach with PFHOF to pursue other joint sponsorship agreements with third parties. Our success in obtaining those sponsorship agreements is highly dependent on the maintenance of a good working relationship with PFHOF and its management team. In addition, once these sponsorships are obtained, the Company must rely on PFHOF’s cooperation in performing the obligations relating to PFHOF required by the sponsorship agreements. See “Risk Factors – Risk Related to Our Business – We rely on sponsorship contracts to generate revenues.”

●	Use of PFHOF media assets. The Media License Agreement provides for the sharing of media-related opportunities between PFHOF and our Company and sets forth the terms under which PFHOF enables our Company to exploit existing PFHOF works and create new works. Our ability to successfully monetize PFHOF assets (e.g., photographs, videos, memorabilia and other historically significant football-related assets) under the Media License Agreement depends upon PFHOF’s providing access to such media assets as contemplated by the terms of the Media License Agreement.

●	Shared Services. Under the Shared Services Agreements, our Company and PFHOF agree to act in good faith to coordinate with each other on certain services, including, without limitation, community relations, government relations, marketing and public relations, new business development, sponsorship activities and youth programming. Our success in these endeavors depends to a significant extent on PFHOF’s cooperation in coordinating these services and events..

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

The Naming Rights Agreement is scheduled to expire on December 31, 2034, but provides termination rights both to (a) HOF Village and PFHOF and (b) Johnson Controls, which may be exercised in the event the other party breaches any of its covenants and agreements under the Naming Rights Agreement beyond certain notice and cure periods, applies for or consents to the appointment of a custodian of any kind with respect to all or substantially all of its assets, becomes insolvent or is unable to pay its debts generally as they become due, makes a general assignment for the benefit of its creditors, files a voluntary petition seeking relief under any bankruptcy law, or an involuntary petition is filed by a creditor under any bankruptcy law and is approved by a court of competent jurisdiction. Additionally, Johnson Controls has a right to terminate the Naming Rights Agreement if (i) we do not provide evidence to Johnson Controls by October 31, 2021, subject to day-for-day extension due to force majeure, that we have secured sufficient debt and equity financing to complete Phase II, subject to a notice and cure period, (ii) Phase II is not open for business by January 2, 2024 or (iii) HOF Village is in default beyond applicable notice and cure periods under certain agreements, such as the Technology as a Service Agreement (the “TAAS Agreement”), any loan document evidencing or securing any construction loan with respect to the Hall of Fame Village powered by Johnson Controls and any agreement with its general contractor with respect to the construction of the Hall of Fame Village powered by Johnson Controls, among others. There can be no assurance that Phase II will be open for business by January 2, 2024.

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

Our success depends to a significant extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. The current economic environment as a result of COVID-19, coupled with high volatility and uncertainty as to the future global economic landscape, and increased inflation has had an adverse effect on consumers’ discretionary income and consumer confidence. Future volatile, negative or uncertain economic conditions and recessionary periods or periods of significant inflation may adversely impact attendance and guest spending levels at Hall of Fame Village powered by Johnson Controls, which would materially adversely affect our business, financial condition and results of operations.

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

Other factors that can affect consumer spending and confidence include severe weather, hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions, including in Ukraine, air travel concerns, outbreaks of disease, and geopolitical events, as well as various industry and other business conditions, including an ever increasing number of sporting and entertainment options that compete for discretionary spending. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the spending sentiment and interest of our present or potential customers and sponsors.

The Company will operate in highly competitive industries and our revenues, profits or market share could be harmed if we are unable to compete effectively.

We will face substantial competition in each of our businesses. For example:

●	Tom Benson Hall of Fame Stadium, the Sports Complex and the Center for Performance will compete with other facilities and venues across the region and country for hosting concerts, athletic events (including professional sports events, sports camps and tournaments) and other major conventions;

●	Hall of Fame Village Media will compete (i) with other media and content producers to obtain creative and performing talent, sports and other programming content, story properties, advertiser support, distribution channels and market share and (ii) for viewers with other broadcast, cable and satellite services as well as with home entertainment products, new sources of broadband and mobile delivered content and internet usage;

●	The indoor waterpark, the Hilton hotels, and the retail promenade, if and when completed, will compete for guests with other theme parks, waterparks, and resorts, such as Cedar Point, located in Sandusky, Ohio, and other theme parks, retail and tourist destinations in Ohio and around the country, and with other forms of entertainment, lodging, tourism and recreation activities;

●	The Constellation Center for Excellence and Fan Engagement Zone will compete for tenants with other suppliers of commercial and/or retail space; and

●	The planned Hall of Fantasy League fantasy football league will face competition from existing fantasy football leagues as well as other forms of virtual entertainment and fan interactions during the professional football season.

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

Our planned sports betting, fantasy sports and eSports operations are subject to a variety of federal, state, and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any change in existing statutes, regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

Our planned sports betting, fantasy sports and eSports operations are generally subject to state laws and regulations relating to sports betting, fantasy sports and eSports in the jurisdictions in which we are planning to conduct such operations or in some circumstances, in those jurisdictions in which we offer our services or they are available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. In the United States, these laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced legislation attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have either legalized such activity or are in the process of considering legislation and regulations to enable that to happen. Additionally, some jurisdictions in which we may operate could presently be unregulated or partially regulated and therefore more susceptible to the enactment or change of laws and regulations.

In May 2018, the U.S. Supreme Court struck down as unconstitutional the Professional and Amateur Sports Protection Act of 1992 (“PASPA”). This decision has the effect of lifting federal restrictions on sports betting and thus allows states to determine by themselves the legality of sports betting. Since the repeal of PASPA, several states (and Washington D.C.) have legalized online sports betting. To the extent new real money gaming or sports betting jurisdictions are established or expanded, we cannot guarantee that we will be successful in penetrating such new jurisdictions. If we are unable to effectively develop and operate directly or indirectly within existing or new jurisdictions or if our competitors are able to successfully penetrate geographic jurisdictions that we cannot access or where we face other restrictions, there could be a material adverse effect on our sports betting, fantasy sports and eSports operations. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business. To operate in any jurisdiction, we may need to be licensed and obtain approvals of our product offerings. This is a time-consuming process that can be extremely costly. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions can negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our offerings in any such jurisdictions.

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

Any fantasy sports or real money gaming license obtained could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of additional licenses or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our offerings, increasing our customer base and/or generating revenues. We cannot assure you that we will be able to obtain and maintain the licenses and related approvals necessary to conduct our planned sports betting operations. Any failure to maintain or renew our licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If construction is delayed for any reason and we do not meet certain construction deadlines, we could be in breach of a letter of representations agreement with the Canton City School District and Stark County Port Authority (the “Letter of Representations”). A breach of the Letter of Representations would cause a cross-default under the Term Loan. If we default on our obligations under the Term Loan, the lender could accelerate the entire amount of the Term Loan, declare the unpaid balance (plus interest, fees and expenses) immediately due and payable and take other action to enforce the Term Loan, including foreclosure of substantially all of our assets that secure the Term Loan. An affiliate of Industrial Realty Group has guaranteed certain payment obligations under the Term Loan in the event of a default.

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

As of December 31, 2021, the Company’s capital structure includes debt and debt-like obligations consisting of the following gross principal amounts:

●	approximately $9.5 million of net indebtedness to Development Finance Authority of Summit County, Ohio (“DFA Summit”), representing tax-increment financing proceeds;

●	approximately $3.0 million drawn on a loan facility of up to $3.0 million with New Market Project, Inc., the proceeds of which are to be used for the development of the McKinley Grand Hotel;

●	approximately $3.5 million drawn on a loan facility of up to $3.5 million with the City of Canton, Ohio;

●	approximately $9.6 million in financing from Constellation through its Efficiency Made Easy (“EME”) program;

●	approximately $7.0 million of indebtedness outstanding pursuant to a promissory note, by HOF Village in favor of JKP Financial, LLC;

●	approximately $15.3 million of net indebtedness outstanding pursuant to a construction loan agreement with Erie Bank, the proceeds of which were used for the development of the DoubleTree Hotel;

●	approximately $24.1 million of net indebtedness representing convertible PIPE notes;

●	approximately $2.7 million of net indebtedness representing a cooperating agreement with DFA Summit, the City of Canton, Ohio, the Canton Regional Special Improvement District, Inc. and the U.S. Bank National Association for the construction of the Series 2020C Project;

●	approximately $7.4 million of net indebtedness outstanding pursuant to a promissory note in favor of Aquarian Credit Funding, LLC;

●	approximately $8.5 million of net indebtedness outstanding pursuant to a promissory note in favor of IRG;

●	approximately $13.3 million of net indebtedness outstanding pursuant to a construction loan agreement in favor of Erie Bank, the proceeds of which are to be used for the development of the Center for Performance; and

●	approximately $8.3 million of net indebtedness outstanding pursuant to financing provided by PACE Equity, Inc.

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

Since 2020, the world has been, and continues to be, impacted by the COVID-19 pandemic. COVID-19 and the measures to prevent its spread impacted our business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and our Sports Complex, which negatively impacts our ability to generate revenue. Also, we opened our newly renovated DoubleTree by Hilton in Canton in November 2020, but the occupancy rate has been negatively impacted by the COVID-19 pandemic. Further, the COVID-19 pandemic has caused a number of supply chain disruptions, which negatively impacts our ability to obtain the materials needed to complete construction. The continued impact of these disruptions and the ongoing extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward.

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

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC”) issued a statement (the “SEC Statement”) regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those governing our Series A Warrants, Series B Warrants, and Series C Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of such warrants, and determined to classify such warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheets as of December 31, 2021 and 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Series A Warrants, Series B Warrants, and Series C Warrants. ASC Subtopic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Series A Warrants, Series B Warrants, and Series C Warrants each reporting period and that the amount of such gains or losses could be material.

Our Certificate of Incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 5,000,000 shares of our preferred stock (of which 52,800 shares have been designated 7.00% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), of which 3,600 shares are issued and outstanding as of December 31, 2021, and 15,200 shares have been designated as 7.00% Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), all of which are issued and outstanding as of December 31, 2021, without further stockholder approval. In addition, as part of the consideration for Amendment Number 6 discussed under “Item 1. Business—Recent Developments” above, the Company agreed, subject to approval of its board of directors, to create a series of preferred stock, to be known as 7.00% Series C Convertible Preferred Stock (“Series C Preferred Stock”), and, upon the request of CH Capital Lending, exchange each share of the Company’s Series B Preferred Stock that is held by CH Capital Lending for one share of Series C Preferred Stock. Our board of directors could authorize the issuance of additional series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock other than as disclosed, we may issue such shares in the future.

We currently have outstanding, and we may in the future issue, instruments which are exercisable for or convertible into shares of Common Stock, which will result in dilution of our Common Stock.

We currently have outstanding as of March 11, 2022 the following instruments that are exercisable for or convertible into shares of our Common Stock:

●	Series A Warrants, exercisable for 24,731,195 shares of Common Stock at an exercise price of $11.50 per share, subject to adjustment;
●	Series B Warrants, exercisable for 3,760,570 shares of Common Stock at an exercise price of $1.40 per share, subject to adjustment;
●	Series C Warrants, exercisable for 10,036,925 shares of Common Stock at an exercise price of $1.40 per share, subject to adjustment;
●	Series D Warrants, exercisable for 2,483,660 shares of Common Stock at an exercise price of $6.90 per share, subject to adjustment;
●	Series E Warrants, exercisable for 1,500,000 shares of Common Stock at an exercise price of $1.50 per share, subject to adjustment;
●	Series F Warrants, exercisable for 1,500,000 shares of Common Stock at an exercise price of $1.09 per share, subject to adjustment;
●	$15,200,000 original issue date price Series B Preferred Stock, convertible by the holder into shares of Common Stock at a conversion price of $3.06 per share of Common Stock, subject to adjustment;
●	approximately $24.1 million of net indebtedness representing PIPE Notes, convertible by holders into shares of Common Stock at a current conversion rate or 144.9304 shares of Common Stock per $1,000 principal amount of PIPE Notes or approximately $6.90 per share, subject to adjustment;
●	$8,347,839 Term Loan, convertible by the lender into shares of Common Stock at a conversion price of $1.50 per share, subject to adjustment;
●	$4,273,543 First Amended and Restated Promissory Note with IRG, LLC, convertible by the holder into shares of Common Stock at a conversion price of $1.50 per share, subject to adjustment;
●	$4,273,543 First Amended and Restated Promissory Note with JKP Financial, LLC, convertible by the holder into shares of Common Stock at a conversion price of $1.09 per share, subject to adjustment;
●	$8,394,836 JKP Promissory Note, convertible by the holder into shares of Common Stock at a conversion price of $1.09 per share, subject to adjustment; and
●	approximately 1,970,127 unvested restricted stock units to be settled in shares of Common Stock.

We may need to issue similar instruments in the future. In the event that these convertible instruments are exercised for or converted into shares of Common Stock, or that we make additional issuances of other convertible or exchangeable securities, our Common Stock holders could experience additional dilution.

Antidilution provisions in certain of our convertible debt instruments may result in a reduction of the conversion price, which would result in additional dilution of our Common Stock.

Our Term Loan, First Amended and Restated Promissory Note with IRG, LLC, First Amended and Restated Promissory Note with JKP Financial, LLC and JKP Promissory Note contain an antidilution adjustment to the conversion price. Under such antidilution provision, if the Company prior to the applicable maturity date issues any additional shares of Common Stock (or is deemed to have issued any shares of Common Stock as provided therein), with certain exceptions, without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of Common Stock, the conversion price in effect immediately prior to such issuance shall forthwith be lowered using a weighted average formula set forth therein. If the conversion price is lowered, the debt instruments will become convertible into additional shares of Common Stock, which would result in additional dilution of our Common Stock.

Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.

Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq requires us to maintain at least $35 million market value of listed securities or at least $500,000 in net income over the prior two years or two of the prior three years, and to maintain a stock price over $1.00 per share. We may not maintain a minimum $35 million market value of listed securities, we may not generate over $500,000 of yearly net income moving forward, and we may not be able to maintain a stock price over $1.00 per share. If we fail to timely comply with the applicable requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our Common Stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult, and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our Common Stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our Common Stock and the ability of our stockholders to sell our Common Stock in the secondary market. If our Common Stock is delisted by Nasdaq, our Common Stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our Common Stock. In the event our Common Stock is delisted from the Nasdaq Capital Market, we may not be able to list our Common Stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

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

Our Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

●	the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our board of directors;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and

●	the requirement that a meeting of stockholders may only be called by members of our board of directors, the chairman of our board of directors, our chief executive officer, or the stockholders holding a majority of our shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

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

Our executive officers and directors, and their affiliated entities, along with our seven other largest stockholders, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors, together with entities affiliated with such individuals, along with our seven other largest stockholders, beneficially own approximately 48% of our outstanding Common Stock. Accordingly, these stockholders are able to exert significant control over maters subject to stockholder approval. This concentration of ownership could delay or prevent a change in control of the Company.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our shares of our Common Stock held by non-affiliates did not equal or exceed $250 million as of the prior June 30, or (2) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our shares of our Common Stock held by non-affiliates did not equal or exceed $700 million as of the prior June 30.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns real property in Canton, Ohio, at the site of the Hall of Fame Village powered by Johnson Controls development, including the Tom Benson Hall of Fame Stadium, the Constellation Center for Excellence, and the Company’s principal corporate office. Certain parcels of real property on which the Hall of Fame Village powered by Johnson Controls is located are owned by the City of Canton and the Canton City School District (Board of Education) and are subject to long-term ground leases and agreements with the Company for the use and development of such property.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer’s Purchases Of Equity Securities

Market Information

Our Common Stock is traded on The NASDAQ Capital Markets under the symbol “HOFV” and our Warrants are traded on the NASDAQ Capital Markets under the symbol “HOFVW”.

Holders

On March 11, 2022, the Company had 152 holders of record of our Common Stock.

Dividends

The Company has never declared or paid cash dividends on its Common Stock and has no intention to do so in the foreseeable future.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the audited and unaudited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Annual Report on Form 10-K.

Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Overview

We are a resort and entertainment company located in Canton, Ohio, leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame. Headquartered in Canton, Ohio, we own the Hall of Fame Village powered by Johnson Controls, a multi-use sports, entertainment and media destination centered around the PFHOF’s campus. We expect to create a diversified set of revenue streams through developing themed attractions, premier entertainment programming, sponsorships and media. The strategic plan has been developed in three phases of growth: Phase I, Phase II, and Phase III.

Phase I of the Hall of Fame Village powered by Johnson Controls is operational, consisting of the Tom Benson Hall of Fame Stadium, the Sports Complex, and HOF Village Media. In 2016, HOF Village completed the Tom Benson Hall of Fame Stadium, a sports and entertainment venue with a seating capacity of approximately 23,000. The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the NFL Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. In 2016, HOF Village opened the Sports Complex, which will consist of eight full-sized, multi-use regulation football fields, five of which have been completed in Phase I. The facility hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. In 2017, HOF Village formed a sports and entertainment media company, Hall of Fame Village Media, leveraging the sport of professional football to produce exclusive programming by licensing the extensive content controlled by the PFHOF as well as new programming assets developed from live events such as youth tournaments, business meetings, weddings, festivals, camps, sporting events, and more held at the Sports Complex and the Tom Benson Hall of Fame Stadium.

We are developing new hospitality, attraction and corporate assets surrounding the Pro Football Hall of Fame Museum as part of our Phase II development plan. Phase II plans for future components of the Hall of Fame Village powered by Johnson Controls include two hotels (one on campus and one in downtown Canton that opened in November 2020), the Hall of Fame Indoor Waterpark, the Constellation Center for Excellence (an office building including retail and meeting space that opened in October 2021), the Center for Performance (a convention center/field house), Play Action Plaza, and the Hall of Fame Retail Promenade. We are pursuing a differentiation strategy across three pillars, including destination-based assets, Hall of Fame Village Media, and gaming (including the fantasy football league we acquired a majority stake in). Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

Key Components of the Company’s Results of Operations

Revenue

The Company’s sponsorship revenue is derived from its agreements with third parties such as Johnson Controls and Constellation. These sponsorship agreements are generally multi-year agreements to provide cash or some other type of benefit to the Company. Some agreements require the Company to use a portion of the sponsorship revenue to incur marketing and other activation costs associated with the agreement, and this revenue is shown net of those associated costs. Additionally, the Company’s Tom Benson Hall of Fame Stadium is used to host premier entertainment and sports events to generate event revenues. The stadium is used to host a variety of sporting events, including high school, college and professional football games throughout the year, in addition to top entertainers. The Company plans to continue to expand programming where applicable for its live event business. The Company’s other revenue is derived primarily from rents and cost reimbursement.

Operating Expenses

The Company’s operating expenses include property operating expenses, depreciation expense and other operating expenses. These expenses have increased in connection with putting the Company’s first phase into operation and the Company expects these expenses to continue to increase with the Company’s growth.

The Company’s property operating expenses include the costs associated with running its operational entertainment and destination assets such as the Tom Benson Hall of Fame Stadium and the Sports Complex. As more of the Company’s Phase II assets become operational and additional events for top performers and sporting events are held, the Company expects these expenses to continue to increase with the Company’s development.

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

Results of Operations

The following table sets forth information comparing the components of net loss for the years ended December 31, 2021 and the comparable period in 2020:

	For the Years Ended December 31,
	2021	2020

Revenues
Sponsorships, net of activation costs	$6,023,863	$6,424,201
Rents and cost recoveries	305,302	474,020
Event and other revenues	681,408	38,750
Hotel revenues	3,759,811	162,183
Total revenues	$10,770,384	$7,099,154

Operating expenses
Property operating expenses	27,780,351	26,631,821
Hotel operating expenses	4,408,691	419,595
Commission expense	1,020,774	1,671,964
Impairment expense	1,748,448	-
Depreciation expense	12,199,148	11,085,230
Total operating expenses	$47,157,412	$39,808,610

Loss from operations	(36,387,028)	(32,709,456)

Other expense
Interest expense	(3,580,840)	(5,718,473)
Amortization of discount on note payable	(5,160,242)	(10,570,974)
Change in fair value of warrant liability	(48,075,943)	26,733,116
Business combination costs	-	(19,137,165)
Gain (loss) on extinguishment of debt	390,400	(4,282,220)
Total other expense	$(56,426,625)	$(12,975,716)

Net loss	$(92,813,653)	$(45,685,172)

Series B preferred stock dividends	(697,575)	-
Loss attributable to non-controlling interest	400,260	196,506

Net loss attributable to HOFRE stockholders	$(93,110,968)	$(45,488,666)

Net loss per share – basic and diluted	$(1.03)	$(1.71)

Weighted average shares outstanding, basic and diluted	90,295,878	26,644,449

Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020

Sponsorship Revenues, net of Activation Costs

The Company’s sponsorship revenues for the year ended December 31, 2021 $6,023,863 as compared to $6,424,201 for the year ended December 31, 2020, a decreased of $400,338 or 6%. This decrease was primarily driven by the cancellation of a smaller sponsorship agreement as well as the impact of revisions to two sponsorship agreements effective in the third quarter of 2020.

Rents and Cost Recoveries

The Company’s revenue from rents and cost recoveries for the year ended December 31, 2021 were $305,302 as compared to $474,020 for the year ended December 31, 2020, a decrease of $168,718, or 36%. This change was primarily driven by a decrease in utilization of our sports complex.

Event and Other Revenues

The Company’s event and other revenues for the year ended December 31, 2021 were $681,408 as compared to $38,750 for the year ended December 31, 2020, an increase of $642,658, or 1,659%. This increase was primarily driven by revenues from the Company’s hosting of enshrinement week and other events.

Hotel Revenues

The Company’s hotel revenues for the year ended December 31, 2021 were $3,759,811 as compared to $162,183 for the year ended December 31, 2020. This was driven by the having a full year open of our DoubleTree Hotel in 2021 as opposed to two months in 2020.

Property Operating Expenses

The Company’s property operating expenses were $27,780,351 for the year ended December 31, 2021 as compared to $26,631,821 for the year ended December 31, 2020, an increase of $1,148,530, or 4.3%. This increase was driven by an increase of $1,058,861 in stock-based compensation and increase in compensation expenses.

Hotel Operating Expense

The Company’s hotel operating expense was $4,408,691 for the year ended December 31, 2021 as compared to $419,595 for the year ended December 31, 2020, an increase of $3,989,096 or 951%. This was driven by the having a full year open of our DoubleTree Hotel in 2021 as opposed to two months in 2020.

Commission Expense

The Company’s commission expense was $1,020,774 for the year ended December 31, 2021, as compared to $1,671,964 for the year ended December 31, 2020, a decrease of $651,190, or 39%. The decrease in commission expense is primarily the result of final prior year commissions’ fees paid in the first quarter of 2020 per the agreements in place at that time.

Impairment Expense

The Company’s impairment expense was $1,784,448 for the year ended December 31, 2021, as compared to $0 for the year ended December 31, 2020. The impairment expense was due to an impairment of project development costs due to a change in plans for Company’s Center for Performance, which caused the Company to abandon previous plans that will not benefit the current plan.

Depreciation Expense

The Company’s depreciation expense was $12,199,148 for the year ended December 31, 2021 as compared to $11,085,230 for the year ended December 31, 2020, an increase of $1,113,918, or 10%. The increase in depreciation expense is primarily the result of additional depreciation expense incurred due to the DoubleTree Hotel being placed in service in the fourth quarter of 2020.

Interest Expense

The Company’s interest expense was $3,580,840 for the year ended December 31, 2021, as compared to $5,718,473 for the year ended December 31, 2020, a decrease of $2,137,633, or 37%. The decrease in total interest expense is primarily due to extinguishment of select debt instruments at the close of the Business Combination and the cancellation of a note we owed IRG in exchange for issuance of Common Stock and warrants in December, as well as changes in interest rates and certain interest expense due to affiliate that was waived under a revised agreement at June 30, 2020.

Amortization of Debt Discount

The Company’s amortization of debt discount was $5,160,242 for the year ended December 31, 2021, as compared to $10,570,974 for the year ended December 31, 2020, a decrease of $5,410,732, or 51%. The decrease in total amortization of debt discount is primarily due to the conversion of the Company’s various outstanding notes payable throughout the second half of 2020.

Gain (Loss) on Extinguishment of Debt

The Company’s gain (loss) on extinguishment of debt was $390,400 for the year ended December 31, 2021, as compared to $(4,282,220) for the year ended December 31, 2020. The gain on extinguishment of debt during the year ended December 31, 2021 was related to the forgiveness of the Company’s Paycheck Protection Loan. The loss on extinguishment of debt during the year ended December 31, 2020 was primarily due to IRG November Note conversion resulting in a $3,404,244 loss on extinguishment of debt along with various other notes payable converting into equity upon the consummation of the Business Combination.

Business Combination Costs

The Company’s Business Combination costs were $0 for the year ended December 31, 2021, as compared to $19,137,165 for the year ended December 31, 2020. The Business Combination costs consisted of $6,233,473 in closing costs incurred for the Business Combination, $10,789,840 for shares issued to a related party, $2,218,187 related to our CEO’s restricted stock award in which one-third vested on July 2, 2020 in conjunction with the closing of the Business Combination, a $200,000 cash bonus to our CEO, and other legal and professional fees incurred in the Business Combination.

Liquidity and Capital Resources

The Company has sustained recurring losses and negative cash flows from operations through December 31, 2021. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of December 31, 2021, the Company had approximately $10 million of unrestricted cash and $7 million of restricted cash.

During February 2021, the Company received approximately $34.5 million gross proceeds from the issuance of shares of the Company’s Common Stock, before offering costs.

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

On each of August 12, 2021 and September 22, 2021, the Company issued to American Capital Center, LLC (“ACC”) 900 shares (the “Series A Shares”) of 7.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at a price of $1,000 per share for an aggregate purchase price of $900,000. The Company will pay the Investor an origination fee of 2% of the aggregate purchase price.

On September 30, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Wedbush Securities Inc. and Maxim Group LLC with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of the Company’s Common Stock having an aggregate offering price of up to $50 million. Through December 31, 2021, approximately 1.7 million shares were sold resulting in net proceeds to the Company totaling approximately $3.5 million. The remaining availability under the Equity Distribution Agreement as of December 31, 2021 is approximately $46.5 million.

On March 1, 2022, the Company and ErieBank agreed to extend the MKG DoubleTree Loan (as defined in Note 4 to the Company’s Consolidated Financial Statements) in principal amount of $15,300,000 to September 13, 2023.

On March 1, 2022, the Company executed a series of transactions with Industrial Realty Group, LLC, a Nevada limited liability company that is controlled by the Company’s director Stuart Lichter (“IRG”) and its affiliates, and JKP Financial, LLC (“JKP”), whereby IRG and JKP extended certain of the Company’s debt in aggregate principal amount of $22,853,831 to March 31, 2024. See “Item 1. Business—Recent Developments” for more information.

On March 3, 2022, the Company signed a nonbinding term sheet with a commercial lender for construction financing for the Center for Performance in an amount up to $4 million. On March 12, 2022, the Company signed a nonbinding term sheet with a different commercial lender for construction financing for the Retail Promenade in an amount up to $17.4 million.

The Company believes that, as a result of these transactions, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year from the issuance of the Company’s consolidated financial statements. Notwithstanding, the Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Cash Flows

Since inception, the Company has primarily used its available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Year Ended December 31,
	2021	2020
Cash (used in) provided by:
Operating Activities	$(20,762,629)	$(18,365,271)
Investing Activities	(70,734,055)	(17,579,550)
Financing Activities	68,831,263	67,383,690
Net increase (decrease) in cash and restricted	$(22,665,421)	$31,438,869

Cash Flows for the Years Ended December 31, 2021 and 2020

Operating Activities

Net cash used in operating activities was $20,762,629 during the year ended December 31, 2021, which consisted primarily of a net loss of $92,813,653, offset by non-cash depreciation expense of $12,199,148, amortization of note discounts of $5,160,242, payment-in-kind interest rolled into debt of $2,091,990, a gain on extinguishment of debt of $390,400, non-cash stock-based compensation expense of $5,582,634, a decrease in prepaid expenses and other assets of $680,999, an increase in accounts payable and accrued expenses of $1,113,976, an increase in due to affiliates of $95,399, and a decrease in other liabilities of $1,891,179.

Net cash used in operating activities was $18,365,271 during the year ended December 31, 2020, which consisted primarily of a net loss of 45,685,172, offset by non-cash depreciation expense of $11,085,230, amortization of note discounts of $10,570,974, payment-in-kind interest rolled into debt of $4,066,691, a loss on extinguishment of $4,282,220, non-cash stock-based compensation expense of $4,523,773, a decrease in prepaid expenses and other assets of $4,627,992, an increase in accounts payable and accrued expenses of $29,264,412, a decrease in due to affiliates of $9,644,241, and an increase in other liabilities of $3,542,670.

Investing Activities

Net cash used in investing activities was $70,734,055 during the year ended December 31, 2021, which consisted solely of project development costs. Net cash used in investing activities was $17,579,550 during the year ended December 31, 2020 and consisted of $48,614,331 of cash used for project development costs and $31,034,781 of proceeds from the Business Combination.

Financing Activities

Net cash provided by financing activities was $68,831,263 during the year ended December 31, 2021, which consisted primarily of $37,004,153 in proceeds from notes payable and $50,420,975 of proceeds from common stock and preferred stock, $23,485,200 from the proceeds from warrant exercises, offset by $39,941,576 in repayments of notes payable, and $1,569,779 in payment of financing costs.

Net cash provided by financing activities was $67,383,690 during the year ended December 31, 2020, which consisted primarily of $106,976,651 in proceeds from notes payable and $26,228,499 of proceeds from equity raises, offset by $62,593,562 in repayments of notes payable, and $3,227,898 in payment of financing costs.

Subsequent Financing Activity since December 31, 2021

ErieBank Extension

On March 1, 2022, ErieBank and the Company agreed to a 12-month extension of the ErieBank DoubleTree Loan in the amount of $15.3 million in unpaid principal from September 13, 2022 to September 13, 2023.

IRG and JKP Refinancing

On March 1, 2022, the Company executed a series of transactions with IRG and its affiliates, and JKP, whereby IRG and JKP extended certain of the Company’s debt in aggregate principal amount of $22,853,831 to March 31, 2024. See “Item 1. Business—Recent Developments” for more information.

Construction Financing

On March 3, 2022, the Company signed a nonbinding term sheet with a commercial lender for construction financing for the Center for Performance in an amount up to $4 million. On March 12, 2022, the Company signed a nonbinding term sheet with a different commercial lender for construction financing for the Retail Promenade in an amount up to $17.4 million.

Contractual Obligations and Commitments

The following is a summary of the contractual obligations as of December 31, 2021 and the effect of such obligations are expected to have on the liquidity and cash flows in future periods, which does not reflect the results of any of our subsequent refinancings:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes payable commitments	$115,721,706	$44,614,077	$36,166,719	$18,063,888	$16,877,022
Project and ground leases	$42,608,400	$321,900	$965,700	$965,700	$40,355,100
Total	$158,330,106	$44,935,977	$37,132,419	$19,029,588	$57,232,122

The Company has various debt covenants that require certain financial information to be met. If the Company does not meet the requirements of the debt covenants, the Company will be responsible for paying the full outstanding amount of the note immediately. As of December 31, 2021, we were in compliance with all relevant debt covenants.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2021.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and VP Accounting / Corporate Controller (our interim principal financial officer and interim principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and VP Accounting / Corporate Controller concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were effective as December 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and VP of Accounting / Corporate Controller (our interim principal financial officer and interim principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, the Company hired a new Vice President of Accounting / Corporate Controller, who has experience in developing and maintaining internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located on beginning on page F-1 of this Annual Report.

Exhibits

Exhibit No.	Description

2.1+	Agreement and Plan of Merger, dated as of September 16, 2019, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on September 17, 2019)
2.2	First Amendment to Agreement and Plan of Merger, dated as of November 5, 2019, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.2 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on November 8, 2019)
2.3	Second Amendment to Agreement and Plan of Merger, dated as of March 10, 2020, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on March 16, 2020)
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 22, 2020, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on May 28, 2020)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
3.2	Certificate of Designations of 7.00% Series A Cumulative Redeemable Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 15, 2020)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 6, 2020)
3.4	Certificate of Designations of 7.00% Series B Convertible Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 14, 2021)
3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on August 12, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on January 30, 2018)
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 19, 2020)
4.5	Warrant Agency Agreement, dated November 18, 2020, between Hall of Fame Resort & Entertainment Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 19, 2020)

4.6	Warrant Agreement, dated as of July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and purchasers party thereto (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-1 (File No. 333-256618) filed with the Commission on May 28, 2021)
4.7	Amended and Restated Series C Warrant, dated March 1, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
4.8	Amended and Restated Series D Warrant, dated March 1, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
4.9	Form of Series E Warrant (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
4.10	Form of Series F Warrant (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
4.11	Description of Registered Securities*
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the Commission on November 12, 2019)
10.2	Director Nominating Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.3	Form of Release Agreement (incorporated by reference to Exhibit 10.3 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the Commission on November 12, 2019)
10.4	Hall of Fame Resort & Entertainment Company Amended 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38363), filed with the Commission on June 4, 2021)
10.5	Form of Restricted Stock Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.6	Restricted Stock Unit Award Agreement, by and between the Company and Tara Charnes, dated as of September 16, 2020 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.7	Restricted Stock Unit Award Agreement, by and between the Company and Erica Muhleman, dated as of September 16, 2020 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.8	Form of Restricted Stock Unit Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.10	Restricted Stock Unit Award Agreement, by and between Hall of Fame Resort & Entertainment Company and Olivia Steier, dated as of November 13, 2020 (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-259202), filed with the Commission on August 31, 2021)
10.11	Restricted Stock Unit Award Agreement, by and between Hall of Fame Resort & Entertainment Company and Scott Langerman, dated as of November 13, 2020 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 (File No. 333-259202), filed with the Commission on August 31, 2021)
10.12	Employment Agreement, dated July 1, 2020, by and between Michael Crawford, HOF Village Newco, LLC and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.13	Employment Agreement, dated February 14, 2022, by and between Benjamin Lee, HOF Village Newco, LLC and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 10, 2022)

10.14	Employment Agreement, dated June 22, 2020, by and between Michael Levy and HOF Village, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.15	Employment Agreement, dated September 16, 2019, by and between Jason Krom and HOF Village, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.16	Employment Agreement, dated December 1, 2019, by and between Anne Graffice and HOF Village, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.17	Employment Agreement, dated August 31, 2020, by and between Tara Charnes and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.18	Employment Agreement dated September 14, 2020, between Erica Muhleman and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.10 of the Company’s Amendment No. 2 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 22, 2020)
10.19	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Michael Crawford, HOF Village Newco, LLC and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.20	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Michael Levy and HOF Village, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.21	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Jason Krom and HOF Village, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.22	Letter Agreement, dated January 2, 2022, between Hall of Fame Resort & Entertainment Company and Jason Krom*
10.23	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Anne Graffice and HOF Village, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.24	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Tara Charnes and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.25	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Erica Muhleman and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.26+	Note Purchase Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.27	Registration Rights Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.28	Note Redemption and Warrant Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.29+	Amended and Restated Sponsorship and Naming Rights Agreement, dated July 2, 2020, by and among HOF Village, LLC, National Football Museum, Inc. and Johnson Controls, Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.30	Promissory Note, dated June 24, 2020, by HOF Village, LLC and HOF Village Hotel II, LLC in favor of JKP Financial, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.31	First Amendment to Promissory Note, dated December 1, 2020, by and among HOF Village Newco, LLC, and HOF Village Hotel II, LLC, as the makers, and JKP Financial, LLC, as holder *
10.32	Joinder and Second Amendment to Promissory Note, dated March 1, 2022, by and among HOF Village Newco, LLC, and HOF Village Hotel II, LLC, as the makers, Hall of Fame Resort & Entertainment Company, and JKP Financial, LLC, as holder (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)

10.33	Letter Agreement re Payment Terms, dated June 25, 2020, by and among Industrial Realty Group, LLC, IRG Master Holdings, LLC, HOF Village, LLC and certain affiliates party thereto (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.34+	Amendment to Sponsorship and Services Agreement, dated June 15, 2020, by and among HOF Village, LLC, National Football Museum, Inc. and Constellation NewEnergy, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.35	First Amended and Restated License Agreement, dated September 16, 2019, between the National Football Museum, Inc. and HOF Village, LLC (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the Commission on January 23, 2020)
10.36+	Amended and Restated Media License Agreement, dated July 1, 2020, among National Football Museum, Inc., HOF Village Media Group, LLC and HOF Village, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 1 to Form S-1 (File No. 333-249133), filed with the Commission on October 19, 2020)
10.37+	Technology as a Service Agreement, dated October 9, 2020, by and between HOF Village NEWCO, LLC and Johnson Controls, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q (001-38363), filed with the Commission on November 5, 2020)
10.38+	Term Loan Agreement, dated December 1, 2020, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and Aquarian Credit Funding LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 3, 2020)
10.39	Amendment Number 1 to Term Loan Agreement, dated January 28, 2021, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.36 of the Company’s Post-Effective Amendment No. 3 to Form S-1 Registration Statement (File No. 333-249133), filed with the Commission on July 22, 2021)
10.40	Amendment Number 2 to Term Loan Agreement, dated February 15, 2021, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.37 of the Company’s Post-Effective Amendment No. 3 to Form S-1 Registration Statement (File No. 333-249133), filed with the Commission on July 22, 2021)
10.41	Amendment Number 3 to Term Loan Agreement, dated as of August 30, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 1, 2021)
10.42	Amendment Number 4 to Term Loan Agreement, dated as of August 30, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on September 1, 2021)
10.43	Amendment Number 5 to Term Loan Agreement, dated as of December 15, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.44	Assignment of Loan and Loan Documents, dated as of March 1, 2022, by and among Aquarian Credit Funding LLC, as administrative agent, Investors Heritage Life Insurance Company (“IHLIC”), as a lender, and CH Capital Lending, LLC, as assignee*
10.45	Amendment Number 6 to Term Loan Agreement, dated as of March 1, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.46	Letter Agreement, dated as of December 1, 2020, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and IRG Master Holdings, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.47	Securities Purchase Agreement, dated December 29, 2020, between Hall of Fame Resort & Entertainment Company, Industrial Realty Group, LLC and CH Capital Lending, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 30, 2020)

10.48	Securities Purchase Agreement, dated May 13, 2021, between Hall of Fame Resort & Entertainment Company and IRG, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 14, 2021)
10.49	Equity Distribution Agreement, dated September 30, 2021, by and among Hall of Fame Resort & Entertainment Company, Wedbush Securities Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 1, 2021)
10.50	Promissory Note, date November 23, 2021, issued by Hall of Fame Resort & Entertainment Company to Industrial Realty Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 24, 2021)
10.51	Assignment of Promissory Note, dated March 1, 2022, by Industrial Realty Group, LLC in favor of IRG, LLC and JKP Financial, LLC, as assignees*
10.52	First Amended and Restated Promissory Note, dated March 1, 2022, issued by Hall of Fame Resort & Entertainment Company to IRG, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.53	First Amended and Restated Promissory Note, dated March 1, 2022, issued by Hall of Fame Resort & Entertainment Company to JKP Financial, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.54	Loan Agreement, dated December 15, 2021, between HOF Village Center For Excellence, LLC, as borrower, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.55	Promissory Note, dated December 15, 2021, issued by HOF Village Center For Excellence, LLC to ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.56	Guaranty of Payment, dated December 15, 2021, by Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.57	Energy Project Cooperative Agreement, dated December 15, 2021, among the City of Canton, Ohio, the Canton Regional Energy Special Improvement District, Inc., HOF Village Center For Excellence, LLC and Pace Equity, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
21.1	Subsidiaries*
23.1	Consent of independent registered public accountant.*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY
March 14, 2022

	By:	/s/ Michael Crawford
Michael Crawford
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Crawford	Chief Executive Officer and Director	March 14, 2022
Michael Crawford	(Principal Executive Officer)

/s/ John Van Buiten	Vice President of Accounting / Corporate Controller	March 14, 2022
John Van Buiten	(Interim Principal Financial Officer and Interim Principal Accounting Officer)

/s/ Anthony J. Buzzelli	Director	March 14, 2022
Anthony J. Buzzelli

/s/ David Dennis	Director	March 14, 2022
David Dennis

/s/ James J. Dolan	Director	March 14, 2022
James J. Dolan

/s/ Karl L. Holz	Director	March 14, 2022
Karl L. Holz

/s/ Stuart Lichter	Director	March 14, 2022
Stuart Lichter

/s/ Curtis Martin	Director	March 14, 2022
Curtis Martin

/s/ Mary Owen	Director	March 14, 2022
Mary Owen

/s/ Edward J. Roth III	Director	March 14, 2022
Edward J. Roth III

/s/ Kimberly K. Schaefer	Director	March 14, 2022
Kimberly K. Schaefer

Director
Lisa Roy

Hall of Fame Resort & Entertainment Company

Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Hall of Fame Resort & Entertainment Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hall of Fame Resort & Entertainment Company (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 14, 2022

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020

Assets
Cash	$10,282,983	$7,145,661
Restricted cash	7,105,057	32,907,800
Accounts receivable, net	2,367,225	366,089
Prepaid expenses and other assets	8,350,604	6,920,851
Property and equipment, net	180,460,562	154,355,763
Project development costs	128,721,480	107,969,139
Total assets	$337,287,911	$309,665,303

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$101,360,196	$98,899,367
Accounts payable and accrued expenses	12,120,891	20,538,190
Due to affiliate	1,818,955	1,723,556
Warrant liabilities	13,669,000	19,112,000
Other liabilities	3,740,625	4,310,469
Total liabilities	132,709,667	144,583,582

Commitments and contingencies (Note 6, 7, and 8)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,932,200 shares authorized; no shares issued or outstanding at December 31, 2021 and 2020	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 15,200 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	2	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 97,563,841 and 64,091,266 shares issued and outstanding at December 31, 2021 and 2020, respectively	9,756	6,410
Additional paid-in capital	305,117,091	172,112,688
Accumulated deficit	(99,951,839)	(6,840,871)
Total equity attributable to HOFRE	205,175,010	165,278,227
Non-controlling interest	(596,766)	(196,506)
Total equity	204,578,244	165,081,721
Total liabilities and stockholders’ equity	$337,287,911	$309,665,303

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020

Revenues
Sponsorships, net of activation costs	$6,023,863	$6,424,201
Rents and cost recoveries	305,302	474,020
Event and other revenues	681,408	38,750
Hotel revenues	3,759,811	162,183
Total revenues	10,770,384	7,099,154

Operating expenses
Property operating expenses	27,780,351	26,631,821
Hotel operating expenses	4,408,691	419,595
Commission expense	1,020,774	1,671,964
Impairment expense	1,748,448	-
Depreciation expense	12,199,148	11,085,230
Total operating expenses	47,157,412	39,808,610

Loss from operations	(36,387,028)	(32,709,456)

Other income (expense)
Interest expense, net	(3,580,840)	(5,718,473)
Amortization of discount on note payable	(5,160,242)	(10,570,974)
Change in fair value of warrant liability	(48,075,943)	26,733,116
Business combination costs	-	(19,137,165)
Gain (loss) on extinguishment of debt	390,400	(4,282,220)
Total other expense	(56,426,625)	(12,975,716)

Net loss	$(92,813,653)	$(45,685,172)

Series B preferred stock dividends	(697,575)	-
Loss attributable to non-controlling interest	400,260	196,506

Net loss attributable to HOFRE stockholders	$(93,110,968)	$(45,488,666)

Net loss per share, basic and diluted	$(1.03)	$(1.71)

Weighted average shares outstanding, basic and diluted	90,295,878	26,644,449

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	Series B Convertible Preferred stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stockholders	Interest	Equity

Balance as of January 1, 2020	-	$-	5,436,000	$544	$-	$34,948,795	$34,949,339	$-	$34,949,339

Contribution from shareholders	-	-	-	-	-	3,699,000	3,699,000	-	3,699,000
Conversion of the preferred equity loan	-	-	12,277,428	1,228	58,438,346	-	58,439,574	-	58,439,574
Shares of common stock issued for accounts payable and due to affiliates	-	-	2,292,624	229	23,425,932	-	23,426,161	-	23,426,161
Business combination with GPAQ on July 1, 2020	-	-	6,538,201	653	494,179	-	494,832	-	494,832
Shares of common stock issued in exchange of debt	-	-	16,093,857	1,609	54,516,767	-	54,518,376	-	54,518,376
Stock-based compensation on restricted stock awards	-	-	715,929	72	2,772,733	-	2,772,805	-	2,772,805
Stock-based compensation on restricted stock units	-	-	-	-	1,554,968	-	1,554,968	-	1,554,968
Vesting of restricted stock units	-	-	176,514	18	(18)	-	-	-	-
Stock-based compensation - common stock awards	-	-	25,000	3	195,997	-	196,000	-	196,000
Contingent beneficial conversion feature on PIPE Notes	-	-	-	-	14,166,339	-	14,166,339	-	14,166,339
November 18, 2020 capital raise, net of offering costs	-	-	17,857,142	1,786	14,476,624	-	14,478,410	-	14,478,410
December 4, 2020 capital raise, net of offering costs	-	-	2,678,571	268	2,070,821	-	2,071,089	-	2,071,089
Net loss	-	-	-	-	-	(45,488,666)	(45,488,666)	(196,506)	(45,685,172)

Balance as of December 31, 2020	-	$-	64,091,266	$6,410	$172,112,688	$(6,840,871)	$165,278,227	$(196,506)	$165,081,721

Stock-based compensation on restricted stock units (“RSU”) and restricted stock awards (“RSA”)	-	-	-	-	5,510,134	-	5,510,134	-	5,510,134
Stock-based compensation - common stock awards	-	-	25,000	2	72,498	-	72,500	-	72,500
February 12, 2021 Capital Raise, net of offering costs	-	-	12,244,897	1,224	27,560,774	-	27,561,998	-	27,561,998
February 18, 2021 Overallotment, net of offering costs	-	-	1,836,734	184	4,184,814	-	4,184,998	-	4,184,998
Issuance of vested RSUs	-	-	24,028	2	(2)	-	-	-	-
Issuance of vested RSAs	-	-	66,451	6	(6)	-	-	-	-
Sale of Series B preferred stock and warrants	15,200	2	-	-	15,199,998	-	15,200,000	-	15,200,000
Vesting of RSUs, net of tax	-	-	841,218	84	(84)	-	-	-	-
Exercise of Warrants	-	-	16,775,143	1,678	77,002,464	-	77,004,142	-	77,004,142
Sale of common stock under at the market offering	-	-	1,659,104	166	3,473,813	-	3,473,979	-	3,473,979
Series B preferred stock dividends	-	-	-	-	-	(697,575)	(697,575)	-	(697,575)
Net loss	-	-	-	-	-	(92,413,393)	(92,413,393)	(400,260)	(92,813,653)

Balance as of December 31, 2021	15,200	$2	97,563,841	$9,756	$305,117,091	$(99,951,839)	$205,175,010	$(596,766)	$204,578,244

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(92,813,653)	$(45,685,172)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	12,199,148	11,085,230
Amortization of note discounts	5,160,242	10,570,974
Impairment expense	1,748,448	-
Interest paid in kind	2,091,990	4,066,691
(Gain) loss on extinguishment of debt	(390,400)	4,282,220
Change in fair value of warrant liability	48,075,943	(26,733,116)
Stock-based compensation expense	5,582,634	4,523,773
Changes in operating assets and liabilities:
Accounts receivable	(1,626,759)	989,280
Prepaid expenses and other assets	(1,429,753)	(4,627,992)
Accounts payable and accrued expenses	1,113,976	29,264,412
Due to affiliates	95,399	(9,644,241)
Other liabilities	(569,844)	3,542,670
Net cash used in operating activities	(20,762,629)	(18,365,271)

Cash Flows From Investing Activities
Additions to project development costs and property and equipment	(70,734,055)	(48,614,331)
Proceeds from business combination	-	31,034,781
Net cash used in investing activities	(70,734,055)	(17,579,550)

Cash Flows From Financing Activities
Proceeds from notes payable	37,004,153	106,976,651
Repayments of notes payable	(39,941,576)	(62,593,562)
Payment of financing costs	(1,569,779)	(3,227,898)
Payment of Series B dividends	(193,333)	-
Proceeds from sale of common stock under ATM	3,099,602	-
Proceeds from sale of Series B preferred stock and warrants	15,200,000	-
Proceeds from equity raises, net of offering costs	31,746,996	26,228,499
Proceeds from exercise of warrants	23,485,200	-
Net cash provided by financing activities	68,831,263	67,383,690

Net (decrease) increase in cash and restricted cash	(22,665,421)	31,438,869

Cash and restricted cash, beginning of period	40,053,461	8,614,592

Cash and restricted cash, end of period	$17,388,040	$40,053,461

Cash	$10,282,983	$7,145,661
Restricted Cash	7,105,057	32,907,800
Total cash and restricted cash	$17,388,040	$40,053,461

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,068,627	$5,962,918
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$5,929,913	$(1,297,215)
Settlement of warrant liability	$53,518,943	$-
Non-cash contribution from PFHOF in shared services agreement	$-	$3,699,000
Accrued dividends	$504,242	$-
ATM proceeds receivable	$374,377	$-
Conversion of the preferred equity loan to common equity	$-	$58,439,625
Shares of common stock issued for accounts payable	$-	$23,426,161
Shares of common stock issued in exchange of debt	$-	$54,518,376
Conversion of GPAQ Sponsor Loan into convertible PIPE debt	$-	$500,000
Deferred financing costs in accounts payable and accrued expenses, net	$-	$610,810
Contingent beneficial conversion feature on PIPE Notes	$-	$14,166,339
Initial value of warrants accounted for as liabilities	$-	$45,845,116
Reclassify amounts from capitalized development costs to property and equipment	$34,938,554	$27,373,715

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

The Company is a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, the Company owns the Hall of Fame Village powered by Johnson Controls, a multi-use sports, entertainment, and media destination centered around the PFHOF’s campus. The Company is pursuing a differentiation strategy across three pillars, including destination-based assets, HOF Village Media Group, LLC (“Hall of Fame Village Media”), and gaming (including the fantasy football league in which the Company acquired a majority stake in 2020).

The Company has entered into several agreements with PFHOF, an affiliate of the Company, and certain government entities, which outline the rights and obligations of each of the parties with regard to the property on which the Hall of Fame Village powered by Johnson Controls sits, portions of which are owned by the Company and portions of which are net leased to the Company by the government entities (see Note 7 for additional information). Under these agreements, PFHOF and the government entities are entitled to use portions of the Hall of Fame Village powered by Johnson Controls on a direct-cost basis.

COVID-19

Since 2020, the world has been, and continues to be, impacted by the novel coronavirus (“COVID-19”) pandemic. COVID-19 and measures to prevent its spread impacted the Company’s business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and Sports Complex, which negatively impacts the Company’s ability to sell sponsorships. Also, the Company opened its newly renovated DoubleTree by Hilton in Canton in November 2020, but the occupancy rate has been negatively impacted by the pandemic. Further, the COVID-19 pandemic has caused a number of supply chain disruptions, which negatively impacts the Company’s ability to obtain the materials needed to complete construction. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 as well as individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Organization and Nature of Business (continued)

Liquidity

The Company has sustained recurring losses and negative cash flows from operations through December 31, 2021. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of December 31, 2021, the Company had approximately $10 million of unrestricted cash and cash equivalents and $7 million of restricted cash.

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

On each of August 12, 2021 and September 22, 2021, the Company issued to American Capital Center, LLC (“ACC”) 900 shares (the “Series A Shares”) of 7.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at a price of $1,000 per share for an aggregate purchase price of $900,000. The Company will pay ACC an origination fee of 2% of the aggregate purchase price.

On September 30, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Wedbush Securities Inc. and Maxim Group LLC with respect to an at-the-market offering program under which the Company may, from time to time, offer and sell shares of the Company’s Common Stock having an aggregate offering price of up to $50 million. Through December 31, 2021, approximately 1.7 million shares were sold resulting in net proceeds to the Company totaling approximately $3.5 million. The remaining availability under the Equity Distribution Agreement as of December 31, 2021 is approximately $46.5 million.

On March 1, 2022, the Company and ErieBank agreed to extend the MKG DoubleTree Loan (as defined in Note 4) in principal amount of $15,300,000 to September 13, 2023. See Note 14, Subsequent Events, for more information on this transaction.

On March 1, 2022, the Company executed a series of transactions with Industrial Realty Group, LLC, a Nevada limited liability company that is controlled by the Company’s director Stuart Lichter (“IRG”) and its affiliates, and JKP Financial, LLC (“JKP”), whereby IRG and JKP, among other things, extended certain of the Company’s debt in aggregate principal amount of $22,853,831 to March 31, 2024. See Note 14, Subsequent Events, for more information on these transactions.

On March 3, 2022, the Company signed a nonbinding term sheet with a commercial lender for construction financing for the Center for Performance in an amount up to $4 million. On March 12, 2022, the Company signed a nonbinding term sheet with a different commercial lender for construction financing for the Retail Promenade in an amount up to $17.4 million.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Organization and Nature of Business (continued)

Liquidity (continued)

The Company believes that, as a result of the transactions described above and its current ongoing negotiations, it will have sufficient cash and future financing to meet its funding requirements over the next twelve months from the issuance of these consolidated financial statements. Notwithstanding, the Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company for the years ended December 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Consolidation

The consolidated financial statements include the accounts and activity of the Company and its wholly owned subsidiaries. Investments in a variable interest entity in which the Company is not the primary beneficiary, or where the Company does not own a majority interest but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. All intercompany profits, transactions, and balances have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such an extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions for the Company relate to bad debt, depreciation, costs capitalized to project development costs, useful lives of assets, stock-based compensation, fair value of financial instruments (including the fair value of the Company’s warrant liability), and estimates and assumptions used to measure impairment. Management adjusts such estimates when facts and circumstances dictate. Actual results could differ from those estimates.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Property and Equipment and Project Development Costs

Property and equipment are recorded at historical cost and depreciated using the straight-line method over the estimated useful lives of the assets. During the construction period, the Company capitalizes all costs related to the development of the Hall of Fame Village powered by Johnson Controls. Project development costs include predevelopment costs, amortization of finance costs, real estate taxes, insurance, and other project costs incurred during the period of development. The capitalization of costs began during the preconstruction period, which the Company defines as activities that are necessary for the development of the project. The Company ceases cost capitalization when a portion of the project is held available for occupancy and placed into service. This usually occurs upon substantial completion of all costs necessary to bring a portion of the project to the condition needed for its intended use, but no later than one year from the completion of major construction activity. The Company will continue to capitalize only those costs associated with the portion still under construction. Capitalization will also cease if activities necessary for the development of the project have been suspended. As of December 31, 2021, the second two phases of the project remained subject to such capitalization.

The Company reviews its property and equipment and projects under development for impairment whenever events or changes indicate that the carrying value of the long-lived assets may not be fully recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded.

The Company measures and records impairment losses on its long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. Considerable judgment by management is necessary to estimate undiscounted future operating cash flows, and fair values and accordingly, actual results could vary significantly from such estimates. In August 2021, management determined that previously capitalized costs for the construction of the Center for Performance should be written off because of significant changes to the plans for the project that render certain of the current capitalized costs no longer of use for the Center for Performance. Management reviewed its capitalized costs and identified the costs that had no future benefit. As a result, in the third quarter of 2021, the Company recorded a $1,748,448 charge as an impairment of project development costs within the accompanying statement of operations.

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2021 and 2020, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances at December 31, 2021 and 2020 were $7,105,057 and $32,907,800, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable are generally amounts due under sponsorship and other agreements. Accounts receivable are reviewed for delinquencies on a case-by-case basis and are considered delinquent when the sponsor or debtor has missed a scheduled payment. Interest is not charged on delinquencies.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized to additions in project development costs during the construction period over the term of the related loans, without regard for any extension options until the project or portion thereof is considered substantially complete. Upon substantial completion of the project or portion thereof, such costs are amortized as interest expense over the term of the related loan. Any unamortized costs are shown as an offset to “Notes Payable, net” on the accompanying consolidated balance sheet.

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

The Company generates revenues from various streams such as sponsorship agreements, rents, cost recoveries, events, hotel operation, Hall of Fantasy League, and through the sale of media assets. The sponsorship arrangements, in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time, recognize revenue on a straight-line basis over the time period specified in the contract. The excess of amounts contractually due over the amounts of sponsorship revenue recognized are included in other liabilities on the accompanying consolidated balance sheets. Contractually due but unpaid sponsorship revenue are included in accounts receivable on the accompanying consolidated balance sheet. Refer to Note 6 for more details. Revenue for rents, cost recoveries, and events are recognized at the time the respective event or service has been performed.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2021 and 2020. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified the United States and Ohio as its “major” tax jurisdictions, and such returns for the years 2017 through 2020 remain subject to examination.

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

Segments

The Company has evaluated its business to determine whether it has multiple operating segments. The Company has concluded that, as of December 31, 2021 and 2020, it only has one operating segment, given that its chief operating decision maker reviews the Company’s results solely on a consolidated basis.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Warrant Liabilities

The Company accounts for warrants to purchase shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with ASC 815, “Derivatives and Hedging”. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as “change in fair value of warrant liabilities” on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Advertising Costs

The Company expenses all advertising and marketing costs as they are incurred and records them as “property operating expenses” on the Company’s consolidated statements of operations. Total advertising and marketing costs for the years ended December 31, 2021 and 2020 were $611,843 and $484,978, respectively.

Software Development Costs

The Company recognizes all costs incurred to establish technological feasibility of a computer software product to be sold, leased, or otherwise marketed as research and development costs. Prior to the point of reaching technological feasibility, all costs shall expensed when incurred. Once the development of the product establishes technological feasibility, the Company will begin capitalizing these costs. Management exercises its judgement in determining when technological feasibility is established based on when a product design and working model have been completed and the completeness of the working model and its consistency with the product design have been confirmed through testing.

Film and Media Costs

The Company capitalizes all costs to develop films and related media as an asset, included in “project development costs” on the Company’s consolidated balance sheet. The costs for each film or media will be expensed over the expected release period.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Accounting for Real Estate Investments (continued)

Acquired real estate properties accounted for as asset acquisitions are recorded at cost, including acquisition and closing costs. The Company allocates the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. The Company determines the fair value of tangible assets, such as land, building, furniture, fixtures, and equipment, using a combination of internal valuation techniques that consider comparable market transactions, replacement costs, and other available information and fair value estimates provided by third-party valuation specialists, depending upon the circumstances of the acquisition. The Company determines the fair value of identified intangible assets or liabilities, which typically relate to in-place leases, using a combination of internal valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, and fair value estimates provided by third-party valuation specialists, depending upon the circumstances of the acquisition.

If a transaction is determined to be a business combination, the assets acquired, liabilities assumed, and any identified intangibles are recorded at their estimated fair values on the transaction date, and transaction costs are expensed in the period incurred.

Reclassification

Certain amounts in prior periods relating to the presentation of accounts receivable and deferred sponsorship revenue have been reclassified to conform to the current period presentation.

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

The three levels of fair value hierarchy defined by ASC 820–10-20 are described below:

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

The Company uses Levels 1 and 3 of the fair value hierarchy to measure the fair value of its warrant liabilities. The Company revalues such liabilities at every reporting period and recognizes gains or losses on the change in fair value of the warrant liabilities as “change in fair value of warrant liabilities” in the consolidated statements of operations.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
	Level	2021	2020
Warrant liabilities – Public Series A Warrants	1	$4,617,000	$4,130,000
Warrant liabilities – Private Series A Warrants	3	110,000	420,000
Warrant liabilities – Series B Warrants	3	2,416,000	9,781,000
Warrant liabilities – Series C Warrants	3	6,526,000	4,781,000
Fair value of aggregate warrant liabilities		$13,669,000	$19,112,000

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Initial Measurement

The Company established the initial fair value of its warrant liabilities at the respective dates of issuance. In the case of the Public Series A Warrants, the Company valued the warrants using the quoted market price on the date of issuance. In the case of the Private Series A Warrants, Series B Warrants and Series C Warrants, the Company used a Black Scholes valuation model in order to determine their value. The key inputs into the Black Scholes valuation model for the initial valuations are below:

	Private Series A Warrants	Series B Warrants	Series C Warrants
	July 1, 2020	November 18, 2020	December 29, 2020
Term (years)	5.0	5.0	5.0
Stock price	$8.44	$1.22	$1.29
Exercise price	$11.50	$1.40	$1.40
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	13.3%	49.4%	49.5%
Risk free interest rate	0.3%	0.4%	0.4%

Number of shares	1,480,000	20,535,713	10,036,925
Value (per share)	$1.74	$0.52	$0.52

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Series C Warrants	Total Warrant Liability
Fair value as of January 1, 2021	$4,130,000	$420,000	$9,781,000	$4,781,000	$19,112,000

Settlement of warrants, exercised	-	-	(53,518,943)	-	(53,518,943)
Change in fair value, exercised	-	-	43,070,207	-	43,070,207
Change in fair value, outstanding	487,000	(310,000)	3,083,736	1,745,000	5,005,736

Fair value as of December 31, 2021	$4,617,000	$110,000	$2,416,000	$6,526,000	$13,669,000

On March 1, 2022, the Company and IRG amended the Series C Warrants. See Note 14, Subsequent Events, for more information on this transaction.

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of December 31, 2021 and 2020 are as follows:

	December 31, 2021			December 31, 2020
	Private Series A Warrants	Series B Warrants	Series C Warrants	Private Series A Warrants	Series B Warrants	Series C Warrants
Term (years)	3.5	3.9	4.0	4.5	4.9	5.0
Stock price	$1.52	$1.52	$1.52	$1.23	$1.23	$1.23
Exercise price	$11.50	$1.40	$1.40	$11.50	$1.40	$1.40
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	50.6%	50.6%	50.6%	70.7%	49.5%	49.5%
Risk free interest rate	1.3%	1.3%	1.3%	0.3%	0.3%	0.3%
Number of shares	2,103,573	3,760,570	10,036,925	2,103,573	20,535,713	10,036,925
Value (per share)	$0.05	$0.64	$0.65	$0.28	$0.48	$0.48

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

At December 31, 2021 and 2020, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the years ended December 31,
	2021	2020
Warrants to purchase shares of Common Stock	41,012,349	55,303,832
Unvested restricted stock awards	238,643	715,929
Unvested restricted stock units to be settled in shares of Common Stock	2,207,337	1,672,177
Shares of Common Stock issuable upon conversion of convertible notes	3,486,920	-
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	4,967,320	-
Total potentially dilutive securities	51,912,569	57,691,938

Recent Accounting Standards

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as modified by subsequently issued ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20, and 2019-01 (collectively “ASU 2016-02”). ASU 2016-02 requires recognition of right-of-use assets and lease liabilities on the balance sheet. In June 2020, FASB issued ASU 2020-05, further extending the effective date by one year making it effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. Most prominent among the changes in ASU 2016-02 is the lessees’ recognition of a right-of-use asset and a lease liability for operating leases. The right-of-use asset and lease liability are initially measured based on the present value of committed lease payments. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Expenses related to operating leases are recognized on a straight-line basis, while those related to financing leases are recognized under a front-loaded approach in which interest expense and amortization of the right-of-use asset are presented separately in the statement of operations. Similarly, lessors are required to classify leases as sales-type, finance, or operating with classification affecting the pattern of income recognition. As the Company is an emerging growth company and following private company deadlines, the Company will implement this ASU beginning on January 1, 2022.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Recent Accounting Standards (continued)

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

The Company expects that, upon the adoption of ASC 842 on January 1, 2022, the Company will recognize a right of use asset and corresponding lease liability of approximately $4 million.

Subsequent Events

Subsequent events have been evaluated through March 14, 2022, the date the consolidated financial statements were issued. Except for as disclosed in Notes 1, 2, 4, 9, and 14, no other events have been identified requiring disclosure or recording.

Note 3: Property and Equipment

Property and equipment consists of the following:

	Useful Life	December 31, 2021	December 31, 2020
Land		$4,186,090	$535,954
Land improvements	25 years	31,194,623	31,078,211
Building and improvements	15 to 39 years	192,384,530	158,020,145
Equipment	5 to 10 years	2,338,894	2,165,882
Property and equipment, gross		230,104,137	191,800,192

Less: accumulated depreciation		(49,643,575)	(37,444,429)
Property and equipment, net		$180,460,562	$154,355,763

Project development costs		$128,721,480	$107,969,139

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Property and Equipment (continued)

For the years ended December 31, 2021 and 2020, the Company recorded depreciation expense of $12,199,148 and $11,085,230, respectively. For the years ended December 31, 2021 and 2020, the Company incurred $58,581,466 and $19,381,440 of capitalized project development costs, respectively. During October 2021, the Company placed its Center for Excellence into service and transferred $32,938,554 from project development costs into property and equipment.

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

Included in project development costs are film development costs of $464,000 and $0 as of December 31, 2021 and 2020, respectively.

Note 4: Notes Payable, net

Notes payable, net consisted of the following at December 31, 2021:

	Gross	Discount	Net	Interest Rate	Maturity Date (including effect of March 1, 2022 transactions)
TIF loan	$9,451,000	$(1,611,476)	$7,839,524	5.20%	7/31/2048
Preferred equity loan	3,600,000	-	3,600,000	7.00%	Various
City of Canton Loan	3,500,000	(6,509)	3,493,491	5.00%	7/1/2027
New Market/SCF	2,999,989	-	2,999,989	4.00%	12/30/2024
Constellation EME	5,227,639	-	5,227,639	6.05%	12/31/2022
JKP Capital loan	6,953,831	-	6,953,831	12.00%	3/31/2024
MKG DoubleTree Loan	15,300,000	(83,939)	15,216,061	5.00%	9/13/2023
Convertible PIPE Notes	24,059,749	(11,168,630)	12,891,119	10.00%	3/31/2025
Canton Cooperative Agreement	2,670,000	(174,843)	2,495,157	3.85%	5/15/2040
Aquarian Mortgage Loan	7,400,000	(439,418)	6,960,582	10.00%	3/31/2024
Constellation EME #2	4,455,346	-	4,455,346	5.93%	4/30/2026
IRG Note	8,500,000	-	8,500,000	8.00%	3/31/2024
ErieBank Loan	13,353,186	(598,966)	12,754,220	4.50%	6/15/2034
PACE Equity Loan	8,250,966	(277,729)	7,973,237	6.05%	12/31/2046
Total	$115,721,706	$(14,361,510)	$101,360,196

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

During the years ended December 31, 2021 and 2020, the Company recorded amortization of note discounts of $5,160,242 and $10,570,974, respectively. During the years ended December 31, 2021 and 2020, the Company recorded paid-in-kind interest of $2,091,990 and $4,066,691, respectively.

Accrued Interest on Notes Payable

As of December 31, 2021 and 2020, accrued interest on notes payable, were as follows:

	December 31,
	2021	2020
TIF loan	$22,208	$-
Preferred equity loan	203,350	27,125
New Market/SCF	89,682	-
Constellation EME	-	248,832
Paycheck protection plan loan	-	2,706
City of Canton Loan	5,979	4,472
JKP Capital Note	1,251,395	416,836
MKG Doubletree loan	-	67,716
Canton Cooperative Agreement	39,416	20,593
Aquarian Mortgage Loan	-	333,333
ErieBank Loan	26,706	-
PACE Equity Loan	30,824	-
Total	$1,669,560	$1,121,613

The amounts above were included in “accounts payable and accrued expenses” and “other liabilities” on the Company’s consolidated balance sheets, as follows:

	December 31,
	2021	2020
Accounts payable and accrued expenses	$1,669,560	$1,094,488
Other liabilities	-	27,125
	$1,669,560	$1,121,613

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

Since the bond debt service is fixed and determinable, a liability has been recorded as of December 31, 2021 and 2020, representing the present value of the future bond debt service payments. The term of the TIF requires the Company to make installment payments through July 31, 2048. The current imputed interest rate is 5.2%, which runs through July 31, 2028. The imputed interest rate then increases to 6.6% through July 31, 2038 and finally increases to 7.7% through the remainder of the TIF. The Company is required to make payments on the TIF semi-annually in June and December each year.

7.00% Series A Cumulative Redeemable Preferred Stock (Preferred Equity Loan)

On April 1, 2021, the Company received $900,000 in advance of a subscription agreement to purchase shares of 7.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). On August 12, 2021, the Company entered into a subscription agreement with ACC to issue to the Investor 900 shares of Series A Preferred Stock at a price of $1,000 per share for an aggregate purchase price of $900,000.

On September 22, 2021, the Company issued an additional 900 shares of Series A Preferred Stock to the Investor at a price of $1,000 per share for an aggregate purchase price of $900,000.

The Company had 3,600 and 1,800 shares of Series A Preferred Stock outstanding and 52,800 and 52,800 shares of Series A Preferred Stock authorized as of December 31, 2021 and 2020, respectively. The Series A Preferred Stock is required to be redeemed for cash after five years from the date of issuance and is recorded in “Notes payable, net” on the Company’s consolidated balance sheet.

City of Canton Loan

On December 30, 2019, the Company entered into a loan facility with the City of Canton, OH, whereby it may borrow up to $3,500,000. The loan accrues interest at a rate of 0.5% per annum. Upon an event of default, the interest rate will increase to five percent (5%) per annum on the outstanding balance at the time of default. The loan shall mature on July 1, 2027. During the year ended December 31, 2020, the Company borrowed the maximum amount of $3,500,000 on the loan. The Company has the option to extend the loan’s maturity date for three years, to July 1, 2030, if the Company meets certain criteria in terms of the hotel occupancy level and maintaining certain financial ratios.

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

Constellation EME

On December 30, 2019, the Company entered into a loan facility with Constellation NewEnergy, Inc. (“Constellation”) whereby it may borrow up to $9,900,000 (the “Constellation Loan Facility”). The proceeds of the Constellation Loan Facility are to be held in escrow by a custodian to fund future development costs. The proceeds will be released from escrow as development costs are incurred. The Constellation Loan Facility was amended on April 13, 2020 to modify the payment schedule and maturity date, reflecting current project timetables. The maturity date is December 31, 2022 and payments are due in 29 monthly installments totaling $11,075,000, with an effective interest rate of 6.1%. Beginning in August 2020 through December 2020, the monthly installment amount is $55,000, which increases in January 2021 to $450,000 through December 2022. During the year ended December 31, 2020, the Company borrowed the full amount under the Constellation Loan Facility.

The Company also has a sponsorship agreement with Constellation. Refer to Note 6 for additional information.

Paycheck Protection Program Loan

On April 22, 2020, the Company obtained a Paycheck Protection Program Loan (“PPP Loan”) for $390,400. The PPP Loan had a fixed interest rate of 1% and required the Company to make 18 monthly payments beginning on November 22, 2020, with a maturity date of April 22, 2022, subject to debt forgiveness provisions from the Small Business Association. On February 1, 2021, the Company obtained notice from the Small Business Association that the full outstanding amount of the PPP Loan was forgiven. During the year ended December 31, 2021, the Company recognized the forgiveness of the PPP Loan as “Gain on extinguishment of debt” in the Company’s consolidated statement of operations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

JKP Capital Loan

On June 24, 2020, HOF Village and HOFV Hotel II executed a loan evidenced by a promissory note (the “JKP Capital Loan”) in favor of JKP Financial, LLC (“JKP”) for the principal sum of $7,000,000. The JKP Capital Loan bears interest at a rate of 12% per annum and matures on December 2, 2021, on which date all unpaid principal and accrued and unpaid interest is due. The JKP Capital Loan is secured by the membership interests in HOFV Hotel II held by HOF Village.

On March 1, 2022, the Company and JKP agreed, among other things, to extend the maturity date of the JKP Capital Loan to March 31, 2024. See Note 14, Subsequent Events, for more information.

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

On March 1, 2022, the Company and Erie Bank agreed to extend the maturity date of the MKG DoubleTree Loan to September 13, 2023. See Note 14, Subsequent Events, for more information.

Convertible PIPE Notes

On July 1, 2020, concurrently with the closing of the Business Combination, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain funds managed by Magnetar Financial, LLC and other purchasers (together, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) $20,721,293 in aggregate principal of the Company’s 8.00% Convertible Notes due 2025 (the “PIPE Notes”). Interest on PIPE Notes is payable quarterly in either cash or an increase in the principal amount of PIPE Notes (“PIK Interest”). If the Company pays interest as PIK Interest, the interest rate for such payment is 10%, rather than 8%. Pursuant to the terms of the Note Purchase Agreement, the PIPE Notes may be converted into shares of Common Stock at a conversion price equal to $6.90 per share. There are also Note Redemption Warrants that may be issued pursuant to the Note Purchase Agreement upon redemption of the PIPE Notes that will be exercisable for a number of shares of Common Stock to be determined at the time any such warrant is issued. The exercise price per share of Common Stock of any warrant will be equal to the conversion price of the PIPE Notes at the time such warrant is issued pursuant to the Note Purchase Agreement.

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

While the Series 2020C Bonds are outstanding, HOFRE shall pay the special assessment and the service payments semi-annually to the Canton County Treasurer pursuant to and in accordance with the Assessing Ordinance, the TIF Act, and the TIF Ordinance. The service payments shall be in the same amount as the real property taxes that would have been charged and payable against the improvements had the TIF Exemption not been granted. The special assessment payments will be made on January 31st and July 31st over the course of 17 years, commencing on January 31, 2022 with a maturity date of January 31, 2039. For the first eight years, each payment will consist of $188,188 and decrease to $161,567 beginning in 2030.

Aquarian Mortgage Loan

On December 1, 2020, the Company entered into a mortgage loan (the “Aquarian Mortgage Loan”) with Aquarian Credit Funding, LLC (“Aquarian”), as administrative agent and with Investors Heritage Life Insurance Company and Lincoln Benefit Life Company, as lenders, for $40,000,000 of gross proceeds. The Aquarian Mortgage Loan bears interest at 10% per annum. Upon the occurrence and during the continuance of an event of default, Aquarian may, at its option, take such action, without notice or demand, that Aquarian deems advisable to protect and enforce its rights against the Company, including declaring the debt to become immediately due and payable.

On August 30, 2021, the Company and Aquarian amended the terms of the Aquarian Mortgage Loan whereby the Company paid $20 million to Lincoln Benefit Life Company. In accordance with such payment, Lincoln Benefit Life Company was removed as a lender and the aggregate principal of the Aquarian Mortgage Loan was reduced to $20 million as of September 30, 2021. The Company and Aquarian also agreed to extend the maturity date of the Aquarian Mortgage Loan to March 31, 2022.

On December 15, 2021, the Company repaid approximately $13 million of the Aquarian Mortgage Loan.

On March 1, 2022, CH Capital Lending, LLC, an affiliate of our director Stuart Lichter (“CH Capital Lending”), purchased the Aquarian Mortgage Loan from Aquarian, and the Company and CH Capital Lending agreed, among other things, to extend the due date of the Aquarian Mortgage Loan to March 31, 2024. See Note 14, Subsequent Events, for more information.

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

IRG Note

On November 23, 2021, the Company, and IRG entered into a promissory note (the “IRG Note”) pursuant to which IRG made a loan to the Company in the aggregate amount of $8,500,000 (the “Loan Amount”). Interest will accrue on the outstanding balance of the Note at a rate of 8% per annum, compounded monthly. The Company will pay interest to IRG under the Note on the first day of each month, in arrears. The Note has a maturity date of June 30, 2022.

On March 1, 2022, IRG assigned 50% of the IRG Note to IRG, LLC and 50% of the IRG Note to JKP. Also on March 1, 2022, the Company, IRG, and JKP agreed, among other things to extend the maturity date of the split IRG Note to March 31, 2024. See Note 14, Subsequent Events, for more information.

ErieBank Loan

On December 15, 2021, HOF Village Center For Excellence, LLC (“CFE”), a wholly-owned subsidiary of the Company, as borrower, entered into a loan agreement with ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (“ErieBank”), pursuant to which the Company may borrow up to $22,040,000 (the “ErieBank Loan”). The maturity date is June 15, 2034, provided CFE has a right to extend the maturity date for an additional six months to December 15, 2034, subject to certain conditions. Through December 31, 2021, the Company has borrowed $13,353,186 under the ErieBank Loan.

For the period from disbursement until June 15, 2024 or, if CFE elects and qualifies for an extension option, up to and including December 15, 2024, CFE is obligated to make interest only monthly payments at a rate equal to the sum of 1.00% plus the prime commercial rate with a floor of 4.50% per annum. Beginning July 2024, or, if CFE elects and qualifies for an extension option, beginning January 2025, CFE shall make monthly principal plus interest payments based upon an assumed 25-year amortization schedule, with the entire outstanding principal balance plus accrued but unpaid interest due and payable on the maturity date at a rate, depending on a debt service coverage ratio test, equal to the five-year rate as published by the Federal Home Loan Bank of Pittsburgh plus 2.65% - 3.00% per annum, with a floor of 3.75% - 4.25%.

The ErieBank Loan is collateralized by the Constellation Center for Excellence.

PACE Equity Loan

On December 15, 2021, CFE entered into the Energy Project Cooperative Agreement (the “Cooperative Agreement”) among the City of Canton, Ohio (the “City”), the Canton Regional Energy Special Improvement District, Inc., CFE and PACE EQUITY LLC (“PACE”). Pursuant to (A) the Cooperative Agreement and (B) a Resolution of the City Council of the City approving the Petition for Special Assessments for Special Energy Improvement Projects submitted by CFE and Newco to the City, together with the Canton Regional Energy Special Improvement District Project Plan Supplement to Plan for Constellation Center for Excellence project a portion of the costs of certain energy components of the Project shall be paid for with funds from Project advances under the Cooperative Agreement. PACE made available a Project advance in the amount of $8,250,966, of which $7,500,000.00 was used to pay down the Aquarian Mortgage Loan.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Naming Rights Securitization Loan

On November 9, 2017, the Company, through a subsidiary, JCIHOFV Financing, LLC, entered into a secured loan with a financial institution for $22,800,000, collateralized by the entire payment stream of the Johnson Controls Naming Rights Agreement, dated November 17, 2016 (see Note 6). Monthly payments include principal and interest at 4% per annum with the remaining principal balance due on March 31, 2021. During the year ended December 31, 2021 the loan was repaid in full.

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

SCF Subordinated Note

On June 22, 2020, the Company entered into a loan facility with Stark Community Foundation (the “SCF Subordinated Note”) for $1,000,000. The SCF Subordinated Note has a fixed interest rate of 5% per annum, has a PIK interest provision that was payable semi-annually in arrears on each July 22 and January 22 commencing July 22, 2020, and with a maturity date of June 22, 2023. On July 1, 2020, the SCF Subordinated Note was exchanged for PIPE Notes, described in greater detail above, under “Convertible PIPE Notes”.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of December 31, 2021 are as follows:

For the years ending December 31,	Amount
2022	44,614,079
2023	1,589,801
2024	4,753,428
2025	29,823,490
2026	1,397,073
Thereafter	33,543,835
Total Gross Principal Payments	$115,721,706

Less: Discount	(14,361,510)

Total Net Principal Payments	$101,360,196

The table above does not reflect the result of any refinancing of debt subsequent to December 31, 2021.

The Company has various debt covenants that require certain financial information to be met. If the Company does not meet the requirements of the debt covenants, the Company will be responsible for paying the full outstanding amount of the note immediately. As of December 31, 2021, the Company was in compliance with all relevant debt covenants.

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

Series B Preferred Stock Designation

On May 13, 2021, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware to establish preferences, limitations, and relative rights of the 7.00% Series B Preferred Stock (as defined below). The number of authorized shares of Series B Preferred Stock is 15,200.

7.00% Series B Convertible Preferred Stock

The Company had 15,200 and 0 shares of 7.00% Series B Convertible Preferred Stock (“Series B Preferred Stock”) outstanding and 15,200 and 0 shares authorized as of December 31, 2021 and 2020, respectively. On the third anniversary of the date on which shares of Series B Preferred Stock are first issued (the “Automatic Conversion Date”), each share of Series B Preferred Stock, except to the extent previously converted pursuant to an Optional Conversion (as defined below), shall automatically be converted into shares of Common Stock (the “Automatic Conversion”). At any time following the date on which shares of Series B Preferred Stock are first issued, and from time to time prior to the Automatic Conversion Date, each holder of Series B Preferred Stock shall have the right, but not the obligation, to elect to convert all or any portion of such holder’s shares of Series B Preferred Stock into shares of Common Stock, on terms similar to the Automatic Conversion (any such conversion, an “Optional Conversion”). The 7.00% Series B Convertible Preferred Stock accrues dividends at a rate of 7% per annum, whether or not declared. Of the 7.00% dividends, 4% is paid regularly, while 3% is paid at the Automatic Conversion Date.

2020 Omnibus Incentive Plan

On July 1, 2020, in connection with the closing of the Business Combination, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately upon the closing of the Business Combination. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 1,812,727 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by four million the number of shares of the Company’s Common Stock, par value $0.0001 per share, that will be available for issuance under the 2020 Omnibus Incentive Plan, resulting in a maximum of 5,812,727 shares that can be issued under the amended 2020 Omnibus Inventive Plan. The amendment to the 2020 Omnibus Incentive Plan was previously approved by the Board of Directors of the Company, and the amended 2020 Omnibus Incentive Plan became effective on June 2, 2021. As of December 31, 2021, 2,500,347 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Equity Distribution Agreement

On September 30, 2021, the Company entered into an Equity Distribution Agreement with Wedbush Securities Inc. and Maxim Group LLC with respect to an at-the-market offering program under which the Company may, from time to time, offer and sell shares of the Company’s Common Stock having an aggregate offering price of up to $50 million. From October 1 through December 31, 2021, approximately 1.7 million shares were sold resulting in net proceeds to the Company totaling approximately $3.5 million. The remaining availability under the Equity Distribution Agreement as of December 31, 2021 was approximately $46.5 million.

Issuance of Restricted Stock Awards

During the year ended December 31, 2021, the Company granted 66,451 shares of the Company’s restricted stock (“RSAs”) to its directors in lieu of their cash fee. The shares vest immediately on the date of grant.

During the year ended December 31, 2020, the Company granted 715,929 shares of the Company’s RSAs to the Company’s Chief Executive Officer under the 2020 Omnibus Incentive Plan. The shares will vest at three separate dates, 238,643 on July 2, 2020, 238,643 on July 2, 2021, and fully vest on July 2, 2022 with a final installment of 238,643. In connection with vesting of 238,643 shares on July 2, 2020, the Company withheld 106,840 shares for tax withholding.

The Company’s activity in restricted Common Stock was as follows for the year ended December 31, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2021	477,286	$9.30
Granted	66,451	$3.98
Vested	(305,094)	$8.41
Non–vested at December 31, 2021	238,643	$9.31

For the years ended December 31, 2021 and 2020, stock-based compensation related to restricted stock awards was $2,436,091 and $3,327,280, respectively. Of the employee and director stock-based compensation expense for the year ended December 31, 2020, $2,218,187 is included as a component of “business combination costs” on the Company’s condensed consolidated statement of operations. As of December 31, 2021, unamortized stock-based compensation costs related to restricted share arrangements were $1,109,093 and will be recognized over a weighted average period of 0.5 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Units

During the year ended December 31, 2021, the Company granted an aggregate of 1,734,197 Restricted Stock Units (“RSUs”) to its employees and directors. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which was a range of $1.98 to $5.29 for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

During the year ended December 31, 2020, the Company granted an aggregate of 1,676,447 RSUs to its employees and directors. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which was a range of $1.30 to $4.67 for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

The Company’s activity in RSUs was as follows for the year ended December 31, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2021	1,499,933	$2.49
Granted	1,734,197	$2.00
Vested	(1,000,477)	$2.04
Forfeited	(26,316)	$1.98
Non–vested at December 31, 2021	2,207,337	$2.34

For the years ended December 31, 2021 and 2020, the Company recorded $3,074,043 and $1,003,255, respectively, in employee and director stock-based compensation expense, respectively. Employee and director stock-based compensation expense is a component of “Property operating expenses” in the consolidated statement of operations. As of December 31, 2021, unamortized stock-based compensation costs related to restricted stock units were $3,559,537 and will be recognized over a weighted average period of 1.3 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Warrants

The Company’s warrant activity was as follows for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2021	55,303,832	$5.92	4.73
Granted	2,483,660	$6.90
Exercised	(16,775,143)	$1.40
Outstanding – December 31, 2021	41,012,349	$7.82	3.59	$1,655,659
Exercisable – December 31, 2021	41,012,349	$7.82	3.59	$1,655,659

During the year ended December 31, 2021, warrants to purchase 16,775,143 shares of Common Stock were exercised with an exercise price of $1.40 per share. These exercises resulted in cash proceeds to the Company of $23,485,200 and the settlement of the Company’s warrant liability of $53,518,942.

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

Note 6: Sponsorship Revenue and Associated Commitments

Johnson Controls, Inc.

On July 2, 2020, the Company entered into an Amended and Restated Sponsorship and Naming Rights Agreement (the “Amended Sponsorship Agreement”) among Newco, PFHOF and Johnson Controls, Inc. (“JCI” or “Johnson Controls”), that amended and restated the Sponsorship and Naming Rights Agreement, dated as of November 17, 2016 (the “Original Sponsorship Agreement”). Among other things, the Amended Sponsorship Agreement: (i) reduced the total amount of fees payable to Newco during the term of the Amended Sponsorship Agreement from $135 million to $99 million; (ii) restricted the activation proceeds from rolling over from year to year with a maximum amount of activation proceeds in one agreement year to be $750,000; and (iii) renamed the “Johnson Controls Hall of Fame Village” to “Hall of Fame Village powered by Johnson Controls”. This is a prospective change, which the Company reflected beginning in the third quarter of 2020.

Additionally, Johnson Controls has a right to terminate the Naming Rights Agreement if (i) the Company does not provide evidence to Johnson Controls by October 31, 2021, subject to day-for-day extension due to force majeure, that the Company has secured sufficient debt and equity financing to complete Phase II, subject to a notice and cure period, (ii) Phase II is not open for business by January 2, 2024 or (iii) HOF Village is in default beyond applicable notice and cure periods under certain agreements, such as the Technology as a Service Agreement (the “TAAS Agreement”), any loan document evidencing or securing any construction loan with respect to the Hall of Fame Village powered by Johnson Controls and any agreement with its general contractor with respect to the construction of the Hall of Fame Village powered by Johnson Controls, among others.

As of December 31, 2021, scheduled future cash to be received under the agreement is as follows:

	Unrestricted	Activation	Total
2022	$4,000,000	$750,000	$4,750,000
2023	4,000,000	750,000	4,750,000
2024	4,250,000	750,000	5,000,000
2025	4,250,000	750,000	5,000,000
Thereafter	39,781,251	6,750,000	46,531,251

Total	$56,281,251	$9,750,000	$66,031,251

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Amended Sponsorship Agreement. During the years ended December 31, 2021 and 2020, the Company recognized $4,497,864 and $4,742,111 of net sponsorship revenue related to this deal, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Sponsorship Revenue and Associated Commitments (continued)

First Data Merchant Services LLC

In December 2018, the Company and PFHOF entered into an 8-year licensing agreement with First Data Merchant Services LLC (“First Data”) and Santander Bank. As of December 31, 2021, scheduled future cash to be received under the agreement is as follows:

Year ending December 31,

2022	$150,000
2023	150,000
2024	150,000
2025	150,000
2026	150,000

Total	$750,000

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the years ended December 31, 2021 and 2020, the Company recognized $148,575 and $148,982 of net sponsorship revenue related to this deal, respectively.

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

The Constellation Sponsorship Agreement provides certain rights to Constellation and its employees to benefit from the relationship with the Company from discounted pricing, marketing efforts, and other benefits as detailed in the agreement. The Constellation Sponsorship Agreement also requires Constellation to pay sponsorship income and to provide activation fee funds. Activation fee funds are to be used in the year received and do not roll forward for future years as unspent funds. The amounts are due by March 31 of the year to which they apply, which is represented in the chart below.

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

As of December 31, 2021, scheduled future cash to be received and required activation spend under the Constellation Sponsorship Agreement are as follows:

	Unrestricted	Activation	Total
2022	$1,396,000	$200,000	$1,596,000
2023	1,423,220	200,000	1,623,220
2024	1,257,265	166,000	1,423,265
2025	1,257,265	166,000	1,423,265
Thereafter	5,029,057	664,000	5,693,057

Total	$10,362,807	$1,396,000	$11,758,807

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Constellation Sponsorship Agreement. During the years ended December 31, 2021 and 2020, the Company recognized $1,172,724 and $1,244,655, respectively, of net sponsorship revenue related to this deal.

Other Sponsorship Agreements

The Company maintains other sponsorship agreements of varying size ranging from one to five years in duration.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Other Commitments (continued)

Project and Ground Leases

Three wholly owned subsidiaries of the Company have leases with the Stark County Port Authority to lease project improvements and ground leased property at the Tom Benson Hall of Fame Stadium, youth fields, and parking areas. On November 25, 2020, the Company entered into an amendment to its Stark County Port Authority lease, whereby the lease term was extended from January 31, 2056 to September 30, 2114. The future minimum lease commitments under non-cancellable operating leases described below reflect the amendment that was entered into on November 25, 2020, excluding the amounts yet to be paid from escrow for the FOC noted above, as follows:

Year ending December 31:

2022	$321,900
2023	321,900
2024	321,900
2025	321,900
2026	321,900
Thereafter	40,998,900

Total	$42,608,400

Rent expense relating to operating leases totaled $505,935 and $418,862 for the years ended December 31, 2021 and 2020, respectively, and is recorded as a component of “Property operating expenses” on the Company’s consolidated statement of operations.

Lessor Commitments

As of December 31, 2021, the Company’s Constellation Center for Excellence was partially leased, including leases by certain of the Company’s subsidiaries. The future minimum lease commitments under leases, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:

2022	$26,965
2023	163,666
2024	163,666
2025	137,833
2026	132,666
Thereafter	787,117

Total	$1,411,914

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Other Commitments (continued)

SMG Management Agreement

On September 1, 2019, the Company entered into a Service Agreement with SMG to manage the Tom Benson Hall of Fame Stadium operations. Under that agreement, the Company incurs an annual management fee of $200,000. Management fee expense for the years ended December 31, 2021 and 2020 was $200,000 and $200,000, respectively, which is included in “Property operating expenses” on the Company’s consolidated statements of operations. The agreement term was to end on December 31, 2022. On November 2, 2021, the Company and SMG agreed to terminate the Service Agreement. In connection with the termination, the Company paid $76,730 to SMG.

ASM Global Booking Services Agreement

On November 2, 2021, the Company and ASM Global entered into a new booking services agreement, whereby ASM Global will bring concerts, festivals, and other special events to the Tom Benson Hall of Fame Stadium. ASM Global will receive a portion of all ticket sales for events booked, along with reimbursement of direct expenses.

Employment Agreements

The Company has employment agreements with many of its key executive officers that usually have terms between one and three years.

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. In consideration of the services performed by Crestline, the Company agreed to the greater of: 2% of gross revenues or $10,000 per month in base management fees and other operating expenses. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024. For the years ended December 31, 2021 and 2020, the Company paid and incurred $120,000 and $73,225 in management fees, respectively.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Other Commitments (continued)

TAAS Agreement

On October 9, 2020, Newco, entered into a Technology as a Service Agreement (the “TAAS Agreement”) with JCI. Pursuant to the TAAS Agreement, JCI will provide certain services related to the construction and development of the Hall of Fame Village powered by JCI (the “Project”), including, but not limited to, (i) design assist consulting, equipment sales and turn-key installation services in respect of specified systems to be constructed as part of Phase 2 and Phase 3 of the Project and (ii) maintenance and lifecycle services in respect of certain systems constructed as part of Phase 1, and to be constructed as part of Phase 2 and Phase 3, of the Project. Under the terms of the TAAS Agreement, Newco has agreed to pay JCI up to an aggregate of approximately $217 million for services rendered by JCI over the term of the TAAS Agreement. As of December 31, 2021 and 2020, approximately $199 million and $210 million, respectively, was remaining under the TAAS Agreement.

Other Liabilities

Other liabilities consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Activation fund reserves	$3,537,347	$3,780,343
Deferred sponsorship revenue	203,278	530,126
Total	$3,740,625	$4,310,469

Note 8: Contingencies

During the normal course of its business, the Company is subject to occasional legal proceedings and claims. The Company does not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition, or cash flows.

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Due to IRG Member	$1,041,847	$1,456,521
Due to IRG Affiliate	116,900	140,180
Due to PFHOF	660,208	126,855
Total	$1,818,955	$1,723,556

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

For the years ended December 31, 2021 and 2020, costs incurred under these arrangements were $0 and $1,360,944, respectively, which were included in “Project development costs” on the condensed consolidated balance sheets.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Related-Party Transactions (continued)

Due to Affiliates (continued)

The amounts due to the IRG Member above are for development fees, human resources support, and the Company’s engagement with them to identify and obtain naming rights sponsorships and other entitlement partners for the Company. The Company and IRG Member have an arrangement whereby the Company pays IRG Member $15,000 per month plus commissions. For the years ended December 31, 2021 and 2020, the Company incurred $180,000 and $120,000, respectively under this arrangement.

The due to related party amounts in the table above are non-interest bearing advances from an affiliate of IRG Member due on demand. The Company is currently in discussions with this affiliate to establish repayment terms of these advances. However, there could be no assurance that the Company and IRG Member will come to terms acceptable to both parties.

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

Media License Agreement

On November 11, 2019, the Company entered into a Media License Agreement with PFHOF. On July 1, 2020, the Company entered into an Amended and Restated Media License Agreement that terminates on December 31, 2034. In consideration of a license to use certain intellectual property of PFHOF, the Company agreed to pay PFHOF minimum guaranteed license fees of $1,250,000 each year during the term. After the first five years of the agreement, the minimum guarantee shall increase by 3% on a year-over-year basis. The first annual minimum payment was due July 1, 2021, which was not paid by December 31, 2021. The Company and PFHOF are currently in the process of renegotiating this agreement.

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

Note 10: Concentrations

For the year ended December 31, 2021, two customers represented approximately 75% and 19% of the Company’s sponsorship revenue. For the year ended December 31, 2020, two customers represented approximately 74% and 19% of the Company’s sponsorship revenue.

As of December 31, 2021, one customer represented approximately 88% of the Company’s sponsorship accounts receivable. As of December 31, 2020, two customers represented approximately 60% and 40% of the Company’s sponsorship accounts receivable.

At any point in time, the Company can have funds in their operating accounts and restricted cash accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation insurance limits. While the Company monitors the cash balances in their operating accounts, these cash and restricted cash balances could be impacted if the underlying financial institutions fail or other adverse conditions in the financial markets occurs.

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

Note 12: Income Taxes

Significant components of deferred tax assets were as follows:

	As of December 31,
	2021	2020
U.S. federal tax loss carry–forward	$12,785,012	$4,143,828
U.S. local tax loss carry–forward	1,204,422	389,717
Equity based compensation-RSUs	1,122,020	416,157
Property and equipment	(1,251,926)	(1,741,690)
Prepaid rent	(998,606)	(1,040,888)
Total deferred tax assets	12,860,922	2,167,124
Less: valuation allowance	(12,860,922)	(2,167,124)
Net deferred tax asset	$—	$—

As of December 31, 2021, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$60,881,008	Indefinite
U.S. local net operating loss carry–forwards	60,983,412	2026

As of December 31, 2020, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$19,732,513	Indefinite
U.S. local net operating loss carry–forwards	19,732,513	2025

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Income Taxes (continued)

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. As of December 31, 2021, the Company has note performed a review of its changes in ownership under Section 382 of the Internal Revenue Code. However, as the Company’s net operating losses have a full valuation allowance, any limitations are expected to be immaterial. For the years ended December 31, 2021 and 2020, the valuation allowance increased by $10,693,798 and $2,167,124, respectively.

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Years Ended December 31,
	2021	2020
Expected Federal Tax	(21.0)%	(21.0)%
Local Tax (Net of Federal Benefit)	(2.0)	(2.0)
Business Combination Expenses	(0.3)	22.0
Non-controlling interest	(0.1)	-
Paycheck Protection Program Loan Forgiveness	(0.1)	-
Note Extinguishment	-	4.3
Deferred Tax Liabilities Resulting from Business Combination	-	13.2
Change in fair value of warrant liabilities	11.9	(27.1)
Other permanent differences	-	1.0
Change in valuation allowance	11.6	9.6
Effective rate of income tax	-%	-%

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

Note 13: Employee Benefit Plans

The Company has a defined contribution plan (the “Defined Contribution Plan”) whereby employer contributions are discretionary and determined annually. In addition, the Defined Contribution Plan allows participants to make elective deferral contributions through payroll deductions, of which the Company will match a portion of those contributions. During the years ended December 31, 2021 and 2020, the Company expensed matching contributions of $178,621 and $67,817, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Subsequent Events

Amendment Number 6 to Term Loan

On March 1, 2022, CH Capital Lending, LLC, which is an affiliate of the Company’s director Stuart Lichter (“CH Capital Lending”), purchased and acquired, the Company’s $7.4 million Aquarian Loan, as amended.

On March 1, 2022, immediately after CH Capital Lending became the lender and administrative agent under the Aquarian Loan, the maturity date of the Term Loan was extended to March 31, 2024. Also under the amendment, the Term Loan was made convertible into shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at a conversion price of $1.50, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment. Certain current and historical fees and expenses were added to the principal amount of the Aquarian Loan. The interest rate was increased from 10% to 12%. Of such 12% per annum interest: (i) 8% per annum shall be payable monthly and (ii) 4% per annum shall accumulate and be payable on the maturity date.

As part of the consideration for the amendment: (i) the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”): (A) 330,000 shares of Common Stock to CH Capital Lending, and (B) a Series E warrant to purchase 1,000,000 shares of Common Stock to CH Capital Lending, (ii) the Company shall, subject to approval of its board of directors, create a series of preferred stock, to be known as 7.00% Series C Convertible Preferred Stock (“Series C Preferred Stock”), and, upon the request of CH Capital Lending, exchange each share of the Company’s Series B Convertible Preferred Stock, that is held by CH Capital Lending for one share of Series C Preferred Stock, and (iii) the Company and CH Capital Lending amended and restated the Series C Warrants and Series D Warrants that the Company issued to CH Capital Lending.

The Series E Warrants have an exercise price of $1.50 per share, subject to adjustment. The exercise price is subject to a weighted-average antidilution adjustment. The Series E Warrants may be exercised from and after March 1, 2023, subject to certain terms and conditions set forth in the Series E Warrants. Unexercised Series E Warrants will expire on March 1, 2027. The Series E Warrants shall be cancelled without any further action on the part of the Company or the holder, in the event that the Company repays in full on or before March 1, 2023, the Aquarian Loan.

Amended and Restated Series C Warrants

The Amended and Restated Series C Warrants extend the term of the Series C Warrants to March 1, 2027. The exercise price of $1.40 per share doesn’t change, but the amendments subject the exercise price to a weighted-average antidilution adjustment. The amendments also remove certain provisions regarding fundamental transactions.

Amended and Restated Series D Warrants issue to CH Capital Lending

The Amended and Restated Series D Warrants issued to CH Capital Lending extend the term of such Series D Warrants to March 1, 2027. The exercise price of $6.90 per share doesn’t change, but the amendments subject the exercise price to a weighted-average antidilution adjustment.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Subsequent Events (continued)

First Amended and Restated Promissory Note with IRG, LLC

On March 1, 2022, the Company amended the IRG Note (the “Amended Assigned IRG Note”). The Amended Assigned IRG Note extended the maturity to March 31, 2024. Under the Amended Assigned IRG Note, the principal and accrued interest are convertible into shares of Common Stock at a conversion price of $1.50, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment.

As part of the consideration for the Amended Assigned IRG Note, the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act: (i) 125,000 shares of Common Stock to IRG, LLC, and (ii) a Series E Warrant to purchase 500,000 shares of Common Stock to IRG, LLC.

The Series E Warrants shall be cancelled without any further action on the part of the Company or the holder, in the event that the Company repays in full, on or before March 1, 2023, the Amended Assigned IRG Note.

First Amended and Restated Promissory Note with JKP Financial, LLC

On March 1, 2022, the Company entered into a First Amended and Restated Promissory Note with JKP Financial, LLC, which amends and restates the JKP Split Note (the “Amended Assigned JKP Note”). The Amended Assigned JKP Note extended the maturity to March 31, 2024. Under the Amended Assigned JKP Note, the principal and accrued interest are convertible into shares of Common Stock at a conversion price of $1.09, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment. The principal amount of the Amended Assigned JKP Note is $4,273,543.

As part of the consideration for the Amended Assigned JKP Note, the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act: (i) 125,000 shares of Common Stock to JKP Financial, LLC, and (ii) a Series F Warrant to purchase 500,000 shares of Common Stock to JKP Financial, LLC.

The Series F Warrants have an exercise price of $1.09 per share, subject to adjustment. The exercise price is subject to a weighted-average antidilution adjustment. The Series F Note Warrants may be exercised from and after March 1, 2022, subject to certain terms and conditions set forth in the Series F Warrants. Unexercised Series F Warrants will expire on March 1, 2027.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Subsequent Events (continued)

Second Amendment to JKP Promissory Note

On March 1, 2022, the Company amended the JKP Capital Loan. The Second Amendment to JKP Capital Loan (i) revises the outstanding principal balance of the JKP Capital Loan to include interest thereunder that has accrued and has not been paid as of March 1, 2022, and (ii) extends the maturity of the JKP Capital Loan to March 31, 2024. The Second Amendment to JKP Capital Loan amends the JKP Capital Loan to be convertible into shares of Common Stock at a conversion price of $1.09, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment.

As part of the consideration for the Second Amendment to JKP Capital Loan, the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act: (i) 280,000 shares of Common Stock to JKP Financial, LLC, and (ii) a Series F Warrant to purchase 1,000,000 shares of Common Stock to JKP Financial, LLC.

Letter Agreement

On March 1, 2022, the Company entered into a letter agreement with Stuart Lichter (the “Letter Agreement”). Under the Letter Agreement, when Mr. Lichter provides a guaranty for a new loan up to $4 million, the Company will issue to Mr. Lichter in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act, (i) 125,000 shares of Common Stock, and (ii) a Series G Warrant to purchase 125,000 shares of Common Stock. The exercise price of the Series G Warrants will be set in connection with the closing of the loan. The exercise price of the Series G Warrants is subject to a weighted-average antidilution adjustment.

MKG DoubleTree Loan Extension

On March 1, 2022, HOF Village Hotel II, LLC, a subsidiary of the Company, entered into an Amendment to the MKG DoubleTree Loan with Stuart Lichter, as guarantor, and ErieBank, which extended the maturity to September 13, 2023.

ATM Proceeds

From January 1 through March 14, 2022, the Company sold 8,984,968 shares of Common Stock under its at-the-market offering vehicle, raising net proceeds of approximately $10.3 million.

Employment Agreement

On February 14, 2022, the Company and its subsidiary HOF Village Newco, LLC entered into an employment agreement with Mr. Benjamin Lee, effective March 21, 2022. Under the terms of the employment agreement, Mr. Lee serves as the Chief Financial Officer of the Company. The employment agreement terminates on the third anniversary of the effective date, unless earlier terminated; however, the term will automatically renew for successive 12-month periods unless either party provides 90 days’ written notice of non-renewal. Under the terms of the Employment Agreement, Mr. Lee will receive an annual base salary of $350,000, subject to periodic review and increase. Additionally, Mr. Lee is eligible to receive an annual bonus targeted at 40% of his annual base salary based on the Company’s achievement of commercially-reasonable key performance indicators determined by the Company.