Form 10-Q
period 2022-03-31
Hall of Fame Resort & Entertainment Co
filed 2022-05-10
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☐   No ☒

As of May 9, 2022, there were 112,617,250 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash	$5,945,746	$10,282,983
Restricted cash	6,807,490	7,105,057
Accounts receivable, net	2,318,443	2,367,225
Prepaid expenses and other assets	5,256,400	8,350,604
Property and equipment, net	179,510,752	180,460,562
Right of use asset	7,696,583	-
Project development costs	145,575,940	128,721,480
Total assets	$353,111,354	$337,287,911

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$103,734,084	$101,360,196
Accounts payable and accrued expenses	14,795,895	12,120,891
Due to affiliate	2,745,561	1,818,955
Warrant liability	5,583,000	13,669,000
Lease liability	3,321,511	-
Other liabilities	5,363,825	3,740,625
Total liabilities	135,543,876	132,709,667

Commitments and contingencies (Note 6, 7, and 8)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,932,200 shares authorized; no shares issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 200 and 15,200 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively; liquidation preference of $211,511 as of March 31, 2022	-	2
Series C convertible preferred stock, $0.0001 par value; 15,000 shares designated; 15,000 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively; liquidation preference of $15,370,000 as of March 31, 2022	2	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 111,722,856 and 97,563,841 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	11,172	9,756
Additional paid-in capital	326,294,378	305,117,091
Accumulated deficit	(108,063,936)	(99,951,839)
Total equity attributable to HOFRE	218,241,616	205,175,010
Non-controlling interest	(674,138)	(596,766)
Total equity	217,567,478	204,578,244
Total liabilities and stockholders’ equity	$353,111,354	$337,287,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Sponsorships, net of activation costs	$819,290	$1,475,436
Event, rents and cost recoveries	337,393	43,545
Hotel revenues	949,841	396,338
Total revenues	2,106,524	1,915,319

Operating expenses
Operating expenses	7,526,699	6,008,999
Hotel operating expenses	1,153,112	766,165
Commission expense	139,910	166,667
Depreciation expense	3,242,285	2,920,937
Total operating expenses	12,062,006	9,862,768

Loss from operations	(9,955,482)	(7,947,449)

Other income (expense)
Interest expense, net	(1,213,541)	(955,308)
Amortization of discount on note payable	(1,355,974)	(1,234,114)
Change in fair value of warrant liability	4,750,000	(116,351,000)
(Loss) gain on extinguishment of debt	(148,472)	390,400
Total other expense	2,032,013	(118,150,022)

Net loss	$(7,923,469)	$(126,097,471)

Series B preferred stock dividends	(266,000)	-
Income (loss) attributable to non-controlling interest	77,372	(49,711)

Net loss attributable to HOFRE stockholders	$(8,112,097)	$(126,147,182)

Net loss per share, basic and diluted	$(0.08)	$(1.67)

Weighted average shares outstanding, basic and diluted	104,309,413	75,350,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(unaudited)

	Series B Convertible Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Equity Attributable to HOFRE	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Stockholders	Interest	Equity
Balance as of January 1, 2022	15,200	$2	-	$-	97,563,841	$9,756	$305,117,091	$(99,951,839)	$205,175,010	$(596,766)	$204,578,244

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,287,695	-	1,287,695	-	1,287,695
Stock-based compensation - common stock awards	-	-	-	-	25,000	3	28,497	-	28,500	-	28,500
Issuance of restricted stock awards	-	-	-	-	152,971	15	(15)	-	-	-	-
Vesting of restricted stock units	-	-	-	-	539,058	54	(54)	-	-	-	-
Sale of shares under ATM	-	-	-	-	12,581,986	1,258	14,233,674	-	14,234,932	-	14,234,932
Shares issued in connection with amendment of notes payable	-	-	-	-	860,000	86	802,975	-	803,061	-	803,061
Warrants issued in connection with amendment of notes payable	-	-	-	-	-	-	1,088,515	-	1,088,515	-	1,088,515
Modification of Series C and Series D warrants	-	-	-	-	-	-	3,736,000	-	3,736,000	-	3,736,000
Series B preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Exchange of Series B preferred stock for Series C preferred stock	(15,000)	(2)	15,000	2	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(7,846,097)	(7,846,097)	(77,372)	(7,923,469)

Balance as of March 31, 2022	200	$-	15,000	$2	111,722,856	$11,172	$326,294,378	$(108,063,936)	$218,241,616	$(674,138)	$217,567,478

Balance as of January 1, 2021	-	$-	-	$-	64,091,266	$6,410	$172,112,688	$(6,840,871)	$165,278,227	$(196,506)	$165,081,721

Stock-based compensation on restricted stock units	-	-	-	-	-	-	1,386,543	-	1,386,543	-	1,386,543
February 12, 2021 Capital Raise, net of offering costs	-	-	-	-	12,244,897	1,224	27,560,774	-	27,561,998	-	27,561,998
February 18, 2021 Overallotment, net of offering costs	-	-	-	-	1,836,734	184	4,184,814	-	4,184,998	-	4,184,998
Exercise of Warrants	-	-	-	-	16,005,411	1,601	73,570,976	-	73,572,577	-	73,572,577
Net (loss) income	-	-	-	-	-	-	-	(126,147,182)	(126,147,182)	49,711	(126,097,471)

Balance as of March 31, 2021	-	$-	-	$-	94,178,308	$9,419	$278,815,795	$(132,988,053)	$145,837,161	$(146,795)	$145,690,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(7,923,469)	$(126,097,471)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	3,242,285	2,920,937
Amortization of note discounts	1,355,974	1,234,114
Interest paid in kind	718,294	380,860
Loss (gain) on extinguishment of debt	148,472	(390,400)
Change in fair value of warrant liability	(4,750,000)	116,351,000
Stock-based compensation expense	1,316,195	1,386,543
Amortization of right of use asset	128,976	-
Changes in operating assets and liabilities:
Accounts receivable	48,782	588,311
Prepaid expenses and other assets	451,139	(1,503,762)
Accounts payable and accrued expenses	4,588,788	(2,554,866)
Payments on operating leases	(157,549)	-
Due to affiliates	1,776,606	199,312
Other liabilities	1,623,200	(375,357)
Net cash provided by (used in) operating activities	2,567,693	(7,860,779)

Cash Flows From Investing Activities
Additions to project development costs and property and equipment	(19,739,267)	(16,656,538)
Net cash used in investing activities	(19,739,267)	(16,656,538)

Cash Flows From Financing Activities
Proceeds from notes payable	1,817,603	5,100,000
Repayments of notes payable	(1,508,437)	(2,777,154)
Payment of financing costs	(153,901)	(15,000)
Proceeds from equity raises	-	31,746,996
Proceeds from exercise of warrants	-	18,957,562
Payment of Series B preferred stock dividends	(150,000)	-
Proceeds from sale of common stock under ATM	12,531,505	-
Net cash provided by financing activities	12,536,770	53,012,404

Net (decrease) increase in cash and restricted cash	(4,634,804)	28,495,087
Cash and restricted cash, beginning of year	17,388,040	40,053,461
Cash and restricted cash, end of period	$12,753,236	$68,548,548

Cash	$5,945,746	$50,320,435
Restricted Cash	6,807,490	18,228,113
Total cash and restricted cash	$12,753,236	$68,548,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,961,644	$955,308
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$592,232	$6,595,625
Settlement of warrant liability	$-	$51,165,000
Amendment of Series C warrant liability for equity classification	$3,336,000	$-
Amendment of Series C and D warrants	$400,000	$-
Amounts due from exercise of warrants from transfer agent included in prepaid expenses and other assets	$-	$3,450,015
Initial value of right of use asset upon adoption of ASC 842	$7,741,955	$-
Accrued Series B preferred stock dividends	$116,000	$-
ATM proceeds receivable	$1,703,427	$-
Shares issued in connection with amendment of notes payable	$803,061	$-
Warrants issued in connection with amendment of notes payable	$1,088,515	$-
Amounts due to affiliate exchanged for notes payable	$850,000	$-

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

The Company is a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, the Company owns the Hall of Fame Village powered by Johnson Controls, a multi-use sports, entertainment, and media destination centered around the PFHOF’s campus. The Company is pursuing a differentiation strategy across three pillars, including destination-based assets, HOF Village Media Group, LLC (“Hall of Fame Village Media”), and gaming (including the fantasy football league in which the Company acquired a majority stake in 2020). The Company is located in the only tourism development district in the state of Ohio.

The Company has entered into several agreements with PFHOF, an affiliate of the Company, and certain government entities, which outline the rights and obligations of each of the parties with regard to the property on which the Hall of Fame Village powered by Johnson Controls sits, portions of which are owned by the Company and portions of which are net leased to the Company by government and quasi-governmental entities (see Note 7 for additional information). Under these agreements, the PFHOF and the lessor entities are entitled to use portions of the Hall of Fame Village powered by Johnson Controls on a direct-cost basis.

COVID-19

Since 2020, the world has been impacted by the novel coronavirus (“COVID-19”) pandemic. COVID-19 and measures to prevent its spread impacted the Company’s business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and Sports Complex, which also negatively impacts the Company’s ability to sell sponsorships. Also, the Company opened its newly renovated DoubleTree by Hilton in Canton in November 2020, but the occupancy rate has been negatively impacted by the pandemic. Further, the COVID-19 pandemic has caused a number of supply chain disruptions, which negatively impacts the Company’s ability to obtain the materials needed to complete construction as well as increases in the costs of materials and labor. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 as well as individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization and Nature of Business (continued)

Liquidity

The Company has sustained recurring losses and negative cash flows from operations through March 31, 2022. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of March 31, 2022, the Company had approximately $6 million of unrestricted cash and cash equivalents and $7 million of restricted cash.

On March 1, 2022, the Company and ErieBank agreed to extend the MKG DoubleTree Loan (as defined in Note 4) in principal amount of $15,300,000 to September 13, 2023. See Note 4, Notes Payable, for more information on this transaction.

On March 1, 2022, the Company executed a series of transactions with Industrial Realty Group, LLC, a Nevada limited liability company that is controlled by the Company’s director Stuart Lichter (“IRG”) and its affiliates and JKP Financial LLC (“JKP”), whereby IRG and its affiliates and JKP extended certain of the Company’s debt in aggregate principal amount of $22,853,831 to March 31, 2024. See Note 4, Notes Payable, for more information on this transaction.

The Company believes that, as a result of the Company’s demonstrated historical ability to finance and refinance debt, the transactions described above and its current ongoing negotiations, it will have sufficient cash and future financing to meet its funding requirements over the next twelve months. Notwithstanding, the Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021, filed on March 14, 2022. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2022.

Consolidation

The unaudited condensed consolidated financial statements include the accounts and activity of the Company and its wholly owned subsidiaries. Investments in a variable interest entity in which the Company is not the primary beneficiary, or where the Company does not own a majority interest but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. All intercompany profits, transactions, and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions for the Company relate to bad debt, depreciation, costs capitalized to project development costs, useful lives of assets, stock-based compensation, and fair value of financial instruments (including the fair value of the Company’s warrant liability). Management adjusts such estimates when facts and circumstances dictate. Actual results could differ from those estimates.

Warrant Liability

The Company accounts for warrants for shares of the Company’s Common Stock that are not indexed to its own stock as liabilities at fair value on the balance sheet under U.S. GAAP. Such warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such Common Stock warrants. At that time, the portion of the warrant liability related to such Common Stock warrants will be reclassified to additional paid-in capital.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Property and Equipment and Project Development Costs

Property and equipment are recorded at historical cost and depreciated using the straight-line method over the estimated useful lives of the assets. During the construction period, the Company capitalizes all costs related to the development of the Hall of Fame Village powered by Johnson Controls. Project development costs include predevelopment costs, amortization of finance costs, real estate taxes, insurance, and other project costs incurred during the period of development. The capitalization of costs began during the preconstruction period, which the Company defines as activities that are necessary to the development of the project. The Company ceases cost capitalization when a portion of the project is held available for occupancy and placed into service. This usually occurs upon substantial completion of all costs necessary to bring a portion of the project to the condition needed for its intended use, but no later than one year from the completion of major construction activity. The Company will continue to capitalize only those costs associated with the portion still under construction. Capitalization will also cease if activities necessary for the development of the project have been suspended. As of March 31, 2022, the second two phases of the project remained subject to such capitalization.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents at March 31, 2022 and December 31, 2021, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances at March 31, 2022 and December 31, 2021 were $6,807,490 and $7,105,057, respectively.

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

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2022 and December 31, 2021, the Company recorded an allowance for doubtful accounts of $937,500 and $0, respectively.

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized to additions in project development costs during the construction period over the term of the related loans, without regard for any extension options until the project or portion thereof is considered substantially complete. Upon substantial completion of the project or portion thereof, such costs are amortized as interest expense over the term of the related loan. Any unamortized costs are shown as an offset to “Notes Payable, net” on the accompanying condensed consolidated balance sheet.

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

The Company generates revenues from various streams such as sponsorship agreements, rents, cost recoveries, events, hotel operation, Hall of Fantasy League, and through the sale of non-fungible tokens. The sponsorship arrangements, in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time, recognize revenue on a straight-line basis over the time period specified in the contract. The excess of amounts contractually due over the amounts of sponsorship revenue recognized are included in other liabilities on the accompanying condensed consolidated balance sheets. Contractually due but unpaid sponsorship revenue are included in accounts receivable on the accompanying condensed consolidated balance sheet. Refer to Note 6 for more details. Revenue for rents, cost recoveries, and events are recognized at the time the respective event or service has been performed. Rental revenue for long term leases is recorded on a straight-line basis over the term of the lease beginning on the commencement date.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2022 and December 31, 2021, no liability for unrecognized tax benefits was required to be reported.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three months ended March 31, 2022 and 2021. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2018 through 2021 remain subject to examination.

Advertising

The Company expenses all advertising and marketing costs as they are incurred and records them as “property operating expenses” on the Company’s condensed consolidated statements of operations. Total advertising and marketing costs for the three months ended March 31, 2022 and 2021 were $25,090 and $275,858, respectively.

Software Development Costs

The Company recognizes all costs incurred to establish technological feasibility of a computer software product to be sold, leased, or otherwise marketed as research and development costs. Prior to the point of reaching technological feasibility, all costs shall be expensed when incurred. Once the development of the product establishes technological feasibility, the Company will begin capitalizing these costs. Management exercises its judgement in determining when technological feasibility is established based on when a product design and working model have been completed and the completeness of the working model and its consistency with the product design have been confirmed through testing.

Film and Media Costs

The Company capitalizes all costs to develop films and related media as an asset, included in “project development costs” on the Company’s condensed consolidated balance sheet. The costs for each film or media will be expensed over the expected release period.

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

The Company uses Levels 1 and 3 of the fair value hierarchy to measure the fair value of its warrant liabilities. The Company revalues such liabilities at every reporting period and recognizes gains or losses on the change in fair value of the warrant liabilities as “change in fair value of warrant liabilities” in the condensed consolidated statements of operations.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of March 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2022	December 31, 2021
Warrant liabilities – Public Series A Warrants	1	$3,988,000	$4,617,000
Warrant liabilities – Private Series A Warrants	3	70,000	110,000
Warrant liabilities – Series B Warrants	3	1,525,000	2,416,000
Warrant liabilities – Series C Warrants	3	-	6,526,000
Fair value of aggregate warrant liabilities		$5,583,000	$13,669,000

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

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Series C Warrants	Total Warrant Liability
Fair value as of December 31, 2021	$4,617,000	$110,000	$2,416,000	$6,526,000	$13,669,000

Amendment of warrants to equity classification	-	-	-	(3,336,000)	(3,336,000)
Change in fair value, amended warrants	-	-	-	(3,190,000)	(3,190,000)
Change in fair value, outstanding	(629,000)	(40,000)	(891,000)	-	(1,560,000)

Fair value as of March 31, 2022	$3,988,000	$70,000	$1,525,000	$-	$5,583,000

On March 1, 2022, the Company and CH Capital Lending LLC, which is an affiliate of the Company’s director, Stuart Lichter, amended the Series C Warrants. The Amended and Restated Series C Warrants extend the term of the Series C Warrants to March 1, 2027. The exercise price of $1.40 per share was not modified, but the amendments subject the exercise price to a weighted-average antidilution adjustment. The amendments also remove certain provisions that previously caused the Series C Warrants to be accounted for as a liability.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Subsequent measurement (continued)

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of March 31, 2022 and 2021 are as follows:

	March 31, 2022		March 1, 2022	December 31, 2021
	Private Series A Warrants	Series B Warrants	Series C Warrants	Private Series A Warrants	Series B Warrants	Series C Warrants
Term (years)	3.3	3.6	3.8	3.5	3.9	4.0
Stock price	$1.11	$1.11	$1.01	$1.52	$1.52	$1.52
Exercise price	$11.50	$1.40	$1.40	$11.50	$1.40	$1.40
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	57.05%	56.1%	54.7%	50.6%	50.6%	50.6%
Risk free interest rate	2.5%	2.5%	1.5%	1.3%	1.3%	1.3%
Number of shares	2,103,573	3,760,570	10,036,925	2,103,573	3,760,570	10,036,925
Value (per share)	$0.03	$0.41	$0.33	$0.05	$0.64	$0.65

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

At March 31, 2022 and 2021, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Three Months Ended March 31,
	2022	2021
Warrants to purchase shares of Common Stock	44,012,349	39,298,421
Unvested restricted stock awards	238,643	477,286
Unvested restricted stock units to be settled in shares of Common Stock	2,811,965	3,171,454
Shares of Common Stock issuable upon conversion of convertible notes	23,707,011	-
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	65,359	-
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	10,000,000	-
Total potentially dilutive securities	80,835,327	42,947,161

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as modified by subsequently issued ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20, and 2019-01 (collectively “ASU 2016-02”). ASU 2016-02 requires recognition of right-of-use assets and lease liabilities on the balance sheet. In June 2020, FASB issued ASU 2020-05, further extending the effective date by one year making it effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. Most prominent among the changes in ASU 2016-02 is the lessees’ recognition of a right-of-use asset and a lease liability for operating leases. The right-of-use asset and lease liability are initially measured based on the present value of committed lease payments. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Expenses related to operating leases are recognized on a straight-line basis, while those related to financing leases are recognized under a front-loaded approach in which interest expense and amortization of the right-of-use asset are presented separately in the statement of operations. Similarly, lessors are required to classify leases as sales-type, finance, or operating with classification affecting the pattern of income recognition. As the Company is an emerging growth company and following private company deadlines, the Company implemented this ASU beginning on January 1, 2022. Classification for both lessees and lessors is based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. ASU 2016-02 also requires qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which requires an entity (a lessee or lessor) to provide transition disclosures under Topic 250 upon adoption of Topic 842. In February 2020, the FASB issued ASU 2020-02, Financial Instruments – Credit Losses (Topic 326): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases. The ASU adds and amends SEC paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard. This new standard is effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022. Upon the adoption of ASC 842 on January 1, 2022, the Company recognized a right of use asset of approximately $7.7 million and corresponding lease liability of approximately $3.4 million. The initial recognition of the ROU asset included the reclassification of approximately $4.4 million of prepaid rent as of January 1, 2022. See Note 11 for additional disclosure regarding the Company’s right of use assets and lease liabilities.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, which is fiscal 2023 for us, with early adoption permitted. The Company adopted this ASU on January 1, 2022, which did not have a significant impact on the Company’s financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU No. 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU No. 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-converted” method for calculating diluted earnings per share. The required use of the “if-converted” method will not impact the Company’s diluted earnings per share as long as the Company is in a net loss position. The guidance in ASU No. 2020-06 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2021, for public business entities. Early adoption is permitted, but no earlier than annual reporting periods beginning after December 15, 2020, including interim periods within those annual reporting periods. The Company early adopted this guidance for the fiscal year beginning January 1, 2022, and did so on a modified retrospective basis, without requiring any adjustments.

Subsequent Events

Subsequent events have been evaluated through May 10, 2022, the date the condensed consolidated financial statements were issued. Except for as disclosed in Notes 1, 2, 4, and 12, no other events have been identified requiring disclosure or recording.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3: Property and Equipment

Property and equipment consists of the following:

	Useful Life	March 31, 2022	December 31, 2021
Land		$4,186,090	$4,186,090
Land improvements	25 years	31,194,623	31,194,623
Building and improvements	15 to 39 years	194,040,818	192,384,530
Equipment	5 to 10 years	2,975,081	2,338,894
Property and equipment, gross		232,396,612	230,104,137

Less: accumulated depreciation		(52,885,860)	(49,643,575)
Property and equipment, net		$179,510,752	$180,460,562

Project development costs		$145,575,940	$128,721,480

For the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense of $3,242,285 and $2,920,937, respectively. For the three months ended March 31, 2022 and 2021, the Company incurred $16,905,966 and $8,218,308 of capitalized project development costs, respectively.

Included in project development costs are film development costs of $464,000 and $464,000 as of March 31, 2022 and December 31, 2021, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net

Notes payable, net consisted of the following at March 31, 2022:

	Gross	Discount	Net	Interest Rate	Maturity Date
TIF loan	$9,451,000	$(1,597,797)	$7,853,203	5.20%	7/31/2048
Preferred equity loan	3,600,000	-	3,600,000	7.00%	Various
City of Canton Loan	3,500,000	(6,218)	3,493,782	5.00%	7/1/2027
New Market/SCF	2,999,989	-	2,999,989	4.00%	12/30/2024
Constellation EME	3,942,132	-	3,942,132	6.05%	12/31/2022
JKP Capital loan	8,478,784	(685,935)	7,792,849	12.00%	3/31/2024
MKG DoubleTree Loan	15,300,000	(8,522)	15,291,478	5.00%	9/13/2023
Convertible PIPE Notes	24,666,269	(10,432,905)	14,233,364	10.00%	3/31/2025
Canton Cooperative Agreement	2,670,000	(173,220)	2,496,780	3.85%	5/15/2040
CH Capital Loan	8,375,665	(965,082)	7,410,583	12.00%	3/31/2024
Constellation EME #2	4,232,416	-	4,232,416	5.93%	4/30/2026
IRG Split Note	4,273,543	(381,450)	3,892,093	8.00%	3/31/2024
JKP Split Note	4,273,543	(330,888)	3,942,655	8.00%	3/31/2024
ErieBank Loan	15,170,790	(588,515)	14,582,275	4.50%	6/15/2034
PACE Equity Loan	8,250,966	(280,481)	7,970,485	6.05%	12/31/2046
Total	$119,185,097	$(15,451,013)	$103,734,084

Notes payable, net consisted of the following at December 31, 2021:

	Gross	Discount	Net
TIF loan	$9,451,000	$(1,611,476)	$7,839,524
Preferred equity loan	3,600,000	-	3,600,000
City of Canton Loan	3,500,000	(6,509)	3,493,491
New Market/SCF	2,999,989	-	2,999,989
Constellation EME	5,227,639	-	5,227,639
JKP Capital loan	6,953,831	-	6,953,831
MKG DoubleTree Loan	15,300,000	(83,939)	15,216,061
Convertible PIPE Notes	24,059,749	(11,168,630)	12,891,119
Canton Cooperative Agreement	2,670,000	(174,843)	2,495,157
Aquarian Mortgage Loan	7,400,000	(439,418)	6,960,582
Constellation EME #2	4,455,346	-	4,455,346
IRG Note	8,500,000	-	8,500,000
ErieBank Loan	13,353,186	(598,966)	12,754,220
PACE Equity Loan	8,250,966	(277,729)	7,973,237
Total	$115,721,706	$(14,361,510)	$101,360,196

During the three months ended March 31, 2022 and 2021, the Company recorded amortization of note discounts of $1,355,974 and $1,234,114, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded paid-in-kind interest of $718,294 and $380,860, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Accrued Interest on Notes Payable

As of March 31, 2022 and December 31, 2021, accrued interest on notes payable, were as follows:

	March 31, 2022	December 31, 2021
TIF loan	$150,547	$22,208
Preferred equity loan	266,350	203,350
New Market/SCF	-	89,682
Constellation EME	7,229	-
City of Canton Loan	1,533	5,979
JKP Capital Note	-	1,251,395
Canton Cooperative Agreement	69,520	39,416
CH Capital Loan	27,826	-
IRG Split Note	28,490	-
JKP Split Note	28,490	-
ErieBank Loan	31,910	26,706
PACE Equity Loan	157,533	30,824
Total	$769,428	$1,669,560

The amounts above were included in “accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

For more information on the notes payable above, please see Note 4 of the Company’s Annual Report on Form 10-K, as filed on March 10, 2022.

JKP Capital Loan

On June 24, 2020, HOF Village and HOFV Hotel II executed a loan evidenced by a promissory note (the “JKP Capital Loan”) in favor of JKP Financial, LLC (“JKP”) for the principal sum of $7,000,000. The JKP Capital Loan bears interest at a rate of 12% per annum and matured on December 2, 2021, on which date all unpaid principal and accrued and unpaid interest is due. The JKP Capital Loan is secured by the membership interests in HOFV Hotel II held by HOF Village.

On March 1, 2022, the Company amended the JKP Capital Loan. The Second Amendment to JKP Capital Loan (i) revises the outstanding principal balance of the JKP Capital Loan to include interest that has accrued and has not been paid as of March 1, 2022, and (ii) extends the maturity of the JKP Capital Loan to March 31, 2024. The Second Amendment to JKP Capital Loan amends the JKP Capital Loan to be convertible into shares of Common Stock at a conversion price of $1.09 per share, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment.

As part of the consideration for the Second Amendment to JKP Capital Loan, the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act: (i) 280,000 shares of Common Stock to JKP Financial, LLC, and (ii) a Series F Warrant to purchase 1,000,000 shares of Common Stock to JKP Financial, LLC.

The Company accounted for this transaction as an extinguishment, given that a substantive conversion feature was added to the JKP Capital Loan. The Company recorded the relative fair value of the shares of Common Stock and Series F Warrants as a discount against the JKP Capital Loan. The following assumptions were used to calculate the fair value of Series F Warrants:

Term (years)	5.0
Stock price	$1.01
Exercise price	$1.09
Dividend yield	0.0%
Expected volatility	51.2%
Risk free interest rate	1.6%
Number of shares	1,000,000

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

On March 1, 2022, HOF Village Hotel II, LLC, a subsidiary of the Company, entered into an Amendment to the MKG DoubleTree Loan with the Company’s director, Stuart Lichter, as guarantor, and ErieBank, which extended the maturity to September 13, 2023. The Company accounted for this amendment as a modification, and expensed approximately $38,000 in loan modification costs.

CH Capital Loan (formerly known as Aquarian Mortgage Loan)

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

CH Capital Loan (formerly known as Aquarian Mortgage Loan) (continued)

On March 1, 2022, immediately after CH Capital Lending became the lender and administrative agent under the Aquarian Loan, the maturity date of the Term Loan was extended to March 31, 2024. Also under the amendment, the Term Loan was made convertible into shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at a conversion price of $1.50 per share, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment. Certain current and historical fees and expenses were added to the principal amount of the Aquarian Loan so that the new principal amount is $8,347,839. The interest rate was increased from 10% to 12%. Of such 12% per annum interest: (i) 8% per annum shall be payable monthly and (ii) 4% per annum shall accumulate and be payable on the maturity date.

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

The Company accounted for this transaction as an extinguishment, given that a substantive conversion feature was added to the CH Capital Loan. The Company recorded the relative fair value of the shares of Common Stock and Series E Warrants as a discount against the CH Capital Loan. The following assumptions were used to calculate the fair value of Series E Warrants:

Term (years)	5.0
Stock price	$1.01
Exercise price	$1.50
Dividend yield	0.0%
Expected volatility	51.2%
Risk free interest rate	1.6%
Number of shares	1,000,000

IRG Note

On November 23, 2021, the Company, and Industrial Realty Group, LLC (“Industrial Realty Group”) entered into a promissory note (the “IRG Note”) pursuant to which IRG made a loan to the Company in the aggregate amount of $8,500,000 (the “Loan Amount”). Interest will accrue on the outstanding balance of the Note at a rate of 8% per annum, compounded monthly. The Company will pay interest to Industrial Realty Group under the Note on the first day of each month, in arrears. The Note has a maturity date of June 30, 2022.

On March 1, 2022, pursuant to an Assignment of Promissory Note, dated March 1, 2022, Industrial Realty Group assigned (a) a one-half (½) interest in the Original Note to IRG, LLC (the “IRG Split Note”) and (b) a one-half (½) interest in the Original Note to JKP Financial, LLC (the “JKP Split Note”). See “IRG Split Note” and “JKP Split Note”, below.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

IRG Split Note

On March 1, 2022, the Company amended the IRG Note (the “IRG Split Note”). The IRG Split Note extended the maturity to March 31, 2024. Under the IRG Split Note, the principal and accrued interest are convertible into shares of Common Stock at a conversion price of $1.50 per share, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment. The principal amount of the IRG Split Note is $4,273,543.

As part of the consideration for the IRG Split Note, the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act: (i) 125,000 shares of Common Stock to IRG, LLC, and (ii) a Series E Warrant to purchase 500,000 shares of Common Stock to IRG, LLC.

The Series E Warrants shall be cancelled without any further action on the part of the Company or the holder, in the event that the Company repays in full, on or before March 1, 2023, the IRG Split Note.

The Company accounted for this transaction as an extinguishment, given that a substantive conversion feature was added to the IRG Split Note. The Company recorded the relative fair value of the shares of Common Stock and Series E Warrants as a discount against the JKP Capital Loan. The following assumptions were used to calculate the fair value of Series E Warrants:

Term (years)	5.0
Stock price	$1.01
Exercise price	$1.50
Dividend yield	0.0%
Expected volatility	51.2%
Risk free interest rate	1.6%
Number of shares	500,000

JKP Split Note

On March 1, 2022, the Company entered into a First Amended and Restated Promissory Note with JKP Financial, LLC, which amends and restates the JKP Split Note (the “JKP Split Note”). The JKP Split Note extended the maturity to March 31, 2024. Under the JKP Split Note, the principal and accrued interest are convertible into shares of Common Stock at a conversion price of $1.09 per share, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment. The principal amount of the JKP Split Note is $4,273,543.

As part of the consideration for the JKP Split Note, the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act: (i) 125,000 shares of Common Stock to JKP Financial, LLC, and (ii) a Series F Warrant to purchase 500,000 shares of Common Stock to JKP Financial, LLC.

The Series F Warrants have an exercise price of $1.09 per share, subject to adjustment. The exercise price is subject to a weighted-average antidilution adjustment. The Series F Note Warrants may be exercised from and after March 1, 2022, subject to certain terms and conditions set forth in the Series F Warrants. Unexercised Series F Warrants will expire on March 1, 2027.

The Company accounted for this transaction as an extinguishment, given that a substantive conversion feature was added to the JKP Split Note. The Company recorded the relative fair value of the shares of Common Stock and Series F Warrants as a discount against the JKP Split Note. The following assumptions were used to calculate the fair value of Series F Warrants:

Term (years)	5.0
Stock price	$1.01
Exercise price	$1.09
Dividend yield	0.0%
Expected volatility	51.2%
Risk free interest rate	1.6%
Number of shares	500,000

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of March 31, 2022 are as follows:

For the years ending December 31,	Amount
2022 (nine months)	$4,951,811
2023	16,889,801
2024	30,154,964
2025	30,430,010
2026	1,397,073
Thereafter	35,361,438
Total Gross Principal Payments	$119,185,097

Less: Discount	(15,051,013)

Total Net Principal Payments	$104,134,084

The Company has various debt covenants that require certain financial information to be met. If the Company does not meet the requirements of the debt covenants, the Company will be responsible for paying the full outstanding amount of the note immediately. As of March 31, 2022, the Company was in compliance with all relevant debt covenants.

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

7.00% Series B Convertible Preferred Stock

The Company had 200 and 15,200 shares of 7.00% Series B Convertible Preferred Stock (“Series B Preferred Stock”) outstanding and 15,200 and 15,200 shares authorized as of March 31, 2022 and December 31, 2021, respectively. On the third anniversary of the date on which shares of Series B Preferred Stock are first issued (the “Automatic Conversion Date”), each share of Series B Preferred Stock, except to the extent previously converted pursuant to an Optional Conversion (as defined below), shall automatically be converted into shares of Common Stock (the “Automatic Conversion”). At any time following the date on which shares of Series B Preferred Stock are first issued, and from time to time prior to the Automatic Conversion Date, each holder of Series B Preferred Stock shall have the right, but not the obligation, to elect to convert all or any portion of such holder’s shares of Series B Preferred Stock into shares of Common Stock, on terms similar to the Automatic Conversion (any such conversion, an “Optional Conversion”).

7.00% Series C Convertible Preferred Stock

On March 28, 2022, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware to establish preferences, limitations, and relative rights of the 7.00% Series C Convertible Preferred Stock, par value $0.0001 per share (“Series C Preferred Stock”). The number of authorized shares of Series C Preferred Stock is 15,000.

On March 28, 2022, in accordance with the previously announced Amendment Number 6 to Term Loan Agreement by and among the Company and CH Capital Lending, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with CH Capital Lending, pursuant to which the Company exchanged in a private placement (the “Private Placement”) each share of the Company’s Series B Convertible Preferred Stock, that is held by CH Capital Lending for one share of the Company’s Series C Preferred Stock, resulting in the issuance of 15,000 shares of Series C Preferred Stock to CH Capital Lending. The Series C Preferred Stock is convertible into shares of the Company’s common stock. The shares of Series B Preferred Stock exchanged, and the Series C Preferred Stock acquired, have an aggregate liquidation preference of $15 million plus any accrued but unpaid dividends to the date of payment.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

2020 Omnibus Incentive Plan

On July 1, 2020, in connection with the closing of the Business Combination, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately upon the closing of the Business Combination. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 1,812,727 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by four million the number of shares of the Company’s Common Stock, par value $0.0001 per share, that will be available for issuance under the 2020 Omnibus Incentive Plan, resulting in a maximum of 5,812,727 shares that can be issued under the amended 2020 Omnibus Inventive Plan. The amendment to the 2020 Omnibus Incentive Plan was previously approved by the Board of Directors of the Company, and the amended 2020 Omnibus Incentive Plan became effective on June 2, 2021. As of March 31, 2022, 2,129,559 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Equity Distribution Agreement

On September 30, 2021, the Company entered into an Equity Distribution Agreement with Wedbush Securities Inc. and Maxim Group LLC with respect to an at-the-market offering program under which the Company may, from time to time, offer and sell shares of the Company’s Common Stock having an aggregate offering price of up to $50 million. From January 1 through March 31, 2022, approximately 12.6 million shares were sold resulting in net proceeds to the Company totaling approximately $14.2 million. The remaining availability under the Equity Distribution Agreement as of March 31, 2022 was approximately $31.9 million.

Issuance of Restricted Stock Awards

The Company’s activity in restricted Common Stock was as follows for the three months ended March 31, 2022:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2022	238,643	$9.31
Granted	152,971	$1.21
Vested	(152,971)	$1.21
Non–vested at March 31, 2022	238,643	$9.31

For the three months ended March 31, 2022 and 2021, stock-based compensation related to restricted stock awards was $732,757 and $554,547, respectively. As of March 31, 2022, unamortized stock-based compensation costs related to restricted share arrangements were $565,486 and will be recognized over a weighted average period of 0.25 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Units

During the three months ended March 31, 2022, the Company granted an aggregate of 1,412,378 Restricted Stock Units (“RSUs”) to its employees and directors, of which 522,541 were granted under the 2020 Omnibus Incentive Plan and 889,837 were granted as inducement awards. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which was a range of $0.81 to $1.16 for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

The Company’s activity in RSUs was as follows for the three months ended March 31, 2022:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2022	2,207,337	$2.34
Granted	1,412,378	$1.06
Vested	(539,058)	$2.00
Forfeited	(268,692)	$2.26
Non–vested at March 31, 2022	2,811,965	$1.75

For the three months ended March 31, 2022 and 2021, the Company recorded $502,412 and $831,996, respectively, in employee and director stock-based compensation expense, respectively. Employee and director stock-based compensation expense is a component of “Operating expenses” in the condensed consolidated statement of operations. As of March 31, 2022, unamortized stock-based compensation costs related to restricted stock units were $4,194,052 and will be recognized over a weighted average period of 1.3 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

Warrants

The Company’s warrant activity was as follows for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2022	41,012,349	$7.82	3.59
Granted	3,000,000	$1.30
Outstanding – March 31, 2022	44,012,349	$7.38	3.61	$20,000
Exercisable – March 31, 2022	42,512,349	$7.59	3.56	$20,000

Amended and Restated Series C Warrants

On March 1, 2022, in connection with the amendment to the IRG Split Note (as described in Note 4), the Company amended its Series C Warrants to extend the term of the Series C Warrants to March 1, 2027. The exercise price of $1.40 per share remains unchanged, but the amendments subject the exercise price to a weighted-average antidilution adjustment. The amendments also remove certain provisions regarding fundamental transactions, which subsequently allowed the Series C Warrants to be derecognized as a liability and classified as equity.

The Company accounted for this modification as a cost of the IRG Split Note, whereby the Company calculated the incremental fair value of the Series C Warrants and recorded them as a discount against the IRG Split Note. The following assumptions were used to calculate the fair value of Series C Warrants immediately before and after modification:

	Original Series C Warrants	Modified Series C Warrants
Term (years)	3.8	5.0
Stock price	$1.01	$1.01
Exercise price	$1.40	$1.40
Dividend yield	0.0%	0.0%
Expected volatility	54.7%	50.8%
Risk free interest rate	1.5%	1.5%
Number of shares	10,036,925	10,036,925
Aggregate fair value	$3,336,000	$3,648,000

Amended and Restated Series D Warrants issue to CH Capital Lending

On March 1, 2022, in connection with the amendment to the CH Capital Loan (as described in Note 4), the Company amended the Series D Warrants issued to CH Capital Lending to extend the term of such Series D Warrants to March 1, 2027. The exercise price of $6.90 per share remains unchanged, but the amendments subject the exercise price to a weighted-average antidilution adjustment.

The Company accounted for this modification as a cost of the CH Capital Loan, whereby the Company calculated the incremental fair value of the Series D Warrants and recorded them as a discount against the CH Capital Loan. The following assumptions were used to calculate the fair value of Series D Warrants immediately before and after modification:

	Original Series D Warrants	Modified Series D Warrants
Term (years)	2.3	5.0
Stock price	$1.01	$1.01
Exercise price	$6.90	$6.90
Dividend yield	0.0%	0.0%
Expected volatility	63.5%	50.8%
Risk free interest rate	1.3%	1.6%
Number of shares	2,450,980	2,450,980
Aggregate fair value	$50,000	$138,000

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments

Johnson Controls, Inc.

On July 2, 2020, the Company entered into an Amended and Restated Sponsorship and Naming Rights Agreement (the “Naming Rights Agreement”) among Newco, PFHOF and Johnson Controls, Inc. (“JCI”), that amended and restated the Sponsorship and Naming Rights Agreement, dated as of November 17, 2016 (the “Original Sponsorship Agreement”). Among other things, the Amended Sponsorship Agreement: (i) reduced the total amount of fees payable to Newco during the term of the Amended Sponsorship Agreement from $135 million to $99 million; (ii) restricted the activation proceeds from rolling over from year to year with a maximum amount of activation proceeds in one agreement year to be $750,000; and (iii) renamed the “Johnson Controls Hall of Fame Village” to “Hall of Fame Village powered by Johnson Controls”. This is a prospective change, which the Company reflected beginning in the third quarter of 2020.

JCI has a right to terminate the Naming Rights Agreement if the Company does not provide evidence to JCI by October 31, 2021 that it has secured sufficient debt and equity financing to complete Phase II, or if Phase II is not open for business by January 2, 2024, in each case subject to day-for-day extension due to force majeure and a notice and cure period. In addition, under the Naming Rights Agreement JCI’s obligation to make sponsorship payments to the Company may be suspended commencing on December 31, 2020, if the Company has not provided evidence reasonably satisfactory to JCI on or before December 31, 2020, subject to day-for-day extension due to force majeure, that the Company has secured sufficient debt and equity financing to complete Phase II.

Additionally, on October 9, 2020, Newco, entered into a Technology as a Service Agreement (the “TAAS Agreement”) with JCI. Pursuant to the TAAS Agreement, JCI will provide certain services related to the construction and development of the Hall of Fame Village powered by JCI (the “Project”), including, but not limited to, (i) design assist consulting, equipment sales and turn-key installation services in respect of specified systems to be constructed as part of Phase 2 and Phase 3 of the Project and (ii) maintenance and lifecycle services in respect of certain systems constructed as part of Phase 1, and to be constructed as part of Phase 2 and Phase 3, of the Project. Under the terms of the TAAS Agreement, Newco has agreed to pay JCI up to an aggregate of approximately $217 million for services rendered by JCI over the term of the TAAS Agreement. As of March 31, 2022 and December 31, 2021, approximately $197 million and $199 million, respectively, was remaining under the TAAS Agreement.

As of March 31, 2022, scheduled future cash to be received under the Naming Rights Agreement is as follows:

	Unrestricted	Activation	Total
2022 (nine months)	$4,000,000	$750,000	$4,750,000
2023	4,000,000	750,000	4,750,000
2024	4,250,000	750,000	5,000,000
2025	4,250,000	750,000	5,000,000
Thereafter	39,781,251	6,750,000	46,531,251

Total	$56,281,251	$9,750,000	$66,031,251

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Amended Sponsorship Agreement. During the three months ended March 31, 2021, the Company recognized $1,109,062 of net sponsorship revenue related to the Naming Rights Agreement.

The Company is in dispute with JCI for JCI’s failure to make certain payments in accordance with the Naming Rights Agreement. The Company is currently in discussions with JCI to settle this dispute. However, there can be no assurances that the amounts due will be settled in accordance with the original terms of the Naming Rights Agreement. Therefore, during the three months ended March 31, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of March 31, 2022 in the amount of $937,500. The balances due under the Naming Rights Agreement as of March 31, 2022 and December 31, 2021 amounted to $2,822,917 and $1,885,417, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Fiserv, Inc.

In December 2018, the Company and PFHOF entered into an 8-year licensing agreement with Fiserv, Inc (formerly First Data Merchant Services LLC) and Santander Bank. As of March 31, 2022, scheduled future cash to be received under the agreement is as follows:

Year ending December 31,

2022 (nine months)	$150,000
2023	150,000
2024	150,000
2025	150,000
2026	150,000

Total	$750,000

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended March 31, 2022 and 2021, the Company recognized $36,635 and $36,635 of net sponsorship revenue related to this deal, respectively.

The Cleveland Clinic Foundation

On February 9, 2022, the Company entered into a sponsorship services agreement with the Cleveland Clinic Foundation where the Cleveland Clinic Foundation will be the official healthcare provider of the Company’s stadium and sports complex. As of March 31, 2022, scheduled future cash to be received under the agreement is as follows:

Year ending December 31,

2022 (nine months)	$250,000
2023	250,000
2024	250,000
2025	250,000
2026	250,000

Total	$1,250,000

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended March 31, 2022 and 2021, the Company recognized $17,457 and $0 of net sponsorship revenue related to this deal, respectively.

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

The Company also has a note payable with Constellation. Refer to Note 4 for additional information.

As of March 31, 2022, scheduled future cash to be received and required activation spend under the Constellation Sponsorship Agreement are as follows:

	Unrestricted	Activation	Total
2022 (nine months)	$-	$-	$-
2023	1,423,220	200,000	1,623,220
2024	1,257,265	166,000	1,423,265
2025	1,257,265	166,000	1,423,265
Thereafter	5,029,057	664,000	5,693,057

Total	$8,966,807	$1,196,000	$10,162,807

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Constellation Sponsorship Agreement. During the three months ended March 31, 2022 and 2021, the Company recognized $289,165 and $289,165, respectively, of net sponsorship revenue related to this deal.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

ForeverLawn, Inc.

On January 1, 2022, the Company entered into a 10-year sponsorship agreement with ForeverLawn, Inc. (“ForeverLawn”) expiring on December 31, 2031. ForeverLawn will be the official synthetic turf partner of Hall of Fame Village as well as the naming rights sponsor of the Company’s sports complex. As of March 31, 2022, scheduled future cash to be received under the agreement is as follows:

Year ending December 31,

2022 (nine months)	$320,000
2023	500,000
2024	500,000
2025	500,000
2026	500,000
Thereafter	2,500,000

Total	$4,820,000

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended March 31, 2022 and 2021, the Company recognized $123,220 and $0 of net sponsorship revenue related to this deal, respectively.

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

Lessor Commitments

As of March 31, 2022, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries. The future minimum lease commitments under this lease, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:

2022 (nine months)	$18,083
2023	163,666
2024	163,666
2025	137,833
2026	132,666
Thereafter	795,998

Total	$1,411,912

Employment Agreements

The Company has employment agreements with many of its key executive officers that usually have terms between one and three years.

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. In consideration of the services performed by Crestline, the Company agreed to the greater of: 2% of gross revenues or $10,000 per month in base management fees and other operating expenses. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024. For the three months ended March 31, 2022 and 2021, the Company paid and incurred $30,000 and $30,000 in management fees, respectively.

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

Other Liabilities

Other liabilities consisted of the following at March 31, 2022 and 2021:

	March 31, 2022	December 31, 2021
Activation fund reserves	$3,648,312	$3,537,347
Deferred sponsorship revenue	1,712,930	203,278
Other liabilities	2,583	-
Total	$5,363,825	$3,740,625

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at March 31, 2022 and December 31,2021:

	March 31, 2022	December 31, 2021
Due to IRG Member	$1,768,454	$1,041,847
Due to IRG Affiliate	116,900	116,900
Due to PFHOF	860,207	660,208
Total	$2,745,561	$1,818,955

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Related-Party Transactions (continued)

Media License Agreement

On November 11, 2019, the Company entered into a Media License Agreement with PFHOF. On July 1, 2020, the Company entered into an Amended and Restated Media License Agreement that terminates on December 31, 2034. In consideration of a license to use certain intellectual property of PFHOF, the Company agreed to pay PFHOF minimum guaranteed license fees of $1,250,000 each year during the term. After the first five years of the agreement, the minimum guarantee shall increase by 3% on a year-over-year basis. The first annual minimum payment was due July 1, 2021, which was not paid by December 31, 2021. On April 12, 2022, the Company and PFHOF terminated the Media License Agreement and entered into a new license agreement. See Note 12, Subsequent Events, for more information on this agreement.

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

Note 10: Concentrations

For the three months ended March 31, 2022, two customers represented approximately 35% and 15% of the Company’s sponsorship revenue. For the three months ended March 31, 2021, two customers represented approximately 75% and 20% of the Company’s sponsorship revenue.

As of March 31, 2022, one customer represented approximately 86% of the Company’s sponsorship accounts receivable. As of December 31, 2021, one customer represented approximately 88% of the Company’s sponsorship accounts receivable.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11: ROU Assets and Lease Liabilities

The Company has entered into operating leases as the lessee primarily for ground leases under its stadium, sports complex, and parking facilities. On January 1, 2022 (“Effective Date”), the Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”), which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use (“ROU”) assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach on January 1, 2022. As a result, the consolidated balance sheet as of December 31, 2021 was not restated and is not comparative.

The adoption of ASC 842 resulted in the recognition of operating ROU assets of $7,741,946 and operating lease liabilities of $3,383,807 on the Company’s condensed consolidated balance sheet as of January 1, 2022. The initial recognition of the ROU asset included the reclassification of $4,358,139 of prepaid rent as of January 1, 2022.

The Company elected the package of practical expedients permitted within the standard, which allow an entity to forgo reassessing (i) whether a contract contains a lease, (ii) classification of leases, and (iii) whether capitalized costs associated with a lease meet the definition of initial direct costs. Also, the Company elected the expedient allowing an entity to use hindsight to determine the lease term and impairment of ROU assets and the expedient to allow the Company to not have to separate lease and non-lease components. The Company has also elected the short-term lease accounting policy under which the Company would not recognize a lease liability or ROU asset for any lease that at the commencement date has a lease term of twelve months or less and does not include a purchase option that the Company is more than reasonably certain to exercise.

For contracts entered into on or after the Effective Date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment is based on: (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. Leases entered into prior to January 1, 2022, which were accounted for under ASC 840, were not reassessed for classification.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases, and is subsequently presented at amortized cost using the effective interest method. The Company generally uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The lease term for all of the Company’s leases includes the noncancelable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. All ROU assets are reviewed periodically for impairment.

Lease expense for operating leases consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term. Lease expense for finance leases consists of the amortization of the asset on a straight-line basis over the shorter of the lease term or its useful life and interest expense determined on an amortized cost basis, with the lease payments allocated between a reduction of the lease liability and interest expense.

The Company’s operating leases are comprised primarily of ground leases and equipment leases. Balance sheet information related to our leases is present below (ASC 842 was adopted on January 1, 2022):

	March 31,	December 31,
	2021	2020
Operating leases:
Right-of-use assets	$7,696,583	$–
Lease liability	3,321,511	–
Finance leases:
Right-of-use assets	-	–
Lease liability	-	–

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11: ROU Assets and Lease Liabilities (continued)

Other information related to leases is presented below:

Three Months Ended March 31, 2022
Operating lease cost	$128,976
Other information:
Operating cash flows from operating leases	157,549
Weighted-average remaining lease term – operating leases (in years)	88.2
Weighted-average discount rate – operating leases	10.0%

As of March 31, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending March 31,
2022 (nine months)	$288,336
2023	384,448
2024	378,050
2025	311,900
2026	311,900
Thereafter	41,177,012
Total future minimum lease payments, undiscounted	42,851,646
Less: imputed interest	(39,530,135)
Present value of future minimum lease payments	$3,321,511

Note 12: Subsequent Events

ATM Proceeds

From April 1 through May 10, 2022, the Company sold 850,197 shares of Common Stock under its at-the-market offering vehicle, raising net proceeds of approximately $0.8 million.

Global License Agreement

Effective April 8, 2022, Newco and PFHOF, entered into a Global License Agreement (the “Global License Agreement”). The Global License Agreement consolidates and replaces the First Amended and Restated License Agreement, the Amended and Restated Media License Agreement, and the Branding Agreement the parties had previously entered into. The Global License Agreement sets forth the terms under which PFHOF licenses certain marks and works to Newco and its affiliates to exploit existing PFHOF works and to create new works. The Global License Agreement grants Newco and its affiliates an exclusive right and license to use the PFHOF marks in conjunction with theme-based entertainment and attractions within the City of Canton, Ohio; youth sports programs, subject to certain exclusions; e-gaming and video games; and sports betting. The Global License Agreement also grants Newco and its affiliates a non-exclusive license to use the PFHOF marks and works in other areas of use, with a right of first refusal, subject to specified exclusions. The Global License Agreement acknowledges the existence of agreements in effect between PFHOF and certain third parties that provide for certain restrictions on the rights of PFHOF, which affects the rights that can be granted to Newco and its affiliates. These restrictions include, but are not limited to, such third parties having co-exclusive rights to exploit content based on the PFHOF enshrinement ceremonies and other enshrinement events. The Global License Agreement requires Newco to pay PFHOF an annual license fee of $900,000 in the first contract year, inclusive of calendar years 2021 and 2022; an annual license fee of $600,000 in each of contract years two through six; and an annual license fee of $750,000 per year starting in contract year seven through the end of the initial term. The Global License Agreement also provides for an additional license royalty payment by Newco to PFHOF for certain usage above specified financial thresholds, as well as a commitment to support PFHOF museum attendance through Newco’s and its affiliates’ ticket sales for certain concerts and youth sports tournaments. The Global License Agreement has an initial term through December 31, 2036, subject to automatic renewal for successive five-year terms, unless timely notice of non-renewal is provided by either party.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12: Subsequent Events (continued)

HOF Village CFP Loan

On April 27, 2022, Midwest Lender Fund, LLC, a limited liability company wholly owned by our director Stuart Lichter (“MLF”), loaned $4,000,000 (the “CFP Loan”) to HOF Village Center For Performance, LLC (“HOF Village CFP”). Interest accrues on the outstanding balance of the CFP Loan at 6.5% per annum, compounded monthly. The CFP Loan matures on April 30, 2023 or if HOF Village CFP exercises its extension option, April 30, 2024. The CFP Loan is secured by a mortgage encumbering the Center For Performance.

As part of the consideration for making the Loan, upon approval of stockholders of the Company in accordance with NASDAQ Listing Rule 5635(c), the Company will issue to MLF: (A) 125,000 shares (the “Commitment Fee Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (B) a Series G warrant (the “Series G Warrants”) to purchase 125,000 shares of Common Stock (the “Warrant Shares”). The Company is seeking such stockholder approval in accordance with NASDAQ Listing Rule 5635(c) at its annual stockholder meeting scheduled for June 8, 2022. The exercise price of the Series G Warrants will be $1.50 per share. The Series G Warrants will become exercisable one year after issuance, subject to certain terms and conditions set forth in the Series G Warrants. Unexercised Series G Warrants will expire five years after issuance. The exercise price of the Series G Warrants will be subject to a weighted-average antidilution adjustment.

PACE Financing

On April 28, 2022, the City of Canton, in coordination with the Canton Regional Energy Special Improvement District, approved legislation that will enable the Company to move forward with $3.2 million in Property Assessed Clean Energy (“PACE”) financing in conjunction with the implementation of various energy-efficient improvements at the Center for Performance.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward–looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward–looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022, in addition to other public reports we filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Unless the context otherwise requires, the “Company”, “we,” “our,” “us” and similar terms refer to Hall of Fame Resort & Entertainment Company, a Delaware corporation.

Business Overview

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

Phase I of the Hall of Fame Village powered by Johnson Controls is operational, consisting of the Tom Benson Hall of Fame Stadium, the Sports Complex, and HOF Village Media Group, LLC (“Hall of Fame Village Media” or the “Media Company”). The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the NFL Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. The Sports Complex hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. Hall of Fame Village Media leverages the sport of professional football to produce exclusive programming by licensing the extensive content controlled by the PFHOF as well as new programming assets developed from live events such as youth tournaments, camps and sporting events held at the Sports Complex and the Tom Benson Hall of Fame Stadium.

We are developing new hospitality, attraction and corporate assets surrounding the Pro Football Hall of Fame Museum as part of our Phase II development plan. Phase II plans for future components of the Hall of Fame Village powered by Johnson Controls include two hotels (one on campus and one in downtown Canton that opened in November 2020), the Hall of Fame Indoor Waterpark, the Constellation Center for Excellence (an office building including retail and meeting space, that opened in October 2021), the Center for Performance (a convention center/field house), the Play Action Plaza, and the Hall of Fame Retail Promenade. We are pursuing a differentiation strategy across three pillars, including destination-based assets, the Media Company, and gaming (including the fantasy football league we acquired a majority stake in 2020 and both retail and online sports betting partnerships). Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

Key Components of the Company’s Results of Operations

Revenue

We generate revenues from various streams such as sponsorship agreements, rents, cost recoveries, events, hotel operations, Hall of Fantasy League, and through the sale of non-fungible tokens. The sponsorship arrangements, in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time, recognize revenue on a straight-line basis over the time period specified in the contract. Revenue for rents, cost recoveries, and events are recognized at the time the respective event or service has been performed. Rental revenue for long term leases is recorded on a straight-line basis over the term of the lease beginning on the commencement date.

Our owned hotel revenues primarily consist of hotel room sales, revenue from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales, and other ancillary goods and services (e.g., parking) related to owned hotel properties. Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided.

Operating Expenses

The Company’s operating expenses include property operating expenses, depreciation expense and other operating expenses. These expenses have increased in connection with putting the Company’s first phase into operation and the Company expects these expenses to continue to increase with the Company’s growth.

The Company’s property operating expenses include the costs associated with running its operational entertainment and destination assets such as the Tom Benson Hall of Fame Stadium and the Hall of Fame Village Sports Complex. As more of the Company’s Phase II assets become operational and additional events for top performers and sporting events are held, the Company expects these expenses to continue to increase with the Company’s development.

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

Recent Developments

Dispute Regarding Naming Rights Agreement with Johnson Controls

The Naming Rights Agreement is scheduled to expire on December 31, 2034, but provides termination rights both to (a) HOF Village Newco, LLC, a wholly-owned subsidiary of the Company (“Newco”), and PFHOF, and (b) Johnson Controls, which may be exercised in the event the other party, among other things, breaches any of its covenants and agreements under the Naming Rights Agreement beyond certain notice and cure periods. Additionally, Johnson Controls has a right to terminate the Naming Rights Agreement if (i) we do not provide evidence to Johnson Controls by October 31, 2021, that we have secured sufficient debt and equity financing to complete Phase II, subject to day-for-day extension due to force majeure and a notice and cure period, (ii) Phase II is not open for business by January 2, 2024, subject to day-for-day extension due to force majeure and a notice and cure period or (iii) Newco is in default beyond applicable notice and cure periods under certain agreements, such as the Technology as a Service Agreement with Johnson Controls (the “TAAS Agreement”), among others. There can be no assurance that Phase II will be open for business by January 2, 2024. In addition, under the Naming Rights Agreement, Johnson Controls’ obligation to make sponsorship payments to Newco may be suspended if Newco has not provided evidence reasonably satisfactory to Johnson Controls on or before December 31, 2020, that Newco has secured sufficient debt and equity financing to complete Phase II, subject to day-for-day extension due to force majeure.

The Company is in dispute with Johnson Controls for Johnson Controls’ failure to make certain payments under the Naming Rights Agreement. The Company is currently in discussions with Johnson Controls to settle this dispute. However, there can be no assurances that the amounts due will be settled in accordance with the original terms of the Naming Rights Agreement. Therefore, during the three months ended March 31, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of March 31, 2022 in the amount of $937,500. The balances due under the Naming Rights Agreement as of March 31, 2022 and December 31, 2021 amounted to $2,822,917 and $1,885,417, respectively.

The Company anticipates this dispute will be resolved pursuant to the dispute resolution section of the Naming Rights Agreement, which provides for: (1) thirty (30) days of good faith negotiation to attempt to resolve such dispute, followed by (2) referral of the dispute to an independent facilitator or mediator for non-binding mediation; and (3) if the mediation is unsuccessful within sixty (60) days of the commencement of such non-binding mediation, any party may, by notice to all other parties, then refer the dispute to binding arbitration in the State of Ohio.

In addition to the Naming Rights Agreement, Newco is party to a Technology as a Service Agreement dated October 9, 2020 with Johnson Controls (the “TAAS Agreement”). Pursuant to the TAAS Agreement, Johnson Controls will provide certain services related to the construction and development of the Hall of Fame Village powered by Johnson Controls (the “Project”).

The TAAS Agreement provides that in respect of the Naming Rights Agreement, Johnson Controls and Newco intend, acknowledge and understand that: (i) Newco’s performance under the TAAS Agreement is essential to, and a condition to Johnson Controls’ performance under, the Naming Rights Agreement and (ii) Johnson Controls’ performance under the Naming Rights Agreement is essential to, and a condition to Newco’s performance under, the TAAS Agreement. In the TAAS Agreement, Johnson Controls and Newco represent, warrant and agree that the transactions agreements and obligations contemplated under the TAAS Agreement and the Naming Rights Agreement are intended to be, and shall be, interrelated, integrated and indivisible, together being essential to consummating a single underlying transaction necessary for the Project. The Company anticipates that resolution of the dispute regarding the Naming Rights Agreement will include the TAAS Agreement.

Global License Agreement with PFHOF

Effective April 8, 2022, Newco and PFHOF entered into a Global License Agreement (the “Global License Agreement”). The Global License Agreement consolidates and replaces the First Amended and Restated License Agreement, the Amended and Restated Media License Agreement, and the Branding Agreement the parties had previously entered into. The Global License Agreement sets forth the terms under which PFHOF licenses certain marks and works to Newco and its affiliates to exploit existing PFHOF works and to create new works. The Global License Agreement grants Newco and its affiliates an exclusive right and license to use the PFHOF marks in conjunction with theme-based entertainment and attractions within the City of Canton, Ohio; youth sports programs, subject to certain exclusions; e-gaming and video games; and sports betting. The Global License Agreement also grants Newco and its affiliates a non-exclusive license to use the PFHOF marks and works in other areas of use, with a right of first refusal, subject to specified exclusions. The Global License Agreement acknowledges the existence of agreements in effect between PFHOF and certain third parties that provide for certain restrictions on the rights of PFHOF, which affects the rights that can be granted to Newco and its affiliates. These restrictions include, but are not limited to, such third parties having co-exclusive rights to exploit content based on the PFHOF enshrinement ceremonies and other enshrinement events. The Global License Agreement requires Newco to pay PFHOF an annual license fee of $900,000 in the first contract year, inclusive of calendar years 2021 and 2022; an annual license fee of $600,000 in each of contract years two through six; and an annual license fee of $750,000 per year starting in contract year seven through the end of the initial term. The Global License Agreement also provides for an additional license royalty payment by Newco to PFHOF for certain usage above specified financial thresholds, as well as a commitment to support PFHOF museum attendance through Newco’s and its affiliates’ ticket sales for certain concerts and youth sports tournaments. The Global License Agreement has an initial term through December 31, 2036, subject to automatic renewal for successive five-year terms, unless timely notice of non-renewal is provided by either party.

HOF Village CFP Loan

On April 27, 2022, Midwest Lender Fund, LLC, a limited liability company wholly owned by our director Stuart Lichter (“Lender”), loaned $4,000,000 (the “Loan”) to HOF Village Center For Performance, LLC (“HOF Village CFP”), which Loan is evidenced by a promissory note issued by HOF Village CFP to Lender (the “Note”). Interest accrues on the outstanding balance of the Note at 6.5% per annum, compounded monthly. The Note matures on April 30, 2023 or if HOF Village CFP exercises its extension option, April 30, 2024. The Note is secured by a mortgage encumbering the Center For Performance. Lender made the Loan to HOF Village CFP in accordance with a previously disclosed letter agreement, dated March 1, 2022, between Hall of Fame Resort & Entertainment Company (the “Company”) and Stuart Lichter, which was amended April 16, 2022, and amended and assigned by Stuart Lichter to Lender April 26, 2022 (the “Letter Agreement”).

As part of the consideration for making the Loan, upon approval of stockholders of the Company in accordance with Nasdaq Listing Rule 5635(c), the Company will issue to Lender in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”): (A) 125,000 shares (the “Commitment Fee Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (B) a Series G warrant (the “Series G Warrants”) to purchase 125,000 shares of Common Stock (the “Warrant Shares”). The exercise price of the Series G Warrants will be $1.50 per share. The Company is seeking such stockholder approval in accordance with Nasdaq Listing Rule 5635(c) at its annual stockholder meeting scheduled for June 8, 2022. The Series G Warrants will become exercisable one year after issuance, subject to certain terms and conditions set forth in the Series G Warrants. Unexercised Series G Warrants will expire five years after issuance. The exercise price of the Series G Warrants will be subject to a weighted-average antidilution adjustment.

Notwithstanding anything to the contrary contained in the Letter Agreement or the other Transaction Documents (as defined in the Note), the total cumulative number of shares of Common Stock that may be issued to Lender and its affiliates under the Letter Agreement and under the other Transaction Documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Approval (defined below). If the number of shares of Common Stock issued to Lender and its affiliates under the Letter Agreement and the other Transaction Documents reaches the Nasdaq 19.99% Cap, so as not to violate the 20% limit established in Listing Rule 5635(d), the Company, at its election, will use reasonable commercial efforts to obtain stockholder approval of the Letter Agreement and the issuance of additional shares of Common Stock under the Letter Agreement, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d) (the “Approval”). The Company is seeking such stockholder approval in accordance with Nasdaq Listing Rule 5635(d) at its annual stockholder meeting scheduled for June 8, 2022.

PACE Financing

On April 28, 2022, the City of Canton, in coordination with the Canton Regional Energy Special Improvement District, approved legislation that will enable the Company to move forward with $3.2 million in Property Assessed Clean Energy (“PACE”) financing in conjunction with the implementation of various energy-efficient improvements at the Center for Performance.

Impact of COVID-19

Since 2020, the world has been impacted by the novel coronavirus (“COVID-19”) pandemic. COVID-19 and measures to prevent its spread impacted our business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and Hall of Fame Village Sports Complex, which also negatively impacts our ability to sell sponsorships. Also, we opened our newly renovated DoubleTree by Hilton in Canton in November 2020, but the occupancy rate has been negatively impacted by the pandemic. The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended March 31, 2022 and the comparable period in 2021:

	For the Three Months Ended March 31,
	2022	2021
Revenues
Sponsorships, net of activation costs	$819,290	$1,475,436
Event, rents and cost recoveries	337,393	43,545
Hotel revenues	949,841	396,338
Total revenues	$2,106,524	$1,915,319

Operating expenses
Operating expenses	7,526,699	6,008,999
Hotel operating expenses	1,153,112	766,165
Commission expense	139,910	166,667
Depreciation expense	3,242,285	2,920,937
Total operating expenses	$12,062,006	$9,862,768

Loss from operations	(9,955,482)	(7,947,449)

Other expense
Interest expense	(1,213,541)	(955,308)
Amortization of discount on note payable	(1,355,974)	(1,234,114)
Change in fair value of warrant liability	4,750,000	(116,351,000)
(Loss) gain on extinguishment of debt	(148,472)	390,400
Total other expense	$2,032,013	$(118,150,022)

Net loss	$(7,923,469)	$(126,097,471)

Series B preferred stock dividends	(266,000)	-
Non-controlling interest	77,372	(49,711)

Net loss attributable to HOFRE stockholders	$(8,112,097)	$(126,147,182)

Net loss per share – basic and diluted	$(0.08)	$(1.67)

Weighted average shares outstanding, basic and diluted	104,309,413	75,350,163

Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

Sponsorship Revenues

The Company’s sponsorship revenues totaled $819,290 for the three months ended March 31, 2022 as compared to $1,475,436 for the three months ended March 31, 2021, representing a decrease of $656,146, or 44.5%. This decrease was primarily driven by the Company pausing the recognition of revenue on its JCI sponsorship agreement while a dispute with Johnson Controls is resolved. For additional information, see “Dispute Regarding Naming Rights Agreement with Johnson Controls” above.

Event, rents and cost recoveries

The Company’s revenue from event, rents and cost recoveries was $337,393 for the three months ended March 31, 2022 compared to $43,545 for the three months ended March 31, 2021, for an increase of $293,848, or 674.8%. This increase was primarily driven by the resumption of many sports and other tournaments in the Company’s sports complex, as well as the opening of the Company’s Constellation Center for Excellence.

Hotel Revenues

The Company’s hotel revenue was $949,841 for the three months ended March 31, 2022 compared to $396,338 from the three months ended March 31, 2021 for an increase of $553,503, or 139.7%. This was driven by resumption of travel and conferences that had previously been paused due to COVID-19.

Operating Expenses

The Company’s operating expense was $7,526,699 for the three months ended March 31, 2022 as compared to $6,008,999 for the three months ended March 31, 2021, for an increase of $1,517,700, or 25.3%. This increase was driven by an increase in legal and professional fees of approximately $1.2 million, an increase in payroll and related costs of approximately $367,000 due to increased headcount, and an increase in insurance expense of approximately $120.000.

Hotel Operating Expenses

The Company’s hotel operating expense was $1,153,112 for the three months ended March 31, 2022 as compared to $766,165 for the three months ended March 31, 2021 for an increase of $386,947, or 50.5%. This was driven by resumption of travel and conferences that had previously been paused due to COVID-19.

Commission Expense

The Company’s commission expense was $139,910 for the three months ended March 31, 2022, as compared to $166,667 for the three months ended March 31, 2021, for a decrease of $26,757, or 16.1%. The decrease in commission expense is primarily driven by the decrease on commissions related to the Company’s JCI sponsorship agreement.

Depreciation Expense

The Company’s depreciation expense was $3,242,285 for the three months ended March 31, 2022 compared to $2,920,937 for the three months ended March 31, 2021, for an increase of $321,348, or 11.0%. The increase is primarily the result of additional depreciation expense incurred due to the opening of the Constellation Center for Excellence in the fourth quarter of 2021.

Interest Expense

The Company’s total interest expense was $1,213,541 for the three months ended March 31, 2022, compared to $955,308 for the three months ended March 31, 2021, for an increase of $258,233, or 27.0%. The increase in total interest expense is primarily due to the increase in the Company’s total debt outstanding, as well as a mix of higher interest rate loans.

Amortization of Debt Discount

The Company’s total amortization of debt discount was $1,355,974 for the three months ended March 31, 2022, compared to $1,234,114 for the three months ended March 31, 2021, for an increase of $121,860, or 9.9%. The increase in total amortization of debt discount is primarily due to an increase in the Company’s total debt outstanding.

Change in Fair Value of Warrant Liability

The Company’s change in fair value warrant liability represents a gain of $4,750,000 for the three months ended March 31, 2022 compared to a loss of $116,351,000 for the three months ended March 31, 2021 due primarily to a decrease in the Company’s stock price.

(Loss) Gain on Extinguishment of Debt

The Company’s loss on extinguishment of debt was $148,472 for the three months ended March 31, 2022, as compared to a gain of $390,400 for the three months ended March 31, 2021. The loss on extinguishment of debt is due to the forgiveness of the Company’s Paycheck Protection Program Loan during the first quarter of 2021 and the refinancing of many of the Company debt instruments in the first quarter of 2022.

Liquidity and Capital Resources

The Company has sustained recurring losses and negative cash flows from operations through March 31, 2022. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of March 31, 2022, the Company had approximately $6 million of unrestricted cash and $7 million of restricted cash, respectively. A majority of the Company’s restricted cash may be released to the Company upon achieving certain occupancy and other targets sets by certain of its lender.

On March 1, 2022, the Company and ErieBank agreed to extend the MKG DoubleTree Loan in principal amount of $15,300,000 to September 13, 2023.

On March 1, 2022, the Company executed a series of transactions with Industrial Realty Group, LLC, a Nevada limited liability company controlled by the Company’s director Stuart Lichter (“IRG”) and its affiliates and JKP Financial LLC (“JKP”), whereby IRG and JKP extended certain of the Company’s debt in aggregate principal amount of $22,853,831 to March 31, 2024.

The Company believes that, as a result the Company’s demonstrated historical ability to finance and refinance debt, the transactions described above and current ongoing negotiations, it currently has sufficient cash and future financing to meet its funding requirements over the next year. Notwithstanding, the Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Cash Flows

Since inception, the Company has primarily used its available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Three Months Ended March 31,
	2022	2021
Cash (used in) provided by:
Operating Activities	$2,567,693	$(7,860,779)
Investing Activities	(19,739,267)	(16,656,538)
Financing Activities	12,536,770	53,012,404
Net (decrease) increase in cash and restricted	$(4,634,804)	$28,495,087

Cash Flows for the Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

Operating Activities

Net cash provided by operating activities was $2,567,693 during the three months ended March 31, 2022. Net cash provided by operating activities was primarily driven by the Company’s net loss of $7,923,469, offset by non-cash depreciation expense of $3,242,285, amortization of note discounts of $1,355,974, payment-in-kind interest rolled into debt of $718,294, a loss on forgiveness of debt of $148,472, stock-based compensation expense of $1,316,195, and a change in fair value of warrant liability of $4,750,000. The changes in operating assets and liabilities consisted of a decrease in accounts receivable of $48,785, a decrease in prepaid expenses and other assets of $451,139, a decrease in accounts payable and accrued expenses of $4,588,788, an increase in due to affiliates of $1,776,606, and an increase in other liabilities of $1,623,200.

Net cash used in operating activities was $7,860,779 during the three months ended March 31, 2021, which consisted primarily of a net loss of $126,097,471, offset by non-cash depreciation expense of $2,920,937, amortization of note discounts of $1,234,114, payment-in-kind interest rolled into debt of $380,860, a gain on forgiveness of debt of $390,400, stock-based compensation expense of $1,386,543, and a change in fair value of warrant liability of $116,351,000. The changes in operating assets and liabilities consisted of a decrease in accounts receivable of $588,311, an increase in prepaid expenses and other assets of $1,503,762, a decrease in accounts payable and accrued expenses of $2,554,866, an increase in due to affiliates of $199,312, and a decrease in other liabilities of $375,357.

Investing Activities

Net cash used in investing activities was $19,739,267 and $16,656,538 during the three months ended March 31, 2022 and 2021, respectively. This increase consisted solely of cash used for project development costs.

Financing Activities

Net cash provided by financing activities was $12,536,770 during the three months ended March 31, 2022. This consisted primarily of $1,817,603 in proceeds from notes payable and $12,531,505 of proceeds from equity raises under our ATM, offset by $1,508,437 in repayments of notes payable, and $153,901 in payment of financing costs.

Net cash provided by financing activities was $53,012,404 during the three months ended March 31, 2021, which consisted primarily of $5,100,000 in proceeds from notes payable, $31,746,996 in proceeds from equity raises and $18,957,562 in proceeds from warrant exercises, offset by $2,777,154 in repayments of notes payable and $15,000 in payment of financing costs.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2022.

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

Based on their evaluation as of March 31, 2022, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, the Company hired a new Chief Financial Officer and engaged KPMG as internal auditor to assist management in evaluating its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

During the normal course of its business, the Company is subject to occasional legal proceedings and claims.

Item 1A. Risk factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2021, except as follows:

We rely on sponsorship contracts to generate revenues.

We will receive a portion of our annual revenues from sponsorship agreements for various content, media and live events produced at Hall of Fame Village powered by Johnson Controls such as title, official product and promotional partner sponsorships, billboards, signs and other media. We are continuously in negotiations with existing sponsors and actively seeking new sponsors as there is significant competition for sponsorships. Some of our live events may not secure a title sponsor, may not secure a sufficient number of sponsorships on favorable terms, or may not secure sponsorships sufficiently enough in advance of an event, which may lead to event cancellations or otherwise adversely affect the revenue generated from such events.

The certain amended and restated sponsorship and naming rights agreement, dated as of July 2, 2020 (the “Naming Rights Agreement”), by and among HOF Village, PFHOF, and Johnson Controls is scheduled to expire on December 31, 2034, but provides termination rights both to (a) HOF Village and PFHOF and (b) Johnson Controls, which may be exercised in the event the other party, among other things, breaches any of its covenants and agreements under the Naming Rights Agreement beyond certain notice and cure periods. Additionally, Johnson Controls has a right to terminate the Naming Rights Agreement if (i) we do not provide evidence to Johnson Controls by October 31, 2021, that we have secured sufficient debt and equity financing to complete Phase II, subject to day-for-day extension due to force majeure and a notice and cure period, (ii) Phase II is not open for business by January 2, 2024 subject to day-for-day extension due to force majeure and a notice and cure period, or (iii) HOF Village is in default beyond applicable notice and cure periods under certain agreements, such as the Technology as a Service Agreement with Johnson Controls (the “TAAS Agreement”), among others. There can be no assurance that Phase II will be open for business by January 2, 2024. In addition, under the Naming Rights Agreement Johnson Controls’ obligation to make sponsorship payments to Newco may be suspended if Newco has not provided evidence reasonably satisfactory to Johnson Controls on or before December 31, 2020, subject to day-for-day extension due to Force Majeure, that Newco has secured sufficient debt and equity financing to complete Phase II.

The Company is in dispute with Johnson Controls for Johnson Controls’ failure to make certain payments under the Naming Rights Agreement. The Company is currently in discussions with Johnson Controls to settle this dispute. However, there can be no assurances that the amounts due will be settled in accordance with the original terms of the Naming Rights Agreement. Therefore, during the three months ended March 31, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of March 31, 2022 in the amount of $937,500. The balances due under the Naming Rights Agreement as of March 31, 2022 and December 31, 2021 amounted to $2,822,917 and $1,885,417, respectively.

The Company anticipates this dispute will be resolved pursuant to the dispute resolution section of the Naming Rights Agreement, which provides for: (1) thirty (30) days of good faith negotiation to attempt to resolve such dispute; followed by (2) referral of the dispute to an independent facilitator or mediator for non-binding mediation; and (3) if the mediation is unsuccessful within sixty (60) days of the commencement of such non-binding mediation, any party may, by notice to all other parties, then refer the dispute to binding arbitration in the State of Ohio.

In addition to the Naming Rights Agreement, Newco is party to a Technology as a Service Agreement dated October 9, 2020 with Johnson Controls (the “TAAS Agreement”). Pursuant to the TAAS Agreement, Johnson Controls will provide certain services related to the construction and development of the Hall of Fame Village powered by Johnson Controls (the “Project”), including, but not limited to, (i) design assist consulting, equipment sales and turn-key installation services in respect of specified systems to be constructed as part of Phase 2 and Phase 3 of the Project and (ii) maintenance and lifecycle services in respect of certain systems constructed as part of Phase 1, and to be constructed as part of Phase 2 and Phase 3, of the Project. Under the terms of the TAAS Agreement, Newco has agreed to pay Johnson Controls up to an aggregate of approximately $217 million for services rendered by Johnson Controls over the term of the TAAS Agreement. As of March 31, 2022 and December 31, 2021, approximately $197 million and $199 million, respectively, was remaining under the TAAS Agreement.

The TAAS Agreement provides that in respect of the Naming Rights Agreement, Johnson Controls and Newco intend, acknowledge and understand that: (i) Newco’s performance under the TAAS Agreement is essential to, and a condition to Johnson Controls’ performance under, the Naming Rights Agreement and (ii) Johnson Controls’ performance under the Naming Rights Agreement is essential to, and a condition to Newco’s performance under, the TAAS Agreement. In the TAAS Agreement, Johnson Controls and Newco represent, warrant and agree that the transactions agreements and obligations contemplated under the TAAS Agreement and the Naming Rights Agreement are intended to be, and shall be, interrelated, integrated and indivisible, together being essential to consummating a single underlying transaction necessary for the Project. The Company anticipates that resolution of the dispute regarding the Naming Right Agreement will include the TAAS Agreement.

The sponsorship and services agreement, dated as of December 19, 2018, as amended (the “Constellation Sponsorship Agreement”), by and among HOF Village, PFHOF and Constellation NewEnergy, Inc. is scheduled to expire on December 31, 2029 but provides termination rights both to (a) HOF Village and PFHOF and (b) Constellation, which may be exercised if a party would suffer material damage to its reputation by association with the other party or if there is an event of default. An event of default under the Constellation Sponsorship Agreement includes a party’s failure to perform its material obligations for 60 days after receiving written notice from the other party and failure to cure such default; a party’s becoming insolvent or filing a voluntary petition in bankruptcy; a party’s being adjudged bankrupt; an involuntary petition under any bankruptcy or insolvency law being filed against a party; a party’s sale, assignment or transfer of all or substantially all of its assets (other than to an affiliate in the case of HOF Village or PFHOF). Additionally, Constellation has a right to terminate the Constellation Sponsorship Agreement effective as of December 31, 2023 for failure to recover its investment in the form of new business, if it provides written notice on or prior to December 1, 2022.

Loss of our existing title sponsors or other major sponsorship agreements, including the Naming Rights Agreement and Constellation Sponsorship Agreement, or failure to secure sponsorship agreements in the future on favorable terms, could have a material adverse effect on our business, financial condition and results of operations.

Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements or we may be required to conduct a reverse stock split to maintain our listing on the Nasdaq Capital Market.

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

A failure to meet the continued listing requirement for minimum bid price (i.e., at least $1 per share) shall be determined to exist only if the deficiency continues for a period of 30 consecutive business days. Upon such failure, the Company shall be notified promptly by Nasdaq and shall have a period of 180 calendar days from such notification to achieve compliance. Compliance can be achieved during a compliance period by meeting the applicable standard for a minimum of 10 consecutive business days during the compliance period. If Nasdaq notifies the company that it is not in compliance with $1 per share minimum bid requirement, Nasdaq will expect the Company to explain how it will regain compliance, such as by conducting a reverse stock split that results in the stock price exceeding the $1 per share minimum bid price. The Company’s Common Stock closing price on Nasdaq has been below $1 per share since April 11, 2022.

Our Series A Warrants and Series B Warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC”) issued a statement (the “SEC Statement”) regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those governing our Series A Warrants and Series B Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of such warrants, and determined to classify such warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheets as of March 31, 2022 and 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our Series A Warrants and Series B Warrants. ASC Subtopic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Series A Warrants and Series B Warrants each reporting period and that the amount of such gains or losses could be material.

On March 1, 2022, the Company and CH Capital Lending amended the Series C Warrants. The Amended and Restated Series C Warrants extend the term of the Series C Warrants to March 1, 2027. The exercise price of $1.40 per share was not modified, but the amendments subject the exercise price to a weighted-average antidilution adjustment. The amendments also remove certain provisions that previously caused the Series C Warrants to be accounted for as a liability.

Item 2. Unregistered sales of equity securities and use of proceeds

On March 1, 2022, the Company executed a series of transactions with Industrial Realty Group, LLC, a Nevada limited liability company that is controlled by the Company’s director Stuart Lichter (“IRG”) and its affiliates, and JKP Financial LLC (“JKP”), whereby IRG and JKP extended certain of the Company’s debt in aggregate principal amount of $22,853,831 to March 31, 2024. In connection with these transactions, the Company issued certain securities as described below.

Amendment Number 6 to Term Loan

On March 1, 2022, CH Capital Lending, LLC, which is an affiliate of our director Stuart Lichter (“CH Capital Lending”), purchased and acquired, as administrative agent and lender, pursuant to an Assignment of Loan and Loan Documents (the “Assignment of Loan and Loan Documents”) with Aquarian Credit Funding LLC (“Aquarian”), as existing administrative agent, and Investors Heritage Life Insurance Company (“IHLIC”), as existing lender, our $7.4 million term loan (the “Term Loan”) and related loan documents under term loan agreement, dated as of December 1, 2020 (as amended, the “Term Loan Agreement”).

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

Letter Agreement

On March 1, 2022, the Company entered into a letter agreement with Stuart Lichter, which was amended April 14, 2022 and amended and assigned by Stuart Lichter to Midwest Lender Fund, LLC (“Midwest Lender”) on April 27, 2022 (the “Letter Agreement”). Under the Letter Agreement, when Midwest Lender loans the Company $4 million (the “Loan”), upon approval of stockholders of the Company in accordance with Nasdaq Listing Rule 5635(c), the Company will issue to Midwest Lender in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”): (A) 125,000 shares (the “Commitment Fee Shares”) of Common Stock, and (B) a Series G warrant (the “Series G Warrants”) to purchase 125,000 shares of Common Stock (the “Warrant Shares”). The exercise price of the Series G Warrants will be $1.50 per share. The Series G Warrants will become exercisable one year after issuance, subject to certain terms and conditions set forth in the Series G Warrants. Unexercised Series G Warrants will expire five years after issuance. The exercise price of the Series G Warrants will be subject to a weighted-average antidilution adjustment. The Loan closed on April 27, 2022.

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

Nasdaq 19.99% Cap

Notwithstanding anything to the contrary contained in the March 1, 2022 transaction documents described above (the “Transaction Documents”), as set forth in the Transaction Documents, the total cumulative number of shares of Common Stock that may be issued to CH Capital Lending, LLC, IRG, LLC, JKP Financial, LLC and Stuart Lichter under the other Transaction Documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Approval (defined below). If the number of shares of Common Stock issued to CH Capital Lending, LLC, IRG, LLC, JKP Financial, LLC and Stuart Lichter under the Transaction Documents reaches the Nasdaq 19.99% Cap, so as not to violate the 20% limit established in Listing Rule 5635(d), the Company, at its election, will use reasonable commercial efforts to obtain stockholder approval of the Transaction Documents and the shares of Common Stock to be issued thereunder, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d) (the “Approval”). The Company is seeking such stockholder approval in accordance with Nasdaq Listing Rule 5635(d) at its annual stockholder meeting scheduled for June 8, 2022.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

3.1	Certificate of Designations of 7.00% Series C Convertible Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 29, 2022)
10.1	Amendment Number 6 to Term Loan Agreement, dated as of March 1, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.2	First Amended and Restated Promissory Note, dated March 1, 2022, issued by Hall of Fame Resort & Entertainment Company to IRG, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.3	First Amended and Restated Promissory Note, dated March 1, 2022, issued by Hall of Fame Resort & Entertainment Company to JKP Financial, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.4	Joinder and Second Amendment, dated March 1, 2022, by and among HOF Village Newco, LLC, and HOF Village Hotel II, LLC, as the makers, Hall of Fame Resort & Entertainment Company, and JKP Financial, LLC, as holder (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.5	Form of Series E Warrant (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.6	Form of Series F Warrant (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.7	Amended and Restated Series C Warrant, dated March 1, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.8	Amended and Restated Series D Warrant, dated March 1, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.9	Registration Rights Agreement, dated March 1, 2022, by and among Hall of Fame Resort & Entertainment Company, CH Capital Lending, LLC, IRG, LLC, JKP Financial, LLC and Stuart Lichter (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.10	First Amendment to Loan Documents, dated March 1, 2022, by and among HOF Village Hotel II, LLC, as borrower, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.11	Employment Agreement, dated February14, 2022, by and between Benjamin Lee, HOF Village Newco, LLC and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 10, 2022)
10.12	Securities Exchange Agreement, dated March 28, 2022, between Hall of Fame Resort & Entertainment Company and CH Capital Lending, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 29, 2022)
10.13	Global License Agreement dated April 8, 2022, between National Football Museum, Inc. and HOF Village Newco, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 14, 2022)
10.14	Promissory Note, dated April 27, 2022, issued by HOF Village Center For Performance, LLC to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 29, 2022)
10.15	Assigned, Amended and Restated Letter Agreement, dated April 26, 2022, between Hall of Fame Resort & Entertainment Company, Stuart Lichter and Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on April 29, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: May 10, 2022	By:	/s/ Michael Crawford
Michael Crawford
Chief Executive Officer
(Principal Executive Officer)