Form 10-Q
period 2022-06-30
Hall of Fame Resort & Entertainment Co
filed 2022-08-11
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

As of August 9, 2022, there were 117,629,003 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash	$10,615,810	$10,282,983
Restricted cash	7,214,439	7,105,057
Accounts receivable, net	2,737,750	2,367,225
Prepaid expenses and other assets	2,573,667	8,350,604
Property and equipment, net	188,252,325	180,460,562
Right of use asset	7,651,080	-
Project development costs	158,722,100	128,721,480
Total assets	$377,767,171	$337,287,911

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$122,930,044	$101,360,196
Accounts payable and accrued expenses	23,651,149	12,120,891
Due to affiliate	2,746,497	1,818,955
Warrant liability	3,160,000	13,669,000
Lease liability	3,404,682	-
Other liabilities	8,571,212	3,740,625
Total liabilities	164,463,584	132,709,667

Commitments and contingencies (Note 6, 7, and 8)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,932,200 shares authorized; no shares issued or outstanding at June 30, 2022 and December 31, 2021	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 200 and 15,200 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively; liquidation preference of $215,011 as of June 30, 2022	-	2
Series C convertible preferred stock, $0.0001 par value; 15,000 shares designated; 15,000 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively; liquidation preference of $15,632,500 as of June 30, 2022	2	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 117,527,249 and 97,563,841 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	11,753	9,756
Additional paid-in capital	331,390,931	305,117,091
Accumulated deficit	(117,266,369)	(99,951,839)
Total equity attributable to HOFRE	214,136,317	205,175,010
Non-controlling interest	(832,730)	(596,766)
Total equity	213,303,587	204,578,244
Total liabilities and stockholders’ equity	$377,767,171	$337,287,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Sponsorships, net of activation costs	$452,772	$1,508,402	$1,272,062	$2,983,838
Event, rents and cost recoveries	668,863	60,135	1,006,256	103,680
Hotel revenues	1,563,900	795,222	2,513,741	1,191,560
Total revenues	2,685,535	2,363,759	4,792,059	4,279,078

Operating expenses
Operating expenses	6,799,280	6,219,781	14,325,979	12,228,780
Hotel operating expenses	1,316,150	1,596,989	2,469,262	2,363,154
Commission expense	516,833	260,583	656,743	427,250
Depreciation expense	3,527,581	2,972,130	6,769,866	5,893,067
Total operating expenses	12,159,844	11,049,483	24,221,850	20,912,251

Loss from operations	(9,474,309)	(8,685,724)	(19,429,791)	(16,633,173)

Other income (expense)
Interest expense, net	(921,392)	(1,004,419)	(2,134,933)	(1,959,727)
Amortization of discount on note payable	(1,122,324)	(1,164,613)	(2,478,298)	(2,398,727)
Change in fair value of warrant liability	2,423,000	26,315,888	7,173,000	(90,035,112)
(Loss) gain on extinguishment of debt	-	-	(148,472)	390,400
Total other income (expense)	379,284	24,146,856	2,411,297	(94,003,166)

Net (loss) income	$(9,095,025)	$15,461,132	$(17,018,494)	$(110,636,339)

Series B preferred stock dividends	(266,000)	(130,000)	(532,000)	(130,000)
Loss attributable to non-controlling interest	158,592	209,921	235,964	160,210

Net (loss) income attributable to HOFRE stockholders	$(9,202,433)	$15,541,053	$(17,314,530)	$(110,606,129)

Net (loss) income per share, basic	$(0.08)	$0.16	$(0.16)	$(1.30)

Weighted average shares outstanding, basic	113,997,493	94,397,222	109,194,639	84,978,294

Net (loss) income per share, diluted	$(0.08)	$-	$(0.16)	$(1.30)

Weighted average shares outstanding, diluted	113,997,493	107,353,272	109,194,639	84,978,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

	Series B Convertible Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Stockholders	Interest	Equity
Balance as of January 1, 2021	-	$-	-	$-	64,091,266	$6,410	$172,112,688	$(6,840,871)	$165,278,227	$(196,506)	$165,081,721

Stock-based compensation on restricted stock units	-	-	-	-	-	-	1,386,543	-	1,386,543	-	$1,386,543
February 12, 2021 Capital Raise, net of offering costs	-	-	-	-	12,244,897	1,224	27,560,774	-	27,561,998	-	27,561,998
February 18, 2021 Overallotment, net of offering costs	-	-	-	-	1,836,734	184	4,184,814	-	4,184,998	-	4,184,998
Exercise of Warrants	-	-	-	-	16,005,411	1,601	73,570,976	-	73,572,577	-	73,572,577
Net (loss) income	-	-	-	-	-	-	-	(126,147,182)	(126,147,182)	49,711	(126,097,471)

Balance as of March 31, 2021	-	$-	-	$-	94,178,308	$9,419	$278,815,795	$(132,988,053)	$145,837,161	$(146,795)	$145,690,366

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,620,149	-	1,620,149	-	1,620,149
Issuance of vested RSUs	-	-	-	-	24,028	2	(2)	-	-	-	-
Exercise of warrants	-	-	-	-	669,732	67	3,116,338	-	3,116,405	-	3,116,405
Sale of Series B preferred stock and warrants	15,200	2.00	-	-	-	-	15,199,998	-	15,200,000	-	15,200,000
Series B preferred stock dividends	-	-	-	-	-	-	-	(130,000)	(130,000)		(130,000)
Net income (loss)	-	-	-	-	-	-	-	15,671,053	15,671,053	(209,921)	15,461,132

Balance as of June 30, 2021	15,200	$2	-	$-	94,872,068	$9,488	$298,752,278	$(117,447,000)	$181,314,768	$(356,716)	$180,958,052

Balance as of January 1, 2022	15,200	$2	-	$-	97,563,841	$9,756	$305,117,091	$(99,951,839)	$205,175,010	$(596,766)	$204,578,244

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,287,695	-	1,287,695	-	1,287,695
Stock-based compensation - common stock awards	-	-	-	-	25,000	3	28,497	-	28,500	-	28,500
Issuance of restricted stock awards	-	-	-	-	152,971	15	(15)	-	-	-	-
Vesting of restricted stock units	-	-	-	-	539,058	54	(54)	-	-	-	-
Sale of shares under ATM	-	-	-	-	12,581,986	1,258	14,233,674	-	14,234,932	-	14,234,932
Shares issued in connection with amendment of notes payable	-	-	-	-	860,000	86	802,975	-	803,061	-	803,061
Warrants issued in connection with amendment of notes payable	-	-	-	-	-	-	1,088,515	-	1,088,515	-	1,088,515
Modification of Series C and Series D warrants	-	-	-	-	-	-	3,736,000	-	3,736,000	-	3,736,000
Preferred stock dividends	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Exchange of Series B preferred stock for Series C preferred stock	(15,000)	(2)	15,000	2	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(7,846,097)	(7,846,097)	(77,372)	(7,923,469)

Balance as of March 31, 2022	200	$-	15,000	$2	111,722,856	$11,172	$326,294,378	$(108,063,936)	$218,241,616	$(674,138)	$217,567,478

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,254,724	-	1,254,724	-	1,254,724
Issuance of restricted stock awards	-	-	-	-	44,197	5	(5)	-	-	-	-
Vesting of restricted stock units	-	-	-	-	2,319	-	-	-	-	-	-
Shares issued in connection with issuance of notes payable	-	-	-	-	125,000	13	75,406	-	75,419	-	75,419
Warrants issued in connection with issuance of notes payable	-	-	-	-	-	-	18,709	-	18,709	-	18,709
Sale of shares under ATM	-	-	-	-	5,632,877	563	3,747,719	-	3,748,282	-	3,748,282
Preferred stock dividends	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(8,936,433)	(8,936,433)	(158,592)	(9,095,025)

Balance as of June 30, 2022	200	$-	15,000	$2	117,527,249	$11,753	$331,390,931	$(117,266,369)	$214,136,317	$(832,730)	$213,303,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(17,018,494)	$(110,636,339)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	6,769,866	5,893,067
Amortization of note discounts	2,478,298	2,398,727
Interest paid in kind	1,681,722	952,012
Loss (gain) on extinguishment of debt	148,472	(390,400)
Change in fair value of warrant liability	(7,173,000)	90,035,112
Stock-based compensation expense	2,570,919	3,006,692
Amortization of right of use asset	90,876	-
Changes in operating assets and liabilities:
Accounts receivable	(370,525)	675,668
Prepaid expenses and other assets	1,430,448	(2,033,495)
Accounts payable and accrued expenses	8,196,272	(2,060,008)
Operating leases	9,215	-
Due to affiliates	1,777,542	178,436
Other liabilities	4,830,587	(275,640)
Net cash provided by (used in) operating activities	5,422,198	(12,256,168)

Cash Flows From Investing Activities
Additions to project development costs and property and equipment	(40,022,805)	(26,098,120)
Net cash used in investing activities	(40,022,805)	(26,098,120)

Cash Flows From Financing Activities
Proceeds from notes payable	20,714,311	6,000,000
Repayments of notes payable	(3,144,677)	(4,309,947)
Payment of financing costs	(210,032)	(15,000)
Proceeds from sale of Series B preferred stock and warrants	-	15,200,000
Proceeds from equity raises	-	31,746,996
Proceeds from exercise of warrants	-	23,346,870
Payment of Series B dividends	(300,000)	-
Proceeds from sale of common stock under ATM	17,983,214	-
Net cash provided by financing activities	35,042,816	71,968,919

Net increase in cash and restricted cash	442,209	33,614,631

Cash and restricted cash, beginning of year	17,388,040	40,053,461

Cash and restricted cash, end of period	$17,830,249	$73,668,092

Cash	$10,615,810	$61,908,208
Restricted Cash	7,214,439	11,759,884
Total cash and restricted cash	$17,830,249	$73,668,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,520,404	$1,702,523
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$4,539,444	$5,782,496
Settlement of warrant liability	$-	$53,342,112
Amendment of Series C warrant liability for equity classification	$3,336,000	$-
Amendment of Series C and D warrants	$400,000	$-
Initial value of right of use asset upon adoption of ASC 842	$7,741,955	$-
Accrued Series B preferred stock dividends	$232,000	$130,000
Amounts due to affiliate exchanged for note payable	$850,000	$-
Shares issued in connection with amendment of notes payable	$803,061	$-
Warrants issued in connection with amendment of notes payable	$1,088,515	$-
Shares issued in connection with issuance of notes payable	$75,419	$-
Warrants issued in connection with issuance of notes payable	$18,709	$-

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

On July 1, 2020, the Company consummated a business combination with HOF Village, LLC, a Delaware limited liability company (“HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among the Company, GPAQ, GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“Newco”). The transactions contemplated by the Merger Agreement are referred to as the “Business Combination.”

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

The Company has entered into several agreements with PFHOF, an affiliate of the Company, and certain government entities, which outline the rights and obligations of each of the parties with regard to the property on which the Hall of Fame Village powered by Johnson Controls sits, portions of which are owned by the Company and portions of which are net leased to the Company by government and quasi-governmental entities (see Note 9 for additional information). Under these agreements, the PFHOF and the lessor entities are entitled to use portions of the Hall of Fame Village powered by Johnson Controls on a direct-cost basis.

COVID-19

Since 2020, the world has been impacted by the novel coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic and measures to prevent its spread have impacted the Company’s business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and ForeverLawn Sports Complex, which has also negatively impacted the Company’s ability to sell sponsorships. Further, the COVID-19 pandemic has caused a number of supply chain disruptions, which have negatively impacted the Company’s ability to obtain the materials needed to complete construction as well as increases in the costs of materials and labor. The continued impact of these disruptions and the ultimate extent of their adverse impact on the Company’s financial and operating results will continue to be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of the COVID-19 pandemic, and among other things, the impact of governmental actions imposed in response to the COVID-19 pandemic as well as individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization and Nature of Business (continued)

Liquidity

The Company has sustained recurring losses and negative cash flows from operations through June 30, 2022. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of June 30, 2022, the Company had approximately $11 million of unrestricted cash and cash equivalents and $7 million of restricted cash.

On March 1, 2022, the Company and ErieBank agreed to extend the MKG DoubleTree Loan (as defined in Note 4) in principal amount of $15,300,000 to September 13, 2023. See Note 4, Notes Payable, for more information on this transaction.

On March 1, 2022, the Company executed a series of transactions with affiliates of Industrial Realty Group, LLC, a Nevada limited liability company that is controlled by the Company’s director Stuart Lichter (“IRG”), and JKP Financial, LLC (“JKP”), whereby the IRG affiliates and JKP extended certain of the Company’s debt in aggregate principal amount of $22,853,831 to March 31, 2024. See Note 4, Notes Payable, for more information on this transaction.

On June 16, 2022, the Company entered into a loan agreement with CH Capital Lending, LLC, which is an affiliate of the Company’s director Stuart Lichter (“CH Capital Lending”), whereby CH Capital Lending agreed to lend the Company $10,500,000.

On June 16, 2022, the Company entered into a loan agreement with Stark Community Foundation, whereby Stark Community Foundation agreed to lend to the Company $5,000,000, of which $2,500,000 has been provided to the Company to date. See Stark Community Foundation Loan under Note 4, Notes Payable, for more information on this transaction.

On July 1, 2022, the Company entered into an Energy Project Cooperative Agreement (the “EPC Agreement”) with Canton Regional Energy Special Improvement District, Inc., SPH Canton St, LLC, an affiliate of Stonehill Strategic Capital, LLC and City of Canton, Ohio. Under the EPC Agreement, the Company was provided $33,387,844 in Property Assessed Clean Energy (“PACE”) financing. See Note 12, Subsequent Events, for more information on this transaction.

The Company believes that, as a result of the Company’s demonstrated historical ability to finance and refinance debt, the transactions described above and its current ongoing negotiations, it will have sufficient cash and future financing to meet its funding requirements over the next 12 months from the issuance of these unaudited condensed consolidated financial statements. Notwithstanding, the Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021, filed on March 14, 2022. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2022.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). It may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company will cease to be an emerging growth company on January 30, 2023.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) that are not indexed to its own stock as liabilities at fair value on the balance sheet under U.S. GAAP. Such warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such Common Stock warrants. At that time, the portion of the warrant liability related to such Common Stock warrants will be reclassified to additional paid-in capital.

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances as of June 30, 2022 and December 31, 2021 were $7,214,439 and $7,105,057, respectively.

Accounts Receivable

Accounts receivable are generally amounts due under sponsorship and other agreements. Accounts receivable are reviewed for delinquencies on a case-by-case basis and are considered delinquent when the sponsor or debtor has missed a scheduled payment. Interest is not charged on delinquencies.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2022 and December 31, 2021, the Company has recorded an allowance for doubtful accounts of $2,125,000 and $0, respectively.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2022 and December 31, 2021, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts incurred for penalties and interest during the three or six months ended June 30, 2022 and 2021. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2018 through 2021 remain subject to examination.

Advertising

The Company expenses all advertising and marketing costs as they are incurred and records them as “Operating expenses” on the Company’s condensed consolidated statements of operations. Total advertising and marketing costs for the three months ended June 30, 2022 and 2021 were $374,256 and $72,016, respectively and for the six months ended June 30, 2022 and 2021 were $399,346 and 347,874, respectively.

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

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2022	December 31, 2021
Warrant liabilities – Public Series A Warrants	1	$2,706,000	$4,617,000
Warrant liabilities – Private Series A Warrants	3	10,000	110,000
Warrant liabilities – Series B Warrants	3	444,000	2,416,000
Warrant liabilities – Series C Warrants	3	-	6,526,000
Fair value of aggregate warrant liabilities		$3,160,000	$13,669,000

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

The Series A Warrants issued to the previous shareholders of GPAQ (the “Public Series A Warrants”) are classified as Level 1 due to the use of an observable market quote in the active market. Level 3 financial liabilities consist of the Series A Warrants issued to the sponsors of GPAQ (the “Private Series A Warrants”), the Series B Warrants issued in the Company’s November 2020 follow-on public offering, and the Series C Warrants issued in the Company’s December 2020 private placement (“Series C Warrants”), for which there is no current market for these securities, and the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded appropriately.

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Series C Warrants	Total Warrant Liability
Fair value as of December 31, 2021	$4,617,000	$110,000	$2,416,000	$6,526,000	$13,669,000

Amendment of warrants to equity classification	-	-	-	(3,336,000)	(3,336,000)
Change in fair value	(1,911,000)	(100,000)	(1,972,000)	(3,190,000)	(7,173,000)

Fair value as of June 30, 2022	$2,706,000	$10,000	$444,000	$-	$3,160,000

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

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022		March 1, 2022	December 31, 2021
	Private Series A Warrants	Series B Warrants	Series C Warrants	Private Series A Warrants	Series B Warrants	Series C Warrants
Term (years)	3.0	3.4	3.8	3.5	3.9	4.0
Stock price	$0.59	$0.59	$1.01	$1.52	$1.52	$1.52
Exercise price	$11.50	$1.40	$1.40	$11.50	$1.40	$1.40
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	59.9%	57.6%	54.7%	50.6%	50.6%	50.6%
Risk free interest rate	3.0%	3.0%	1.5%	1.3%	1.3%	1.3%

Number of shares	2,103,573	3,760,570	10,036,925	2,103,573	3,760,570	10,036,925
Value (per share)	$0.005	$0.12	$0.33	$0.05	$0.64	$0.65

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods.

Diluted net income (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants, (ii) vesting of restricted stock units and restricted stock awards, and (iii) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

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

For the three and six months ended June 30, 2022, and for the six months ended June 30, 2021, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive and the calculations are presented on the accompanying condensed consolidated statements of operations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share (continued)

At June 30, 2022 and 2021, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Warrants to purchase shares of Common Stock	44,137,349	27,214,854	44,137,349	41,112,349
Unvested restricted stock awards	238,643	-	238,643	477,286
Unvested restricted stock units to be settled in shares of Common Stock	2,929,187	-	2,929,187	3,220,972
Shares of Common Stock issuable upon conversion of convertible notes	24,088,729	3,321,706	24,088,729	3,321,706
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	65,359	-	65,359	-
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	10,000,000	-	10,000,000	-
Total potentially dilutive securities	81,459,267	30,536,560	81,459,267	48,132,313

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Subsequent Events

Subsequent events have been evaluated through August 11, 2022, the date the condensed consolidated financial statements were issued. Except for as disclosed in Notes 1 and 12, no other events have been identified requiring disclosure or recording.

Note 3: Property and Equipment

Property and equipment consists of the following:

	Useful Life	June 30, 2022	December 31, 2021
Land		$4,186,090	$4,186,090
Land improvements	25 years	31,194,623	31,194,623
Building and improvements	15 to 39 years	206,307,167	192,384,530
Equipment	5 to 10 years	2,977,886	2,338,894
Property and equipment, gross		244,665,766	230,104,137

Less: accumulated depreciation		(56,413,441)	(49,643,575)
Property and equipment, net		$188,252,325	$180,460,562

Project development costs		$158,722,100	$128,721,480

For the three months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $3,527,581 and $2,972,130, respectively, and for the six months ended June 30, 2022 and 2021, of $6,769,866 and $5,893,067, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred $42,920,667 and $18,626,781 of capitalized project development costs, respectively.

Included in project development costs are film development costs of $464,000 and $464,000 as of June 30, 2022 and December 31, 2021, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net

Notes payable, net consisted of the following at June 30, 2022:

	Gross	Discount	Net	Interest Rate	Maturity Date
TIF loan	$9,345,000	$(1,583,943)	$7,761,057	5.20%	7/31/2048
Preferred equity loan	3,600,000	-	3,600,000	7.00%	Various
City of Canton Loan	3,500,000	(5,925)	3,494,075	5.00%	7/1/2027
New Market/SCF	2,999,989	-	2,999,989	4.00%	12/30/2024
Constellation EME	2,639,242	-	2,639,242	6.05%	12/31/2022
JKP Capital Loan	8,733,428	(608,880)	8,124,548	12.00%	3/31/2024
MKG DoubleTree Loan	15,300,000	-	15,300,000	6.55%	9/13/2023
Convertible PIPE Notes	25,288,079	(9,663,632)	15,624,447	10.00%	3/31/2025
Canton Cooperative Agreement	2,670,000	(171,581)	2,498,419	3.85%	5/15/2040
CH Capital Loan	8,462,640	(844,218)	7,618,422	12.00%	3/31/2024
Constellation EME #2	4,005,064	-	4,005,064	5.93%	4/30/2026
IRG Split Note	4,273,543	(334,615)	3,938,928	8.00%	3/31/2024
JKP Split Note	4,273,543	(292,355)	3,981,188	8.00%	3/31/2024
ErieBank Loan	17,039,912	(567,889)	16,472,023	5.75%	6/15/2034
PACE Equity Loan	8,250,966	(276,713)	7,974,253	6.05%	12/31/2046
PACE Equity CFP	27,586	(27,586)	-	6.05%	12/31/2046
CFP Loan	4,000,000	(101,611)	3,898,389	6.50%	4/30/2023
Stark County Community Foundation	2,500,000	-	2,500,000	6.00%	5/31/2029
CH Capital Bridge Loan	10,500,000	-	10,500,000	12.00%	9/10/2022
Total	$137,408,992	$(14,478,948)	$122,930,044

Notes payable, net consisted of the following at December 31, 2021:

	Gross	Discount	Net
TIF loan	$9,451,000	$(1,611,476)	$7,839,524
Preferred equity loan	3,600,000	-	3,600,000
City of Canton Loan	3,500,000	(6,509)	3,493,491
New Market/SCF	2,999,989	-	2,999,989
Constellation EME	5,227,639	-	5,227,639
JKP Capital loan	6,953,831	-	6,953,831
MKG DoubleTree Loan	15,300,000	(83,939)	15,216,061
Convertible PIPE Notes	24,059,749	(11,168,630)	12,891,119
Canton Cooperative Agreement	2,670,000	(174,843)	2,495,157
Aquarian Mortgage Loan	7,400,000	(439,418)	6,960,582
Constellation EME #2	4,455,346	-	4,455,346
IRG Note	8,500,000	-	8,500,000
ErieBank Loan	13,353,186	(598,966)	12,754,220
PACE Equity Loan	8,250,966	(277,729)	7,973,237
Total	$115,721,706	$(14,361,510)	$101,360,196

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

During the three months ended June 30, 2022 and 2021, the Company recorded amortization of note discounts of $1,122,324 and $1,164,613, respectively, and for the six months ended June 30, 2022 and 2021, of $2,478,298 and $2,398,727, respectively. During the three months ended June 30, 2022 and 2021, the Company recorded paid-in-kind interest of $963,428 and $741,243, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded paid-in-kind interest of $1,681,722 and $952,012, respectively.

Accrued Interest on Notes Payable

As of June 30, 2022 and December 31, 2021, accrued interest on notes payable, were as follows:

	June 30, 2022	December 31, 2021
TIF loan	$33,159	$22,208
Preferred equity loan	48,825	203,350
New Market/SCF	17,833	89,682
Constellation EME	13,142	-
City of Canton Loan	1,484	5,979
JKP Capital Note	-	1,251,395
Canton Cooperative Agreement	39,511	39,416
CH Capital Loan	55,652	-
IRG Split Note	28,490	-
JKP Split Note	28,490	-
ErieBank Loan	31,910	26,706
PACE Equity Loan	284,242	30,824
Stark Community Foundation	5,834	-
CH Capital Bridge Loan	38,000	-
Total	$626,572	$1,669,560

The amounts above were included in “accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

For more information on the notes payable above, please see Note 4 of the Company’s Annual Report on Form 10-K, as filed on March 14, 2022.

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

On March 1, 2022, the Company amended the JKP Capital Loan. The Second Amendment to JKP Capital Loan (i) revises the outstanding principal balance of the JKP Capital Loan to include interest that has accrued and has not been paid as of March 1, 2022, and (ii) extends the maturity of the JKP Capital Loan to March 31, 2024, and (iii) amends the JKP Capital Loan to be convertible into shares of Common Stock at a conversion price of $1.09 per share, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment.

As part of the consideration for the Second Amendment to JKP Capital Loan, the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act: (i) 280,000 shares of Common Stock to JKP and (ii) a Series F Warrant to purchase 1,000,000 shares of Common Stock to JKP.

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

On March 1, 2022, HOF Village Hotel II, LLC, a subsidiary of the Company, entered into an amendment to the MKG DoubleTree Loan with the Company’s director, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender, which extended the maturity to September 13, 2023. The Company accounted for this amendment as a modification, and expensed approximately $38,000 in loan modification costs.

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

On December 15, 2021, the Company repaid approximately $13 million of the Aquarian Mortgage Loan.

On March 1, 2022, CH Capital Lending purchased and acquired, the Company’s $7.4 million Aquarian Mortgage Loan (as thereafter amended and acquired by CH Capital Lending, the “CH Capital Loan”).

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

CH Capital Loan (formerly known as Aquarian Mortgage Loan) (continued)

On March 1, 2022, immediately after CH Capital Lending became the lender and administrative agent under the CH Capital Loan, the maturity date of the Term Loan was extended to March 31, 2024. Also under the amendment, the Term Loan was made convertible into shares of Common Stock at a conversion price of $1.50 per share, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment. Certain current and historical fees and expenses were added to the principal amount of the CH Capital Loan so that the new principal amount is $8,347,839. The interest rate was increased from 10% to 12%. Of such 12% per annum interest: (i) 8% per annum shall be payable monthly and (ii) 4% per annum shall accumulate and be payable on the maturity date.

As part of the consideration for the amendment: (i) the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act: (A) 330,000 shares of Common Stock to CH Capital Lending, and (B) a warrant to purchase 1,000,000 shares of Common Stock (“Series E Warrant”) to CH Capital Lending, (ii) the Company was required to, subject to approval of its board of directors, create a series of preferred stock, to be known as 7.00% Series C Convertible Preferred Stock (“Series C Preferred Stock”), and, upon the request of CH Capital Lending, exchange each share of the Company’s Series B Convertible Preferred Stock, that is held by CH Capital Lending for one share of Series C Preferred Stock, and (iii) the Company and CH Capital Lending amended and restated the Series C Warrants and Series D Warrants that the Company issued to CH Capital Lending.

The Series E Warrants have an exercise price of $1.50 per share, subject to adjustment. The exercise price is subject to a weighted-average antidilution adjustment. The Series E Warrants may be exercised from and after March 1, 2023, subject to certain terms and conditions set forth in the Series E Warrants. Unexercised Series E Warrants will expire on March 1, 2027. The Series E Warrants shall be cancelled without any further action on the part of the Company or the holder, in the event that the Company repays in full on or before March 1, 2023, the CH Capital Loan.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

IRG Note

On November 23, 2021, the Company, and IRG entered into a promissory note (the “IRG Note”) pursuant to which IRG made a loan to the Company in the aggregate amount of $8,500,000. Interest will accrue on the outstanding balance of the Note at a rate of 8% per annum, compounded monthly. The Company will pay interest to IRG under the Note on the first day of each month, in arrears. The Note has a maturity date of June 30, 2022.

On March 1, 2022, pursuant to an Assignment of Promissory Note, dated March 1, 2022, IRG assigned (a) a one-half (½) interest in the IRG Note to IRG (the “IRG Split Note”) and (b) a one-half (½) interest in the IRG Note to JKP (the “JKP Split Note”). See “IRG Split Note” and “JKP Split Note,” below.

IRG Split Note

On March 1, 2022, the Company entered into a First Amended and Restated Promissory Note with IRG, which amended and restated the IRG Split Note (the “Amended IRG Split Note). The Amended IRG Split Note extended the maturity to March 31, 2024. Under the Amended IRG Split Note, the principal and accrued interest are convertible into shares of Common Stock at a conversion price of $1.50 per share, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment. The principal amount of the Amended IRG Split Note is $4,273,543.

As part of the consideration for the Amended IRG Split Note, the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act: (i) 125,000 shares of Common Stock to IRG, LLC, and (ii) a Series E Warrant to purchase 500,000 shares of Common Stock to IRG.

The Series E Warrants shall be cancelled without any further action on the part of the Company or the holder, in the event that the Company repays in full, on or before March 1, 2023, the Amended IRG Split Note.

The Company accounted for this transaction as an extinguishment, given that a substantive conversion feature was added to the Amended IRG Split Note. The Company recorded the relative fair value of the shares of Common Stock and Series E Warrants as a discount against the JKP Capital Loan. The following assumptions were used to calculate the fair value of Series E Warrants:

Term (years)	5.0
Stock price	$1.01
Exercise price	$1.50
Dividend yield	0.0%
Expected volatility	51.2%
Risk free interest rate	1.6%
Number of shares	500,000

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

JKP Split Note

On March 1, 2022, the Company entered into a First Amended and Restated Promissory Note with JKP, which amended and restated the JKP Split Note (the “Amended JKP Split Note”). The Amended JKP Split Note extended the maturity to March 31, 2024. Under the Amended JKP Split Note, the principal and accrued interest are convertible into shares of Common Stock at a conversion price of $1.09 per share, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment. The principal amount of the Amended JKP Split Note is $4,273,543.

As part of the consideration for the Amended JKP Split Note, the Company issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act: (i) 125,000 shares of Common Stock to JKP, and (ii) a Series F Warrant to purchase 500,000 shares of Common Stock to JKP.

The Series F Warrants have an exercise price of $1.09 per share, subject to adjustment. The exercise price is subject to a weighted-average antidilution adjustment. The Series F Note Warrants may be exercised from and after March 1, 2022, subject to certain terms and conditions set forth in the Series F Warrants. Unexercised Series F Warrants will expire on March 1, 2027.

The Company accounted for this transaction as an extinguishment, given that a substantive conversion feature was added to the Amended JKP Split Note. The Company recorded the relative fair value of the shares of Common Stock and Series F Warrants as a discount against the Amended JKP Split Note. The following assumptions were used to calculate the fair value of Series F Warrants:

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

As part of the consideration for making the Loan, on June 8, 2022, the Company issued to MLF: (A) 125,000 shares (the “Commitment Fee Shares”) of Common Stock, and (B) a warrant to purchase 125,000 shares of Common Stock (“Series G Warrants”). The exercise price of the Series G Warrants will be $1.50 per share. The Series G Warrants will become exercisable one year after issuance, subject to certain terms and conditions set forth in the Series G Warrants. Unexercised Series G Warrants will expire five years after issuance. The exercise price of the Series G Warrants will be subject to a weighted-average antidilution adjustment.

The Company recorded the relative fair value of the shares of Common Stock and Series G Warrants as a discount against the CFP Loan. The following assumptions were used to calculate the fair value of Series G Warrants:

Term (years)	5.0
Stock price	$0.62
Exercise price	$1.50
Dividend yield	0.0%
Expected volatility	52.4%
Risk free interest rate	3.0%
Number of shares	125,000

PACE Financing

On April 28, 2022, the City of Canton, in coordination with the Canton Regional Energy Special Improvement District, approved legislation that will enable the Company to receive $3,200,000 in Property Assessed Clean Energy (“PACE”) financing in conjunction with the implementation of various energy-efficient improvements at the Center for Performance. Through June 30, 2022, the Company received $27,586 on this financing.

Stark Community Foundation Loan

On June 16, 2022, the Company entered into a loan agreement with Stark pursuant to which Stark agreed to lend $5,000,000 to the Company. Of this amount, the Company borrowed $2,500,000 (the “SCF Loan”) through June 30, 2022. The interest rate applicable to the SCF Loan is 6.0% annum. Interest payments are paid annually on December 31 of each year. The SCF Loan is unsecured and matures on May 31, 2029. The Company may prepay the SCF Loan without penalty.

Events of default under the loan include without limitation: (i) a payment default, (ii) the Company’s failure to complete the infrastructure development for Phase II on or before December 31, 2024, and (iii) the Company’s failure, following notice from Stark, to comply with any non-monetary covenant contained in the loan agreement. Upon the occurrence of an event of default under the Business Loan Agreement: (a) interest due will increase by 5% per annum; and (b) Stark may, at its option, declare the Company’s obligations under the Business Loan Agreement to be immediately due and payable.

The loan agreement contains customary affirmative and negative covenants for this type of loan, including without limitation (i) affirmative covenants, including furnish Stark with such financial statements and other related information at such frequencies and in such detail as Stark may reasonably request and use all SCF Loan proceeds solely for the infrastructure development for the construction of Phase II, and (ii) negative covenants, including restrictions on additional indebtedness, prepayment of other indebtedness, transactions with related parties, additional liens, mergers and acquisitions, and standard prohibitions on change of control.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

CH Capital Bridge Loan

On June 16, 2022, The Company and its subsidiaries HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers (the “Borrowers”), borrowed $10,500,000 (the “CH Capital Bridge Loan”) from CH Capital Lending. The CH Capital Bridge Loan is evidenced by a Promissory Note issued by the Borrowers to CH Capital Lending. Interest accrues on the Note at 12% per annum, compounded monthly. The maturity date of the Note is September 10, 2022. Borrowers have the right to prepay all or any portion of the principal amount of the Note at any time before the maturity date without penalty. Under the Note, the net proceeds of a financing that occurs after the date of the Note shall be used to prepay the Note. The Note is secured by: (i) a mortgage on real property on which the Company is building its Fan Engagement Zone (an 82,000-square-foot promenade located strategically within the campus footprint, which will include restaurants, retailers and experiential offerings) and (ii) a pledge and security interest in all of the membership interests of HOF Village Waterpark, LLC, and HOF Village Hotel I, LLC held by Newco, each of which is direct or indirect wholly-owned subsidiary of the Company.

Upon the occurrence of an event of default under the Note, including without limitation Borrowers’ failure to pay, on or before the due date any amount owing to CH Capital Lending under the Note or Borrowers’ failure, following notice from CH Capital Lending, to comply with any non-monetary covenant contained in the CH Capital Bridge Loan, (i) interest due will increase by 5% per annum; and (ii) CH Capital Lending may, at its option, declare Borrowers’ obligations under the Note to be immediately due and payable.

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of June 30, 2022 are as follows:

For the years ending December 31,	Amount
2022 (six months)	$13,815,568
2023	16,889,801
2024	34,524,169
2025	31,051,820
2026	1,397,073
Thereafter	39,730,561
Total Gross Principal Payments	$137,408,992

Less: Discount	(14,478,948)

Total Net Principal Payments	$122,930,044

The Company has various debt covenants that require certain financial information to be met. If the Company does not meet the requirements of the debt covenants, the Company will be responsible for paying the full outstanding amount of the note immediately. As of June 30, 2022, the Company was in compliance with all relevant debt covenants.

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

The Company had 200 and 15,200 shares of 7.00% Series B Convertible Preferred Stock (“Series B Preferred Stock”) outstanding and 15,200 and 15,200 shares authorized as of June 30, 2022 and December 31, 2021, respectively. On the third anniversary of the date on which shares of Series B Preferred Stock are first issued (the “Automatic Conversion Date”), each share of Series B Preferred Stock, except to the extent previously converted pursuant to an Optional Conversion (as defined below), shall automatically be converted into shares of Common Stock (the “Automatic Conversion”). At any time following the date on which shares of Series B Preferred Stock are first issued, and from time to time prior to the Automatic Conversion Date, each holder of Series B Preferred Stock shall have the right, but not the obligation, to elect to convert all or any portion of such holder’s shares of Series B Preferred Stock into shares of Common Stock, on terms similar to the Automatic Conversion (any such conversion, an “Optional Conversion”).

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity, (continued)

7.00% Series C Convertible Preferred Stock

On March 28, 2022, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware to establish preferences, limitations, and relative rights of its Series C Preferred Stock. The number of authorized shares of Series C Preferred Stock is 15,000.

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

2020 Omnibus Incentive Plan

On July 1, 2020, in connection with the closing of the Business Combination, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately upon the closing of the Business Combination. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 1,812,727 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by four million the number of shares of Common Stock, that will be available for issuance under the 2020 Omnibus Incentive Plan, resulting in a maximum of 5,812,727 shares that can be issued under the amended 2020 Omnibus Inventive Plan. The amendment to the 2020 Omnibus Incentive Plan was previously approved by the Board of Directors of the Company, and the amended 2020 Omnibus Incentive Plan became effective on June 2, 2021. As of June 30, 2022, 2,154,595 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity, (continued)

Equity Distribution Agreement

On September 30, 2021, the Company entered into an Equity Distribution Agreement with Wedbush Securities Inc. and Maxim Group LLC with respect to an at-the-market offering program under which the Company may, from time to time, offer and sell shares of the Company’s Common Stock having an aggregate offering price of up to $50 million. From January 1 through June 30, 2022, approximately 18.2 million shares were sold resulting in net proceeds to the Company totaling approximately $17.9 million. The remaining availability under the Equity Distribution Agreement as of June 30, 2022 was approximately $28.1 million.

Issuance of Restricted Stock Awards

The Company’s activity in restricted Common Stock was as follows for the six months ended June 30, 2022:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2022	238,643	$9.31
Granted	197,168	$1.19
Vested	(197,168)	$1.19
Non–vested at June 30, 2022	238,643	$9.31

For the three months ended June 30, 2022 and 2021, stock-based compensation related to restricted stock awards was $720,703 and $673,005, respectively, and for the six months ended June 30, 2022 and 2021, $1,453,460 and $1,227,551, respectively. As of June 30, 2022, unamortized stock-based compensation costs related to restricted share arrangements were $12,161 and will be recognized over a weighted average period of 0.1 years.

Issuance of Restricted Stock Units

During the six months ended June 30, 2022, the Company granted an aggregate of 1,836,668 Restricted Stock Units (“RSUs”) to its employees and directors, of which 522,541 were granted under the 2020 Omnibus Incentive Plan and 1,314,127 were granted as inducement awards. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which was a range of $0.55 to $1.16 for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity, (continued)

Issuance of Restricted Stock Units (continued)

The Company’s activity in RSUs was as follows for the six months ended June 30, 2022:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2022	2,207,337	$2.34
Granted	1,836,668	$0.95
Vested	(541,377)	$2.00
Forfeited	(573,442)	$2.50
Non–vested at June 30, 2022	2,929,186	$1.48

For the three months ended June 30, 2022 and 2021, the Company recorded $586,547 and $947,144, respectively, in employee and director stock-based compensation expense, and for the six months ended June 30, 2022 and 2021, $1,088,959 and $1,779,141, respectively. Employee and director stock-based compensation expense is a component of “Operating expenses” in the condensed consolidated statement of operations. As of June 30, 2022, unamortized stock-based compensation costs related to restricted stock units were $3,178,424 and will be recognized over a weighted average period of 1.1 years.

Warrants

The Company’s warrant activity was as follows for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2022	41,012,349	$7.82	3.59
Granted	3,125,000	$1.30
Outstanding – June 30, 2022	44,137,349	$7.36	3.36	$-
Exercisable – June 30, 2022	42,512,349	$7.59	3.31	$-

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

Amended and Restated Series C Warrants (continued)

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

Additionally, on October 9, 2020, Newco, entered into a Technology as a Service Agreement (the “TAAS Agreement”) with JCI. Pursuant to the TAAS Agreement, JCI will provide certain services related to the construction and development of the Hall of Fame Village powered by JCI (the “Project”), including, but not limited to, (i) design assist consulting, equipment sales and turn-key installation services in respect of specified systems to be constructed as part of Phase 2 and Phase 3 of the Project and (ii) maintenance and lifecycle services in respect of certain systems constructed as part of Phase 1, and to be constructed as part of Phase 2 and Phase 3, of the Project. Under the terms of the TAAS Agreement, Newco has agreed to pay JCI up to an aggregate of approximately $217 million for services rendered by JCI over the term of the TAAS Agreement. As of June 30, 2022 and December 31, 2021, approximately $195 million and $199 million, respectively, was remaining under the TAAS Agreement.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Johnson Controls, Inc. (continued)

As of June 30, 2022, scheduled future cash to be received under the Naming Rights Agreement is as follows:

	Unrestricted	Activation	Total
2022 (six months)	$4,000,000	$750,000	$4,750,000
2023	4,000,000	750,000	4,750,000
2024	4,250,000	750,000	5,000,000
2025	4,250,000	750,000	5,000,000
Thereafter	39,781,251	6,750,000	46,531,251

Total	$56,281,251	$9,750,000	$66,031,251

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Amended Sponsorship Agreement. During the three and six months ended June 30, 2021, the Company recognized $1,121,385 and $2,230,447, respectively, of net sponsorship revenue related to the Naming Rights Agreement.

On May 10, 2022, the Company received from JCI a notice of termination (the “TAAS Notice”) of the TAAS Agreement effective immediately. The TAAS Notice states that termination of the TAAS Agreement by JCI is due to Newco’s alleged breach of its payment obligations. Additionally, JCI in the TAAS Notice demands the amount which is the sum of: (i) all past due payments and any other amounts owed by Newco under the TAAS Agreement; (ii) all commercially reasonable and documented subcontractor breakage and demobilization costs; and (iii) all commercially reasonable and documented direct losses incurred by JCI directly resulting from the alleged default by the Company and the exercise of JCI’s rights and remedies in respect thereof, including reasonable attorney fees.

Also on May 10, 2022, the Company received from JCI a notice of termination (“Naming Rights Notice”) of the Name Rights Agreement, effective immediately. The Naming Rights Notice states that the termination of the Naming Rights Agreement by JCI is due to JCI’s concurrent termination of the TAAS Agreement. The Naming Rights Notice further states that the Company must pay JCI, within 30 days following the date of the Naming Rights Notice, $4,750,000. The Company has not made such payment to date. The Naming Rights Notice states that Newco is also in breach of its covenants and agreements, which require Newco to provide evidence reasonably satisfactory to JCI on or before October 31, 2021, subject to day-for-day extension due to force majeure, that Newco has secured sufficient debt and equity financing to complete Phase II.

The Company disputes that it is in default under either the TAAS Agreement or the Naming Rights Agreement. The Company believes JCI is in breach of the Naming Rights Agreement and the TAAS Agreement due to their failure to make certain payments in accordance with the Naming Rights Agreement, and, on May 16, 2022, provided notice to JCI of these breaches. The Company is pursuing dispute resolution pursuant to the terms of the Naming Rights Agreement to simultaneously defend against JCI’s allegations and pursue its own claims. The ultimate outcome of this dispute cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying condensed consolidated financial statements. During the three and six months ended June 30, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of June 30, 2022 in the amount of $2,125,000. The balances due under the Naming Rights Agreement as of June 30, 2022 and December 31, 2021 amounted to $4,010,417 and $1,885,417, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Other Sponsorship Revenue

The Company has additional revenue primarily from sponsorship programs that provide its sponsors with strategic opportunities to reach customers through our venue including advertising on our website. Sponsorship agreements may contain multiple elements, which provide several distinct benefits to the sponsor over the term of the agreement and can be for a single or multi-year term. These agreements provide sponsors various rights such as venue naming rights, signage within our venues, and advertising on our website and other benefits as detailed in the agreements.

As of June 30, 2022, scheduled future cash to be received under the agreements, excluding the Johnson Controls Naming Rights Agreement, is as follows:

Year ending December 31,

2022 (six months)	$762,000
2023	2,744,220
2024	2,406,265
2025	2,317,265
2026	2,167,265
Thereafter	6,271,792

Total	$16,668,807

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended June 30, 2022 and 2021, the Company recognized $452,772 and $1,508,402 of net sponsorship revenue, respectively, and for the six months ended June 30, 2022 and 2021, $1,272,062 and $2,983,838, respectively.

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

Lessor Commitments

As of June 30, 2022, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries. The future minimum lease commitments under this lease, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:

2022 (six months)	$24,200
2023	246,761
2024	239,266
2025	233,183
2026	220,866
Thereafter	846,636

Total	$1,810,912

Employment Agreements

The Company has employment agreements with many of its key executive officers that usually have terms between one and three years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7: Other Commitments (continued)

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. In consideration of the services performed by Crestline, the Company agreed to the greater of: 2% of gross revenues or $10,000 per month in base management fees and other operating expenses. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024. For the three months ended June 30, 2022 and 2021, the Company paid and incurred $32,844 and $30,000, respectively in management fees, and for the six months ended June 30, 2022 and 2021, $62,844 and $60,000, respectively.

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

Other Liabilities

Other liabilities consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Activation fund reserves	$3,629,085	$3,537,347
Deferred sponsorship revenue	3,387,224	203,278
Other liabilities	1,554,903	-
Total	$8,571,212	$3,740,625

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Due to IRG Member	$1,770,390	$1,041,847
Due to IRG Affiliate	116,900	116,900
Due to PFHOF	859,207	660,208
Total	$2,746,497	$1,818,955

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

The future minimum payments under this agreement as of June 30, 2022 are as follows:

For the years ending December 31,	Amount
2022 (six months)	$581,250
2023	600,000
2024	600,000
2025	600,000
2026	600,000
Thereafter	7,350,000
Total Gross Principal Payments	$10,331,250

During the three months ended June 30, 2022 and 2021, the Company paid $318,750 and $0 of the annual license fee, respectively, and for the six months ended June 30, 2022 and 2021, $318,750 and $0, respectively.

Note 10: Concentrations

For the three months ended June 30, 2022, two customers represented approximately 65% and 28% of the Company’s sponsorship revenue. For the three months ended June 30, 2021, two customers represented approximately 47% and 12% of the Company’s sponsorship revenue. For the six months ended June 30, 2022, two customers represented approximately 45.7% and 19.5% of the Company’s sponsorship revenue. For the six months ended June 30, 2021, two customers represented approximately 74.8% and 19.5% of the Company’s sponsorship revenue.

As of June 30, 2022, one customer represented approximately 85% of the Company’s sponsorship accounts receivable. As of December 31, 2021, one customer represented approximately 88% of the Company’s sponsorship accounts receivable.

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

The Company’s operating leases are comprised primarily of ground leases and equipment leases. Balance sheet information related to our leases is present below (ASC 842 was adopted on January 1, 2022):

	June 30,	December 31,
	2022	2021
Operating leases:
Right-of-use assets	$7,651,080	$–
Lease liability	3,404,682	–
Finance leases:
Right-of-use assets	–	–
Lease liability	–	–

Other information related to leases is presented below:

Six Months Ended June 30, 2022
Operating lease cost	$258,184
Other information:
Operating cash flows from operating leases	158,083
Weighted-average remaining lease term – operating leases (in years)	92.03
Weighted-average discount rate – operating leases	10.0%

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11: ROU Assets and Lease Liabilities (continued)

As of June 30, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2022 (six months)	$167,035
2023	333,004
2024	311,900
2025	311,900
2026	311,900
Thereafter	41,436,900
Total future minimum lease payments, undiscounted	42,872,639
Less: imputed interest	(39,467,957)
Present value of future minimum lease payments	$3,404,682

Note 12: Subsequent Events

PACE Financing

On July 1, 2022, HOF Village Stadium, LLC (the “Lessee”), a wholly-owned subsidiary of the Company that leases the Tom Benson Hall of Fame Stadium (“Stadium”) from Stark County Port Authority, entered into the EPC Agreement with Canton Regional Energy Special Improvement District, Inc. (the “ESID”), SPH Canton St, LLC, an affiliate of Stonehill Strategic Capital, LLC (“Investor”), and City of Canton, Ohio.

Under the EPC Agreement, the Investor provided $33,387,844 (the “Project Advance”) PACE financing to finance the costs of the special energy improvement projects at the Stadium described in the Canton Regional Energy Special Improvement District Project Plan that have been completed (as supplemented, the “Plan”). Of the Project Advance, $29,565,729 was disbursed to Lessee, $3,221,927 was retained by Investor as capitalized interest, and $600,187 was used to pay closing costs. Pursuant to the EPC Agreement, the Lessee agreed to make special assessment payments in an aggregate amount that will provide revenues sufficient to repay the Project Advance plus interest and certain costs (the “Special Assessments”). The Special Assessments have been levied in the amounts necessary to amortize the Project Advance, together with interest at the annual rate of 6.0% and a $6,542 semi-annual administrative fee to the ESID over 50 semi-annual payments of $1,314,913 to be collected beginning approximately on January 31, 2024 and continuing through approximately July 31, 2048.

In connection with entering into the EPC Agreement, the Company obtained the consent and agreement of Cuyahoga River Capital LLC (“CRC”), pursuant to an agreement, dated June 27, 2022 (the “Consent Agreement”). CRC holds 100% of the interest in the Development Finance Authority of Summit County Tax-Exempt Development Revenue Bonds, Series 2018 (Hall of Fame Village - Stadium and Youth Fields TIF Project), issued in the original principal amount of $10,030,000 the “Series 2018 Bonds”). Pursuant to the Consent Agreement, upon the closing of the EPC Agreement the Company deposited $9,895,197 into a bank account at The Huntington National Bank (“Huntington”) subject to a deposit account control agreement (the “DACA”) executed by Huntington and CRC as secured party (the “Pledged Account”). Under the Consent Agreement, in the event the Series 2018 Bonds are outstanding on December 29, 2022, the Company will repurchase the Series 2018 Bonds. The Company granted CRC a lien on the Pledged Account to secure the Company’s obligations under the Consent Agreement. In the event the Series 2018 Bonds are redeemed and/or defeased prior to December 29, 2022, upon such redemption or defeasance the Consent Agreement shall automatically terminate, and CRC shall instruct Huntington to release the DACA.

CH Capital Loan Amendment

On August 5, 2022, the Company and CH Capital amended the CH Capital Loan to increase the principal amount of the loan to reflect (a) certain legal and other fees incurred as part of the previous amendment on March 1, 2022; and (b) to reflect paid-in-kind interest through July 31, 2022. The amount of the principal was increased to $8,751,763.

Sports Betting Agreements

On July 14, 2022, Newco entered into an Online Market Access Agreement with Instabet, Inc. (“Instabet”), pursuant to which Instabet will serve as a Mobile Management Services Provider (as defined under applicable Ohio gaming law) wherein Instabet will host, operate and support a branded online sports betting service in Ohio, subject to procurement of all necessary licenses. The initial term of the Online Market Access Agreement is ten years. As part of this agreement, Newco will receive a limited equity interest in Instabet and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing.

On July 29, 2022, Newco entered into a Retail Sports Gaming Services Agreement with RSI OH, LLC, (“RSI”), pursuant to which RSI will serve as a land-based Management Services Provider (as defined under applicable Ohio gaming law) wherein RSI will operate a retail sports betting location in the Fan Engagement Zone at the Hall of Fame Village, subject to procurement of all necessary licenses. The initial term of the Retail Sports Gaming Services Agreement is ten years. As part of this agreement, Newco will receive sponsorship fees and certain revenue sharing.

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

Phase I of the Hall of Fame Village powered by Johnson Controls is operational, consisting of the Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex, and HOF Village Media Group, LLC (“Hall of Fame Village Media” or the “Media Company”). The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the NFL Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. The ForeverLawn Sports Complex hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. Hall of Fame Village Media leverages the sport of professional football to produce exclusive programming by licensing the extensive content controlled by the PFHOF as well as new programming assets developed from live events such as youth tournaments, camps and sporting events held at the ForeverLawn Sports Complex and the Tom Benson Hall of Fame Stadium.

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

Operating Expenses

Our operating expenses include property operating expenses, depreciation expense and other operating expenses. These expenses have increased in connection with putting our first phase into operation and we expect these expenses to continue to increase with our growth.

Our property operating expenses include the costs associated with running its operational entertainment and destination assets such as the Tom Benson Hall of Fame Stadium and the ForeverLawn Sports Complex. As more of our Phase II assets become operational and additional events for top performers and sporting events are held, we expect these expenses to continue to increase with our development.

Other operating expenses include items such as management fees, commission expense and professional fees. We expect these expenses to continue to increase with our growth.

Our depreciation expense includes the related costs to owning and operating significant property and entertainment assets. These expenses have grown as we have completed Phase I development and the assets associated with Phase I became operational. We expect these expenses to continue to grow as Phase II and III assets are developed and become operational.

Impact of COVID-19

Since 2020, the world has been impacted by the novel coronavirus (COVID-19) pandemic. The COVID-19 pandemic and measures to prevent its spread have impacted our business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and ForeverLawn Sports Complex, which has also negatively impacted our ability to sell sponsorships. Further, the COVID-19 pandemic has caused a number of supply chain disruptions, which negatively impacts our ability to obtain the materials needed to complete construction as well as increases in the costs of materials and labor. The continued impact of these disruptions and the ultimate extent of their adverse impact on our financial and operating results will continue to be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of the COVID-19 pandemic, and among other things, the impact of governmental actions imposed in response to the COVID-19 pandemic and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

Recent Developments

Dispute Regarding Naming Rights Agreement with Johnson Controls

The Naming Rights Agreement is scheduled to expire on December 31, 2034 but provides termination rights both to (a) HOF Village Newco, LLC, a wholly-owned subsidiary of the Company (“Newco”), and PFHOF, and (b) Johnson Controls, which may be exercised in the event the other party, among other things, breaches any of its covenants and agreements under the Naming Rights Agreement beyond certain notice and cure periods. Additionally, Johnson Controls has a right to terminate the Naming Rights Agreement if (i) we do not provide evidence to Johnson Controls by October 31, 2021, that we have secured sufficient debt and equity financing to complete Phase II, subject to day-for-day extension due to force majeure and a notice and cure period, (ii) Phase II is not open for business by January 2, 2024, subject to day-for-day extension due to force majeure and a notice and cure period or (iii) Newco is in default beyond applicable notice and cure periods under certain agreements, such as the Technology as a Service Agreement with Johnson Controls (the “TAAS Agreement”), among others. There can be no assurance that Phase II will be open for business by January 2, 2024. In addition, under the Naming Rights Agreement, Johnson Controls’ obligation to make sponsorship payments to Newco may be suspended if Newco has not provided evidence reasonably satisfactory to Johnson Controls on or before December 31, 2020, that Newco has secured sufficient debt and equity financing to complete Phase II, subject to day-for-day extension due to force majeure.

We are in dispute with Johnson Controls for Johnson Controls’ failure to make certain payments under the Naming Rights Agreement. We are currently in discussions with Johnson Controls to settle this dispute. However, there can be no assurances that the amounts due will be settled in accordance with the original terms of the Naming Rights Agreement. Therefore, during the three and six months ended June 30, 2022, we suspended our revenue recognition until the dispute is resolved and have recorded an allowance against the amounts due as of June 30, 2022 in the amount of $2,125,000. The balances due under the Naming Rights Agreement as of June 30, 2022 and December 31, 2021 amounted to $4,010,417 and $1,885,417, respectively.

We anticipate this dispute will be resolved pursuant to the dispute resolution section of the Naming Rights Agreement, which provides for: (1) thirty (30) days of good faith negotiation to attempt to resolve such dispute, followed by (2) referral of the dispute to an independent facilitator or mediator for non-binding mediation; and (3) if the mediation is unsuccessful within sixty (60) days of the commencement of such non-binding mediation, any party may, by notice to all other parties, then refer the dispute to binding arbitration in the State of Ohio.

In addition to the Naming Rights Agreement, Newco is party to a Technology as a Service Agreement dated October 9, 2020 with Johnson Controls (the “TAAS Agreement”). Pursuant to the TAAS Agreement, Johnson Controls will provide certain services related to the construction and development of the Hall of Fame Village powered by Johnson Controls (the “Project”).

The TAAS Agreement provides that in respect of the Naming Rights Agreement, Johnson Controls and Newco intend, acknowledge and understand that: (i) Newco’s performance under the TAAS Agreement is essential to, and a condition to Johnson Controls’ performance under, the Naming Rights Agreement and (ii) Johnson Controls’ performance under the Naming Rights Agreement is essential to, and a condition to Newco’s performance under, the TAAS Agreement. In the TAAS Agreement, Johnson Controls and Newco represent, warrant and agree that the transactions agreements and obligations contemplated under the TAAS Agreement and the Naming Rights Agreement are intended to be, and shall be, interrelated, integrated and indivisible, together being essential to consummating a single underlying transaction necessary for the Project. We anticipate that resolution of the dispute regarding the Naming Rights Agreement will include the TAAS Agreement.

On May 10, 2022, we received from Johnson Controls a notice of termination (the “TAAS Notice”) of the TAAS Agreement effective immediately. The TAAS Notice states that termination of the TAAS Agreement by Johnson Controls is due to our alleged breach of its payment obligations. Additionally, Johnson Controls in the TAAS Notice demands the amount which is the sum of: (i) all past due payments and any other amounts owed by us under the TAAS Agreement; (ii) all commercially reasonable and documented subcontractor breakage and demobilization costs; and (iii) all commercially reasonable and documented direct losses incurred by Johnson Controls directly resulting from the alleged default by us and the exercise of Johnson Controls’ rights and remedies in respect thereof, including reasonable attorney fees.

Also on May 10, 2022, we received from Johnson Controls a notice of termination (“Naming Rights Notice”) of the Name Rights Agreement, effective immediately. The Naming Rights Notice states that the termination of the Naming Rights Agreement by Johnson Controls is due to Johnson Controls’ concurrent termination of the TAAS Agreement. The Naming Rights Notice further states that we must pay Johnson Controls, within 30 days following the date of the Naming Rights Notice, $4,750,000. We have not made such payment to date. The Naming Rights Notice states that we are also in breach of its covenants and agreements, which required us to provide evidence reasonably satisfactory to Johnson Controls on or before October 31, 2021, subject to day-for-day extension due to force majeure, that we have secured sufficient debt and equity financing to complete Phase II.

We dispute that we are in default under either the TAAS Agreement or the Naming Rights Agreement. We believe Johnson Controls is in breach of the Naming Rights Agreement and the TAAS Agreement, and, on May 16, 2022, provided notice to Johnson Controls of these breaches. We are pursuing dispute resolution pursuant to the terms of the Naming Rights Agreement to simultaneously defend against Johnson Controls’ allegations and pursue our own claims. The ultimate outcome of this dispute cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying condensed consolidated financial statements.

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

As part of the consideration for making the Loan, we issued to Lender: (A) 125,000 shares (the “Commitment Fee Shares”) of our common stock, par value $0.0001 per share (“Common Stock”), and (B) a Series G warrant (the “Series G Warrants”) to purchase 125,000 shares of Common Stock (the “Warrant Shares”). The exercise price of the Series G Warrants is $1.50 per share. The Series G Warrants are exercisable one year after issuance, subject to certain terms and conditions set forth in the Series G Warrants. Unexercised Series G Warrants will expire five years after issuance. The exercise price of the Series G Warrants are subject to a weighted-average antidilution adjustment.

PACE Financing

On April 28, 2022, the City of Canton, in coordination with the Canton Regional Energy Special Improvement District, approved legislation that will enable us draw up to $3.2 million in Property Assessed Clean Energy (“PACE”) financing in conjunction with the implementation of various energy-efficient improvements at the Center for Performance. Through June 30, 2022, we received $27,586 on this financing.

Stark Community Foundation Loan

On June 16, 2022, we entered into a loan agreement with Stark Community Foundation, Inc. (“Stark”) pursuant to which Stark agreed to lend us $5,000,000, and through June 30, 2022 we borrowed $2,500,000 (the “SCF Loan”). The interest rate applicable to the SCF Loan is 6.0% annum. Interest payments are paid annually on December 31st of each year. The SCF Loan is unsecured and matures on May 31, 2029. We may prepay the SCF Loan without penalty.

Events of default under the loan include without limitation: (i) a payment default, (ii) our failure to complete the infrastructure development for Phase II on or before December 31, 2024, and (iii) our failure, following notice from Stark, to comply with any non-monetary covenant contained in the loan agreement. Upon the occurrence of an event of default under the Business Loan Agreement: (a) interest due will increase by 5% per annum; and (b) Stark may, at its option, declare our obligations under the Business Loan Agreement to be immediately due and payable.

The Business Loan Agreement contains customary affirmative and negative covenants for this type of loan, including without limitation (i) affirmative covenants, including furnish Stark with such financial statements and other related information at such frequencies and in such detail as Stark may reasonably request and use all SCF Loan proceeds solely for the infrastructure development for the construction of Phase II, and (ii) negative covenants, including restrictions on additional indebtedness, prepayment of other indebtedness, transactions with related parties, additional liens, mergers and acquisitions, and standard prohibitions on change of control.

CH Capital Bridge Loan

On June 16, 2022, we entered into an agreement to borrow $10,500,000 (the “CH Capital Bridge Loan”) from CH Capital Lending, LLC, which is an affiliate of our director Stuart Lichter (“CH Capital”). The CH Capital Bridge Loan is evidenced by a Promissory Note issued by us to CH Capital. Interest accrues at 12% per annum, compounded monthly. The maturity date is September 10, 2022. We have the right to prepay all or any portion of the principal amount at any time before the maturity date without penalty. Under the CH Capital Bridge Loan, the net proceeds of a financing that occurs after the date of the CH Capital Bridge Loan shall be used to prepay the loan. The CH Capital Bridge Loan is secured by: (i) a mortgage on real property on which we are building our Fan Engagement Zone (an 82,000-square-foot promenade located strategically within the campus footprint, which will include restaurants, retailers and experiential offerings) and (ii) a pledge and security interest in all of the membership interests of HOF Village Waterpark, LLC, and HOF Village Hotel I, LLC held by HOF Village Newco, LLC, each of which is direct or indirect wholly-owned subsidiary of the Company.

Upon the occurrence of an event of default under the CH Capital Bridge Loan, including without limitation our failure to pay, on or before the due date any amount owing to CH Capital under the loan or our failure, following notice from CH Capital, to comply with any non-monetary covenant contained in the loan, (i) interest due will increase by 5% per annum; and (ii) CH Capital may, at its option, declare our obligations under the loan to be immediately due and payable.

In connection with entering into the CH Capital Bridge Loan, we paid customary fees and expenses.

PACE Financing

On July 1, 2022, HOF Village Stadium, LLC, entered into an Energy Project Cooperative Agreement with Canton Regional Energy Special Improvement District, Inc., SPH Canton St, LLC, an affiliate of Stonehill Strategic Capital, LLC (“SPH”), and City of Canton, Ohio (the “EPC Agreement”).

Under the EPC Agreement, SPH provided $33,387,844 property assessed clean energy financing to finance the costs of the special energy improvement projects at the Stadium described in the Canton Regional Energy Special Improvement District Project Plan that have been completed (as supplemented, the “Plan”). Of the amount received, $29,565,729 was disbursed to us, $3,221,927 was retained by SPH as capitalized interest, and $600,187 was used to pay closing costs. Pursuant to the EPC Agreement, we agreed to make special assessment payments in an aggregate amount that will provide revenues sufficient to repay the amount received plus interest and certain costs. The EPC Agreement bears interest at the annual rate of 6.0% and we will pay a $6,542 semi-annual administrative fee to the ESID over 50 semi-annual payments of $1,314,913 to be collected beginning approximately on January 31, 2024, and continuing through approximately July 31, 2048.

In connection with entering into the EPC Agreement, we obtained the consent and agreement of Cuyahoga River Capital LLC, pursuant to an agreement, dated June 27, 2022. CRC holds 100% of the interest in the Development Finance Authority of Summit County Tax-Exempt Development Revenue Bonds, Series 2018 (Hall of Fame Village - Stadium and Youth Fields TIF Project), issued in the original principal amount of $10,030,000 the “Series 2018 Bonds”). Pursuant to the Consent Agreement, upon the closing of the EPC Agreement the Company deposited $9,895,197 into a bank account at The Huntington National Bank subject to a deposit account control agreement executed by Huntington and CRC as secured party. Under the Consent Agreement, in the event the Series 2018 Bonds are outstanding on December 29, 2022, we will repurchase the Series 2018 Bonds. We granted CRC a lien on the Pledged Account to secure our obligation under the Consent Agreement. In the event the Series 2018 Bonds are redeemed and/or defeased prior to December 29, 2022, upon such redemption or defeasance the Consent Agreement shall automatically terminate, and CRC shall instruct Huntington to release the DACA.

Sports Betting Agreements

On July 14, 2022, Newco entered into an Online Market Access Agreement with Instabet, Inc. (“Instabet”), pursuant to which Instabet will serve as a Mobile Management Services Provider (as defined under applicable Ohio gaming law) wherein Instabet will host, operate and support a branded online sports betting service in Ohio, subject to procurement of all necessary licenses. The initial term of the Online Market Access Agreement is ten years. As part of this agreement, Newco will receive a limited equity interest in Instabet and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing.

On July 29, 2022, Newco entered into a Retail Sports Gaming Services Agreement with RSI OH, LLC, (“RSI”), pursuant to which RSI will serve as a land-based Management Services Provider (as defined under applicable Ohio gaming law) wherein RSI will operate a retail sports betting location in the Fan Engagement Zone at the Hall of Fame Village, subject to procurement of all necessary licenses. The initial term of the Retail Sports Gaming Services Agreement is ten years. As part of this agreement, Newco will receive sponsorship fees and certain revenue sharing.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended June 30, 2022 and the comparable period in 2021:

	For the Three Months Ended June 30,
	2022	2021

Revenues
Sponsorships, net of activation costs	$452,772	$1,508,402
Event, rents and cost recoveries	668,863	60,135
Hotel revenues	1,563,900	795,222
Total revenues	2,685,535	2,363,759

Operating expenses
Operating expenses	6,799,280	6,219,781
Hotel operating expenses	1,316,150	1,596,989
Commission expense	516,833	260,583
Depreciation expense	3,527,581	2,972,130
Total operating expenses	12,159,844	11,049,483

Loss from operations	(9,474,309)	(8,865,724)

Other income (expense)
Interest expense, net	(921,392)	(1,004,419)
Amortization of discount on note payable	(1,122,324)	(1,164,613)
Change in fair value of warrant liability	2,423,000	26,315,888
Total other income	379,284	24,146,856

Net (loss) income	$(9,095,025)	$15,461,132

Series B preferred stock dividends	(266,000)	(130,000)
Non-controlling interest	158,592	209,921

Net (loss) income attributable to HOFRE stockholders	$(9,202,433)	$15,541,053

Net (loss) income per share – basic	$(0.08)	$0.16

Weighted average shares outstanding, basic	113,997,493	94,397,222

Net (loss) income per share – diluted	$(0.08)	$-

Weighted average shares outstanding, diluted	113,997,493	107,353,272

Three Months Ended June 30, 2022 as Compared to the Three Months Ended June 30, 2021

Sponsorship Revenues

Sponsorship revenues totaled $452,772 for the three months ended June 30, 2022 as compared to $1,508,402 for the three months ended June 30, 2021, representing a decrease of $1,055,630, or 70.0%. This decrease was primarily driven by our pausing the recognition of revenue on the JCI sponsorship agreement while a dispute with Johnson Controls is resolved. For additional information, see “Dispute Regarding Naming Rights Agreement with Johnson Controls” above.

Event, rents and cost recoveries

Revenue from event, rents and cost recoveries was $668,863 for the three months ended June 30, 2022 compared to $60,135 for the three months ended June 30, 2021, for an increase of $608,728, or 1012.3%. This increase was primarily driven by the resumption of many sports and other tournaments in our ForeverLawn Sports Complex, our hosting of the USFL semifinals and other tournaments in our Tom Benson Hall of Fame Stadium, as well as the opening of the Constellation Center for Excellence.

Hotel Revenues

Hotel revenue was $1,563,900 for the three months ended June 30, 2022 compared to $795,222 from the three months ended June 30, 2021 for an increase of $768,678, or 96.7%. This was driven by resumption of travel and conferences that had previously been paused due to the COVID-19 pandemic.

Operating Expenses

Operating expense was $6,799,280 for the three months ended June 30, 2022 compared to $6,219,781 for the three months ended June 30, 2021, for an increase of $579,499, or 9.3%. This increase was driven by an increase in payroll and related costs of approximately $650,000 due to increased headcount, an increase in event expenses of approximately $398,000, and an increase in insurance expense of approximately $224,000, partially offset by a decrease in stock-based compensation expense of approximately $446,000.

Hotel Operating Expenses

Hotel operating expense was $1,316,150 for the three months ended June 30, 2022 compared to $1,596,989 for the three months ended June 30, 2021 for a decrease of $280,839, or 17.6%. This was driven by $486,000 in interest on a loan that was subsequently moved to interest expense offset by an increase in operating expenses due to increased revenue.

Commission Expense

Commission expense was $516,833 for the three months ended June 30, 2022 compared to $260,583 for the three months ended June 30, 2021, for an increase of $256,250, or 98.3%. The increase in commission expense was primarily driven by payments incurred for commissions on our Constellation New Energy sponsorship agreement.

Depreciation Expense

Depreciation expense was $3,527,581 for the three months ended June 30, 2022 compared to $2,972,130 for the three months ended June 30, 2021, for an increase of $555,451, or 18.7%. The increase in depreciation expense is primarily the result of additional depreciation expense incurred due to the opening of the Constellation Center for Excellence in the fourth quarter of 2021.

Interest Expense

Total interest expense was $921,392 for the three months ended June 30, 2022 compared to $1,004,419 for the three months ended June 30, 2021, for a decrease of $83,027, or 8.3%. The decrease in total interest expense was primarily due to an increase in the proportion of debt that is capitalized for ongoing construction projects.

Amortization of Debt Discount

Total amortization of debt discount was $1,122,324 for the three months ended June 30, 2022, compared to $1,164,613 for the three months ended June 30, 2021, for a decrease of $42,289, or 3.6%. The decrease in total amortization of debt discount was primarily due to an increase in the proportion of debt that is capitalized for ongoing construction projects.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability represents a gain of $2,423,000 for the three months ended June 30, 2022 compared to $26,315,888 for the three months ended June 30, 2021, for a decrease of $23,892,888 or 91%. The decrease in change in fair value of warrant liability was due primarily to a decrease in our stock price.

Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021

	For the Six Months Ended June 30,
	2022	2021

Revenues
Sponsorships, net of activation costs	$1,272,062	$2,983,838
Event, rents and cost recoveries	1,006,256	103,680
Hotel revenues	2,513,741	1,191,560
Total revenues	4,792,059	4,279,078

Operating expenses
Operating expenses	14,325,979	12,228,780
Hotel operating expenses	2,469,262	2,363,154
Commission expense	656,743	427,250
Depreciation expense	6,769,866	5,893,067
Total operating expenses	24,221,850	20,912,251

Loss from operations	(19,429,791)	(16,633,173)

Other expense
Interest expense, net	(2,134,933)	(1,959,727)
Amortization of discount on note payable	(2,478,298)	(2,398,727)
Change in fair value of warrant liability	7,173,000	(90,035,112)
(Loss) gain on extinguishment of debt	(148,472)	390,400
Total other income (expense)	2,411,297	(94,003,166)

Net loss	$(17,018,494)	$(110,636,339)

Series B preferred stock dividends	(532,000)	(130,000)
Non-controlling interest	235,964	160,210

Net loss attributable to HOFRE stockholders	$(17,314,530)	$(110,606,129)

Net loss per share – basic and diluted	$(0.16)	$(1.30)

Weighted average shares outstanding, basic and diluted	109,194,639	84,978,294

Sponsorship Revenues

Sponsorship revenues totaled $1,272,062 for the six months ended June 30, 2022 as compared to $2,983,838 for the six months ended June 30, 2021, for a decrease of $1,711,776, or 57.4%. This decrease was primarily driven by our pausing the recognition of revenue on the JCI sponsorship agreement while a dispute with Johnson Controls is resolved. For additional information, see “Dispute Regarding Naming Rights Agreement with Johnson Controls” above.

Event, rents and cost recoveries

Revenue from event, rents and cost recoveries was $1,006,256 for the six months ended June 30, 2022 compared to $103,680 for the six months ended June 30, 2021, for an increase of $902,576, or 870.5%. This increase was primarily driven by the resumption of many sports and other tournaments in our ForeverLawn Sports Complex, the hosting of the USFL semifinals and other events in our Tom Benson Hall of Fame Stadium, as well as the opening of the Constellation Center for Excellence.

Hotel Revenues

Hotel revenue was $2,513,741 for the six months ended June 30, 2022 compared to $1,191,560 from the six months ended June 30, 2021 for an increase of $1,322,181, or 111.0%. This increase was driven by resumption of travel and conferences that had previously been paused due to the COVID-19 pandemic.

Operating Expenses

Operating expense was $14,325,979 for the six months ended June 30, 2022 compared to $12,228,780 for the six months ended June 30, 2021, for an increase of $2,097,199, or 17.1%. This increase was driven by an increase in legal and professional fees of approximately $250,000, an increase in payroll and related costs of approximately $1.0 million due to increased headcount, an increase in event expenses of $449,000 and an increase in insurance expense of approximately $344,000, partially offset by a decrease in stock-based compensation of approximately $563,000.

Hotel Operating Expenses

Hotel operating expense was $2,469,262 for the six months ended June 30, 2022 compared to $2,363,154 for the six months ended June 30, 2021 for an increase of $106,108, or 4.5%. This increase was driven by resumption of travel and conferences that had previously been paused due to COVID-19.

Commission Expense

Commission expense was $656,743 for the six months ended June 30, 2022 compared to $427,250 for the six months ended June 30, 2021, for an increase of $229,493, or 53.7%. The increase in commission expense was primarily driven by payments incurred for commissions on our Constellation New Energy sponsorship agreement.

Depreciation Expense

Depreciation expense was $6,769,866 for the six months ended June 30, 2022 compared to $5,893,067 for the six months ended June 30, 2021, for an increase of $876,799, or 14.9%. The increase was primarily the result of additional depreciation expense incurred due to the opening of the Constellation Center for Excellence in the fourth quarter of 2021.

Interest Expense

Total interest expense was $2,134,933 for the six months ended June 30, 2022 compared to $1,959,727 for the six months ended June 30, 2021, for an increase of $175,206, or 8.9%. The increase in total interest expense is primarily due to the increase in our total debt outstanding, as well as a mix of higher interest rate loans.

Amortization of Debt Discount

Total amortization of debt discount was $2,478,298 for the six months ended June 30, 2022 compared to $2,398,727 for the six months ended June 30, 2021, for an increase of $79,571, or 3.3%. The increase in total amortization of debt discount was primarily due to an increase in our total debt outstanding.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability represents a gain of $7,173,000 for the six months ended June 30, 2022 compared to a loss of $90,035,112 for the six months ended June 30, 2021, for a change of $97,208,112 or 108%. The change in fair value of warrant liability was primarily due to a decrease in our stock price.

(Loss) Gain on Extinguishment of Debt

Loss on extinguishment of debt was $148,472 for the six months ended June 30, 2022, as compared to a gain of $390,400 for the six months ended June 30, 2021. The loss on extinguishment of debt is due to the forgiveness of our Paycheck Protection Program Loan during the first quarter of 2021 and the refinancing of many of our debt instruments in the first quarter of 2022.

Liquidity and Capital Resources

We have sustained recurring losses and negative cash flows from operations through June 30, 2022. Since inception, our operations have been funded principally through the issuance of debt and equity. As of June 30, 2022, we had approximately $11 million of unrestricted cash and $7 million of restricted cash, respectively. A majority of our restricted cash may be released to us upon achieving certain occupancy and other targets sets by certain of our lenders.

On March 1, 2022, the Company and ErieBank agreed to extend the MKG DoubleTree Loan in principal amount of $15,300,000 to September 13, 2023.

On March 1, 2022, we executed a series of transactions with Industrial Realty Group, LLC, a Nevada limited liability company controlled by our director Stuart Lichter (“IRG”) and its affiliates and JKP Financial LLC (“JKP”), whereby IRG and JKP extended certain of our debt in aggregate principal amount of $22,853,831 to March 31, 2024.

On June 16, 2022, we entered into a loan agreement with CH Capital Lending LLC, which is an affiliate of the Company’s director Stuart Lichter (“CH Capital Lending”), whereby CH Capital Lending agreed to lend us $10,500,000.

On June 16, 2022, we entered into a loan agreement with Stark Community Foundation, whereby Stark Community Foundation agreed to lend to us $5,000,000, of which we’ve drawn $2,500,000.

On July 1, 2022, we entered into an Energy Project Cooperative Agreement (the “EPC Agreement”) with Canton Regional Energy Special Improvement District, Inc., SPH Canton St, LLC, an affiliate of Stonehill Strategic Capital, LLC and City of Canton, Ohio. Under the EPC Agreement, we were provided $33,387,844 in Property Assessed Clean Energy (“PACE”) financing.

We believe that, as a result our demonstrated historical ability to finance and refinance debt, the transactions described above and current ongoing negotiations, it currently has sufficient cash and future financing to meet its funding requirements over the next year. Notwithstanding, we expect that it will need to raise additional financing to accomplish its development plan over the next several years. We are seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that we will be able to raise capital on terms that are acceptable or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If we are unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Cash Flows

Since inception, we have primarily used our available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Six Months Ended June 30,
	2022	2021
Cash (used in) provided by:
Operating Activities	$5,422,198	$(12,256,168)
Investing Activities	(40,022,805)	(26,098,120)
Financing Activities	35,042,816	71,968,919
Net (decrease) increase in cash and restricted	$442,209	$33,614,631

Cash Flows for the Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021

Operating Activities

Net cash provided by operating activities was $5,422,198 during the six months ended June 30, 2022, which consisted primarily of our net loss of $17,018,494, offset by non-cash depreciation expense of $6,769,866, amortization of note discounts of $2,478,298, payment-in-kind interest rolled into debt of $1,681,722, a loss on forgiveness of debt of $148,472, stock-based compensation expense of $2,570,919, and a change in fair value of warrant liability of $7,173,000. The changes in operating assets and liabilities consisted of an increase in accounts receivable of $370,525, a decrease in prepaid expenses and other assets of $1,430,448, an increase in accounts payable and accrued expenses of $8,196,272, an increase in due to affiliates of $1,777,542, and an increase in other liabilities of $4,830,587.

Net cash used in operating activities was $12,256,168 during the six months ended June 30, 2021, which consisted primarily of our net loss of $110,636,339, offset by non-cash depreciation expense of $5,893,067, amortization of note discounts of $2,398,727, stock-based compensation expense of $3,006,692, and a change in fair value of warrant liability of $90,035,112. The changes in operating assets and liabilities consisted primarily of a decrease in accounts receivable of $675,668, an increase in prepaid expenses and other assets of $2,033,495, and a decrease in accounts payable and accrued expenses of $2,060,008.

Investing Activities

Net cash used in investing activities was $40,022,805 and $26,098,120 during the six months ended June 30, 2022 and 2021, respectively, which consisted primarily of our project development costs.

Financing Activities

Net cash provided by financing activities was $35,042,816 during the six months ended June 30, 2022. This consisted primarily of $20,714,311 in proceeds from notes payable and $17,983,214 of proceeds from equity raises under our ATM, offset by $3,144,677 in repayments of notes payable, and $210,032 in payment of financing costs.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For information on our significant accounting policies please refer to Note 2 to our Consolidated Financial Statements.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of June 30, 2022, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

During the normal course of its business, the Company is subject to occasional legal proceedings and claims.

Item 1A. Risk factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by those described in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by our Form 10-Q for the quarter ended March 31, 2022, except as follows:

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

The certain amended and restated sponsorship and naming rights agreement, dated as of July 2, 2020 (the “Naming Rights Agreement”), by and among HOF Village, PFHOF and Johnson Controls is scheduled to expire on December 31, 2034, but provides termination rights both to (a) HOF Village and PFHOF and (b) Johnson Controls, which may be exercised in the event the other party, among other things, breaches any of its covenants and agreements under the Naming Rights Agreement beyond certain notice and cure periods. Additionally, Johnson Controls has a right to terminate the Naming Rights Agreement if (i) we do not provide evidence to Johnson Controls by October 31, 2021, that we have secured sufficient debt and equity financing to complete Phase II, subject to day-for-day extension due to force majeure and a notice and cure period, (ii) Phase II is not open for business by January 2, 2024 subject to day-for-day extension due to force majeure and a notice and cure period, or (iii) HOF Village is in default beyond applicable notice and cure periods under certain agreements, such as the Technology as a Service Agreement with Johnson Controls (the “TAAS Agreement”), among others. There can be no assurance that Phase II will be open for business by January 2, 2024. In addition, under the Naming Rights Agreement Johnson Controls’ obligation to make sponsorship payments to Newco may be suspended if Newco has not provided evidence reasonably satisfactory to Johnson Controls on or before December 31, 2020, subject to day-for-day extension due to Force Majeure, that Newco has secured sufficient debt and equity financing to complete Phase II.

In addition to the Naming Rights Agreement, Newco is party to a Technology as a Service Agreement dated October 9, 2020 with Johnson Controls (the “TAAS Agreement”). Pursuant to the TAAS Agreement, Johnson Controls will provide certain services related to the construction and development of the Hall of Fame Village powered by Johnson Controls (the “Project”), including, but not limited to, (i) design assist consulting, equipment sales and turn-key installation services in respect of specified systems to be constructed as part of Phase 2 and Phase 3 of the Project and (ii) maintenance and lifecycle services in respect of certain systems constructed as part of Phase 1, and to be constructed as part of Phase 2 and Phase 3, of the Project. Under the terms of the TAAS Agreement, Newco has agreed to pay Johnson Controls up to an aggregate of approximately $217 million for services rendered by Johnson Controls over the term of the TAAS Agreement. As of June 30, 2022 and December 31, 2021, approximately $195 million and $199 million, respectively, was remaining under the TAAS Agreement.

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

On May 10, 2022, the Company received from JCI a notice of termination (the “TAAS Notice”) of the TAAS Agreement effective immediately. The TAAS Notice states that termination of the TAAS Agreement by JCI is due to Newco’s alleged breach of its payment obligations. Additionally, JCI in the TAAS Notice demands the amount which is the sum of: (i) all past due payments and any other amounts owed by Newco under the TAAS Agreement; (ii) all commercially reasonable and documented subcontractor breakage and demobilization costs; and (iii) all commercially reasonable and documented direct losses incurred by JCI directly resulting from the alleged default by the Company and the exercise of JCI’s rights and remedies in respect thereof, including reasonable attorney fees.

Also on May 10, 2022, the Company received from JCI a notice of termination (“Naming Rights Notice”) of the Name Rights Agreement, effective immediately. The Naming Rights Notice states that the termination of the Naming Rights Agreement by JCI is due to JCI’s concurrent termination of the TAAS Agreement. The Naming Rights Notice further states that the Company must pay JCI, within 30 days following the date of the Naming Rights Notice, $4,750,000. The Company has not made such payment to date. The Naming Rights Notice states that Newco is also in breach of its covenants and agreements, which require Newco to provide evidence reasonably satisfactory to JCI on or before October 31, 2021, subject to day-for-day extension due to force majeure, that Newco has secured sufficient debt and equity financing to complete Phase II.

The Company disputes that it is in default under either the TAAS Agreement or the Naming Rights Agreement. The Company believes JCI is in breach of the Naming Rights Agreement and the TAAS Agreement due to their failure to make certain payments in accordance with the Naming Rights Agreement, and, on May 16, 2022, provided notice to JCI of these breaches. The Company is pursuing dispute resolution pursuant to the terms of the Naming Rights Agreement to simultaneously defend against JCI’s allegations and pursue its own claims. The ultimate outcome of this dispute cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying condensed consolidated financial statements. During the three and six months ended June 30, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of June 30, 2022 in the amount of $2,125,000. The balances due under the Naming Rights Agreement as of June 30, 2022 and December 31, 2021 amounted to $4,010,417 and $1,885,417, respectively.

The sponsorship and services agreement, dated as of December 19, 2018, as amended (the “Constellation Sponsorship Agreement”), by and among HOF Village, PFHOF and Constellation NewEnergy, Inc.,is scheduled to expire on December 31, 2029 but provides termination rights both to (a) HOF Village and PFHOF and (b) Constellation, which may be exercised if a party would suffer material damage to its reputation by association with the other party or if there is an event of default. An event of default under the Constellation Sponsorship Agreement includes a party’s failure to perform its material obligations for 60 days after receiving written notice from the other party and failure to cure such default; a party’s becoming insolvent or filing a voluntary petition in bankruptcy; a party’s being adjudged bankrupt; an involuntary petition under any bankruptcy or insolvency law being filed against a party; a party’s sale, assignment or transfer of all or substantially all of its assets (other than to an affiliate in the case of HOF Village or PFHOF). Additionally, Constellation has a right to terminate the Constellation Sponsorship Agreement effective as of December 31, 2023 for failure to recover its investment in the form of new business, if it provides written notice on or prior to December 1, 2022.

Loss of our existing title sponsors or other major sponsorship agreements, including the Naming Rights Agreement and Constellation Sponsorship Agreement, or failure to secure sponsorship agreements in the future on favorable terms, could have a material adverse effect on our business, financial condition and results of operations.

Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements, which could adversely impact the price and liquidity of our Common Stock.

On May 24, 2022, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price for the Common Stock had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

The Notice has no immediate effect on the listing of the Common Stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period, at which time the Staff will provide written notification to the Company that it complies with the Minimum Bid Requirement, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). The compliance period for the Company will expire on November 21, 2022.

If the Company does not regain compliance with the Minimum Bid Requirement during the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company does not meet the other listing standards, the Staff could provide notice that the Common Stock will become subject to delisting. In the event the Company receives notice that its Common Stock is being delisted, Nasdaq rules permit the Company to appeal any delisting determination by the Staff to a Hearings Panel (the “Panel”). The Company expects that its Common Stock would remain listed pending the Panel’s decision. However, there can be no assurance that, if the Company does appeal the delisting determination by the Staff to the Panel, that such appeal would be successful, or that the Company will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements.

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

Item 2. Unregistered sales of equity securities and use of proceeds

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

As part of the consideration for making the Loan, on June 8, 2022, the Company issued to MLF: (A) 125,000 shares of the Common Stock, and (B) a Series G warrant (the “Series G Warrants”) to purchase 125,000 shares of Common Stock. The exercise price of the Series G Warrants will be $1.50 per share. The Series G Warrants will become exercisable one year after issuance, subject to certain terms and conditions set forth in the Series G Warrants. Unexercised Series G Warrants will expire five years after issuance. The exercise price of the Series G Warrants will be subject to a weighted-average antidilution adjustment.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

10.1	Series G Warrant, dated June 8, 2022, issued by Hall of Fame Resort & Entertainment Company to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on June 13, 2022)
10.2	Promissory Note, dated June 16, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Retail I, LLC and HOF Village Retail II, LLC to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on June 17, 2022)
10.3	Business Loan Agreement, dated June 16, 2022, between Hall of Fame Resort & Entertainment Company and Stark Community Foundation, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on June 17, 2022)
10.4*	Energy Project Cooperative Agreement, dated June 29, 2022, among HOF Village Stadium, LLC, Canton Regional Energy Special Improvement District, Inc., SPH Canton St, LLC, and City of Canton, Ohio
10.5	Amendment Number 7 to Term Loan Agreement, dated as of August 5, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.9 of the Company’s Form S-3 Registration Statement (File No. 333-266750), filed with the Commission on August 10, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: August 11, 2022	By:	/s/ Michael Crawford
Michael Crawford
Chief Executive Officer
(Principal Executive Officer)