Form 10-Q
period 2022-09-30
Hall of Fame Resort & Entertainment Co
filed 2022-11-14
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 121,305,086 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash	$15,913,191	$10,282,983
Restricted cash	16,689,949	7,105,057
Accounts receivable, net	3,569,215	2,367,225
Prepaid expenses and other assets	3,284,943	8,350,604
Property and equipment, net	234,288,152	180,460,562
Right-of-use lease assets	7,607,835	-
Project development costs	139,989,064	128,721,480
Total assets	$421,342,349	$337,287,911

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$163,669,289	$101,360,196
Accounts payable and accrued expenses	23,777,574	12,120,891
Due to affiliate	3,709,773	1,818,955
Warrant liability	1,322,000	13,669,000
Financing liability	14,720,879	-
Derivative liability – interest rate swap	128,000	-
Operating lease liability	3,408,892	-
Other liabilities	5,400,574	3,740,625
Total liabilities	216,136,981	132,709,667

Commitments and contingencies (Note 6, 7, 8 and 9)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,917,000 shares authorized; no shares issued or outstanding at September 30, 2022 and December 31, 2021	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 200 and 15,200 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively; liquidation preference of $218,511 as of September 30, 2022	-	2
Series C convertible preferred stock, $0.0001 par value; 15,000 shares designated; 15,000 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively; liquidation preference of $15,595,000 as of September 30, 2022	2	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 121,203,324 and 97,563,841 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	12,120	9,756
Additional paid-in capital	334,517,827	305,117,091
Accumulated deficit	(128,390,649)	(99,951,839)
Total equity attributable to HOFRE	206,139,300	205,175,010
Non-controlling interest	(933,932)	(596,766)
Total equity	205,205,368	204,578,244
Total liabilities and stockholders’ equity	$421,342,349	$337,287,911

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues
Sponsorships, net of activation costs	$748,033	$1,554,454	$2,020,095	$4,538,292
Event, rents and cost recoveries	5,857,467	503,789	6,863,723	607,469
Hotel revenues	2,058,687	1,423,713	4,572,428	2,615,273
Total revenues	8,664,187	3,481,956	13,456,246	7,761,034

Operating expenses
Operating expenses	13,844,467	8,933,714	28,170,446	21,162,494
Hotel operating expenses	1,809,635	1,524,774	4,278,897	3,887,928
Commission expense	226,031	224,293	882,774	651,543
Impairment expense	-	1,748,448	-	1,748,448
Depreciation expense	2,650,719	2,993,583	9,420,585	8,886,650
Total operating expenses	18,530,852	15,424,812	42,752,702	36,337,063

Loss from operations	(9,866,665)	(11,942,856)	(29,296,456)	(28,576,029)

Other income (expense)
Interest expense, net	(1,670,377)	(981,945)	(3,805,310)	(2,941,672)
Amortization of discount on note payable	(1,132,440)	(1,326,620)	(3,610,738)	(3,725,347)
Change in fair value of warrant liability	1,838,000	22,469,170	9,011,000	(67,565,942)
Change in fair value of interest rate swap	(128,000)	-	(128,000)	-
(Loss) gain on extinguishment of debt	-	-	(148,472)	390,400
Total other income (expense)	(1,092,817)	20,160,605	1,318,480	(73,842,561)

Net (loss) income	$(10,959,482)	$8,217,749	$(27,977,976)	$(102,418,590)

Preferred stock dividends	(266,000)	(212,844)	(798,000)	(342,844)
Loss attributable to non-controlling interest	101,202	141,011	337,166	301,221

Net (loss) income attributable to HOFRE stockholders	$(11,124,280)	$8,145,916	$(28,438,810)	$(102,460,213)

Net (loss) income per share, basic	$(0.09)	$0.09	$(0.25)	$(1.16)

Weighted average shares outstanding, basic	118,437,440	95,044,250	112,327,645	88,382,322

Net (loss) income per share, diluted	$(0.09)	$(0.08)	$(0.25)	$(1.16)

Weighted average shares outstanding, diluted	118,437,440	102,540,809	112,327,645	88,382,322

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

	Series B Convertible Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholder’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Stockholders	Interest	Equity
Balance as of January 1, 2021	-	$-	-	$-	64,091,266	$6,410	$172,112,688	$(6,840,871)	$165,278,227	$(196,506)	$165,081,721

Stock-based compensation on restricted stock units	-	-	-	-	-	-	1,386,543	-	1,386,543	-	$1,386,543
February 12, 2021 Capital Raise, net of offering costs	-	-	-	-	12,244,897	1,224	27,560,774	-	27,561,998	-	27,561,998
February 18, 2021 Overallotment, net of offering costs	-	-	-	-	1,836,734	184	4,184,814	-	4,184,998	-	4,184,998
Exercise of Warrants	-	-	-	-	16,005,411	1,601	73,570,976	-	73,572,577	-	73,572,577
Net (loss) income	-	-	-	-	-	-	-	(126,147,182)	(126,147,182)	49,711	(126,097,471)

Balance as of March 31, 2021	-	$-	-	$-	94,178,308	$9,419	$278,815,795	$(132,988,053)	$145,837,161	$(146,795)	$145,690,366

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,620,149	-	1,620,149	-	1,620,149
Issuance of vested RSUs	-	-	-	-	24,028	2	(2)	-	-	-	-
Exercise of warrants	-	-	-	-	669,732	67	3,116,338	-	3,116,405	-	3,116,405
Sale of Series B preferred stock and warrants	15,200	2	-	-	-	-	15,199,998	-	15,200,000	-	15,200,000
Series B preferred stock dividends	-	-	-	-	-	-	-	(130,000)	(130,000)		(130,000)
Net income (loss)	-	-	-	-	-	-	-	15,671,053	15,671,053	(209,921)	15,461,132

Balance as of June 30, 2021	15,200	$2	-	$-	94,872,068	$9,488	$298,752,278	$(117,447,000)	$181,314,768	$(356,716)	$180,958,052

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,494,332	-	1,494,332	-	1,494,332
Stock-based compensation - common stock awards	-	-	-	-	25,000	3	72,497	-	72,500	-	72,500
Issuance of vested RSUs	-	-	-	-	50,393	5	(5)	-	-	-	-
Vesting of restricted stock units	-	-	-	-	178,801	18	(18)	-	-	-	-
Exercise of warrants	-	-	-	-	100,000	10	315,150	-	315,160	-	315,160
Series B preferred stock dividends	-	-	-	-	-	-	-	(212,844)	(212,844)		(212,844)
Net income (loss)	-	-	-	-	-	-	-	8,358,760	8,358,760	(141,011)	8,217,749

Balance as of September 30, 2021	15,200	$2	-	$-	95,226,262	$9,524	$300,634,234	$(109,301,084)	$191,342,676	$(497,727)	$190,844,949

Balance as of January 1, 2022	15,200	$2	-	$-	97,563,841	$9,756	$305,117,091	$(99,951,839)	$205,175,010	$(596,766)	$204,578,244

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,287,695	-	1,287,695	-	1,287,695
Stock-based compensation - common stock awards	-	-	-	-	25,000	3	28,497	-	28,500	-	28,500
Issuance of restricted stock awards	-	-	-	-	152,971	15	(15)	-	-	-	-
Vesting of restricted stock units	-	-	-	-	539,058	54	(54)	-	-	-	-
Sale of shares under ATM	-	-	-	-	12,581,986	1,258	14,233,674	-	14,234,932	-	14,234,932
Shares issued in connection with amendment of notes payable	-	-	-	-	860,000	86	802,975	-	803,061	-	803,061
Warrants issued in connection with amendment of notes payable	-	-	-	-	-	-	1,088,515	-	1,088,515	-	1,088,515
Modification of Series C and Series D warrants	-	-	-	-	-	-	3,736,000	-	3,736,000	-	3,736,000
Preferred stock dividends	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Exchange of Series B preferred stock for Series C preferred stock	(15,000)	(2)	15,000	2	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(7,846,097)	(7,846,097)	(77,372)	(7,923,469)

Balance as of March 31, 2022	200	$-	15,000	$2	111,722,856	$11,172	$326,294,378	$(108,063,936)	$218,241,616	$(674,138)	$217,567,478

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,254,724	-	1,254,724	-	1,254,724
Issuance of restricted stock awards	-	-	-	-	44,197	5	(5)	-	-	-	-
Vesting of restricted stock units	-	-	-	-	2,319	-	-	-	-	-	-
Shares issued in connection with issuance of notes payable	-	-	-	-	125,000	13	75,406	-	75,419	-	75,419
Warrants issued in connection with issuance of notes payable	-	-	-	-	-	-	18,709	-	18,709	-	18,709
Sale of shares under ATM	-	-	-	-	5,632,877	563	3,747,719	-	3,748,282	-	3,748,282
Preferred stock dividends	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(8,936,433)	(8,936,433)	(158,592)	(9,095,025)

Balance as of June 30, 2022	200	$-	15,000	$2	117,527,249	$11,753	$331,390,931	$(117,266,369)	$214,136,317	$(832,730)	$213,303,587

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	706,960	-	706,960	-	706,960
Issuance of restricted stock awards	-	-	-	-	45,860	5	(5)	-	-	-	-
Vesting of restricted stock units	-	-	-	-	108,924	10	(10)	-	-	-	-
Sale of shares under ATM	-	-	-	-	3,521,291	352	2,419,951	-	2,420,303	-	2,420,303
Preferred stock dividends	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(10,858,280)	(10,858,280)	(101,202)	(10,959,482)

Balance as of September 30, 2022	200	$-	15,000	$2	121,203,324	$12,120	$334,517,827	$(128,390,649)	$206,139,300	$(933,932)	$205,205,368

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(27,977,976)	$(102,418,590)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities
Depreciation expense	9,420,585	8,886,648
Amortization of note discounts	3,610,738	3,725,349
Interest paid in kind	2,659,044	1,500,382
Impairment expense	-	1,748,448
Loss (gain) on extinguishment of debt	148,472	(390,400)
Change in fair value of warrant liability	(9,011,000)	67,565,942
Change in fair value of interest rate swap	128,000	-
Stock-based compensation expense	3,277,879	4,573,524
Amortization of right of use asset	134,111	-
Changes in operating assets and liabilities:
Accounts receivable	(1,201,990)	(125,208)
Prepaid expenses and other assets	719,172	(1,648,247)
Accounts payable and accrued expenses	16,092,721	(2,537,410)
Operating Leases	13,436	-
Due to affiliates	2,740,818	105,112
Other liabilities	1,659,949	(1,231,141)
Net cash provided by (used in) operating activities	2,413,959	(20,245,591)

Cash Flows From Investing Activities
Additions to project development costs and property and equipment	(77,862,339)	(42,328,949)
Net cash used in investing activities	(77,862,339)	(42,328,949)

Cash Flows From Financing Activities
Proceeds from notes payable	68,807,100	6,900,000
Repayments of notes payable	(8,238,479)	(25,762,598)
Payment of financing costs	(5,447,177)	(515,000)
Proceeds from sale of Series B preferred stock and warrants	-	15,200,000
Proceeds from equity raises	-	31,746,996
Proceeds from exercise of warrants	-	23,485,200
Payment of Series B dividends	(450,000)	(43,333)
Proceeds from failed sale leaseback	15,588,519	-
Proceeds from sale of common stock under ATM	20,403,517	-
Net cash provided by financing activities	90,663,480	51,011,265

Net increase (decrease) in cash and restricted cash	15,215,100	(11,563,275)

Cash and restricted cash, beginning of year	17,388,040	40,053,461

Cash and restricted cash, end of period	$32,603,140	$28,490,186

Cash	$15,913,191	$13,208,269
Restricted Cash	16,689,949	15,281,917
Total cash and restricted cash	$32,603,140	$28,490,186

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$4,466,500	$2,358,770
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$3,346,580	$239,429
Settlement of warrant liability	$-	$53,518,942
Amendment of Series C warrant liability for equity classification	$3,336,000	$-
Amendment of Series C and D warrants	$400,000	$-
Initial value of right of use asset upon adoption of ASC 842	$7,741,955	$-
Accrued Series B preferred stock dividends	$348,000	$299,511
Amounts due to affiliate exchanged for note payable	$850,000	$-
Shares issued in connection with amendment of notes payable	$803,061	$-
Warrants issued in connection with amendment of notes payable	$1,088,515	$-
Shares issued in connection with issuance of notes payable	$75,419	$-
Warrants issued in connection with issuance of notes payable	$18,709	$-

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

The Company is a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, the Company owns the Hall of Fame Village powered by Johnson Controls, a multi-use sports, entertainment, and media destination centered around the PFHOF’s campus. The Company is pursuing a differentiation strategy across three pillars, including destination-based assets, HOF Village Media Group, LLC (“Hall of Fame Village Media”), and gaming . The Company is located in the only tourism development district in the state of Ohio.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Organization and Nature of Business (continued)

Liquidity

The Company has sustained recurring losses through September 30, 2022. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of September 30, 2022, the Company had approximately $16 million of unrestricted cash and cash equivalents and $16.7 million of restricted cash. The Company has approximately $18.7 million of debt coming due through December 31, 2023.

On March 1, 2022, the Company and ErieBank agreed to extend the MKG DoubleTree Loan (as defined in Note 4) in principal amount of $15,300,000 to September 13, 2023. See Note 4, Notes Payable, for more information on this transaction.

On March 1, 2022, the Company executed a series of transactions with affiliates of Industrial Realty Group, LLC, a Nevada limited liability company that is controlled by the Company’s director Stuart Lichter (“IRG”), and JKP Financial LLC (“JKP”), whereby the IRG affiliates and JKP extended certain of the Company’s debt in aggregate principal amount of $22,853,831 to March 31, 2024. See Note 4, Notes Payable, for more information on this transaction.

On June 16, 2022, the Company entered into a loan agreement with CH Capital Lending LLC, which is an affiliate of the Company’s director Stuart Lichter (“CH Capital Lending”), whereby CH Capital Lending agreed to lend the Company $10,500,000.

On June 16, 2022, the Company entered into a loan agreement with Stark Community Foundation, whereby Stark Community Foundation agreed to lend to the Company $5,000,000. Through September 30, 2022, the total of $5,000,000 has been provided to the Company. See Stark Community Foundation Loan under Note 4, Notes Payable, for more information on this transaction.

On July 1, 2022, the Company entered into an Energy Project Cooperative Agreement (the “EPC Agreement”) with Canton Regional Energy Special Improvement District, Inc., SPH Canton St, LLC, an affiliate of Stonehill Strategic Capital, LLC and City of Canton, Ohio. Under the EPC Agreement, the Company was provided $33,387,844 in Property Assessed Clean Energy (“PACE”) financing.

On August 31, 2022, the Company entered into a Business Loan Agreement (the “Business Loan Agreement”) with Stark County Port Authority (“Stark Port Authority”), pursuant to which the Company borrowed $5,000,000 (the “SCPA Loan”).

On September 15, 2022, the Company entered into a Business Loan Agreement with the City of Canton, Ohio (“City of Canton”), pursuant to which the Company borrowed $5,000,000 (the “Canton Loan”).

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Organization and Nature of Business (continued)

Liquidity

On September 27, 2022, the Company entered into a loan agreement with The Huntington National Bank, pursuant to which the lender agreed to loan up to $10,000,000 to the Subsidiary Borrowers, which may be drawn upon the Project achieving certain debt service coverage ratios. To date the Company has not received any funding from this loan agreement.

On September 27, 2022, the Company received approximately $14.7 million in proceeds from a failed sale-leaseback, net of financing costs and amounts held by the Landlord for future debt service. The Company recorded this transaction as a financing liability on the accompanying consolidated balance sheet. See Note 12.

On October 19, 2022, HOF Village Center for Performance, LLC and HOF Village Newco, LLC, subsidiaries of the Company, entered an Ohio Enterprise Bond Fund transaction (“OEBF”) with the State of Ohio and Stark County Port Authority. The OEBF issued $7,500,000 of Series 2022-3 bonds, the proceeds of which were loaned to the Stark County Port Authority and used to purchase Series 2022A bonds.

On November 7, 2022, the Company received approximately $49 million in net proceeds from a failed sale-leaseback, net of financing costs. See Note 13, Subsequent Events, for more information on this transaction.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021, filed on March 14, 2022. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2022.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances as of September 30, 2022 and December 31, 2021 were $16,689,949 and $7,105,057, respectively.

Accounts Receivable

Accounts receivable are generally amounts due under sponsorship and other agreements. Accounts receivable are reviewed for delinquencies on a case-by-case basis and are considered delinquent when the sponsor or debtor has missed a scheduled payment. Interest is not charged on delinquencies.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2022 and December 31, 2021, the Company has recorded an allowance for doubtful accounts of $3,312,500 and $0, respectively.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2022 and December 31, 2021, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts incurred for penalties and interest during the three or nine months ended September 30, 2022 and 2021. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2018 through 2021 remain subject to examination.

Advertising

The Company expenses all advertising and marketing costs as they are incurred and records them as “Operating expenses” on the Company’s condensed consolidated statements of operations. Total advertising and marketing costs for the three months ended September 30, 2022 and 2021 were $152,233 and $125,042, respectively and for the nine months ended September 30, 2022 and 2021 were $551,579 and 472,916, respectively.

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

Interest Rate Swap

To estimate fair value for the Company’s interest rate swap agreements, the Company utilizes a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The changes in fair value of the Company’s interest rate swap is recorded within other income and expense on the Company’s statement of operations.

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

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2022	December 31, 2021
Warrant liabilities – Public Series A Warrants	1	$955,000	$4,617,000
Warrant liabilities – Private Series A Warrants	3	10,000	110,000
Warrant liabilities – Series B Warrants	3	357,000	2,416,000
Warrant liabilities – Series C Warrants	3	-	6,526,000
Fair value of aggregate warrant liabilities		$1,322,000	$13,669,000

Fair value of interest rate swap liability	2	$128,000	$-

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

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Series C Warrants	Total Warrant Liability
Fair value as of December 31, 2021	$4,617,000	$110,000	$2,416,000	$6,526,000	$13,669,000

Amendment of warrants to equity classification	-	-	-	(3,336,000)	(3,336,000)
Change in fair value	(3,662,000)	(100,000)	(2,059,000)	(3,190,000)	(9,011,000)

Fair value as of September 30, 2022	$955,000	$10,000	$357,000	$-	$1,322,000

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

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Subsequent measurement (continued)

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022		March 1, 2022	December 31, 2021
	Private Series A Warrants	Series B Warrants	Series C Warrants	Private Series A Warrants	Series B Warrants	Series C Warrants
Term (years)	2.8	3.1	3.8	3.5	3.9	4.0
Stock price	$0.55	$0.55	$1.01	$1.52	$1.52	$1.52
Exercise price	$11.50	$1.40	$1.40	$11.50	$1.40	$1.40
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	59.01%	57.33%	54.7%	50.6%	50.6%	50.6%
Risk free interest rate	4.25%	4.25%	1.5%	1.3%	1.3%	1.3%

Number of shares	2,103,573	3,760,570	10,036,925	2,103,573	3,760,570	10,036,925
Value (per share)	$0.002	$0.09	$0.33	$0.05	$0.64	$0.65

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

For the three months ended September 30, 2021, the Company calculated net income per share, diluted, as follows:

For the Three Months Ended September 30, 2021
Numerator for net income per share
Net income attributable to common stock – basic	$8,145,916
Reverse: change in fair value of warrant liabilities	(16,363,170)
Net loss available to common stockholders – diluted	$(8,217,254)

Denominator for net income per share
Weighted average shares outstanding – basic	95,044,250
Warrants to purchase shares of common stock, treasury method	7,496,560
Weighted average shares outstanding – diluted	102,540,809

Net income per share – basic	$0.09

Net income per share – diluted	$(0.08)

For the three and nine months ended September 30, 2022, and for the nine months ended September 30, 2021, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive and the calculations are presented on the accompanying condensed consolidated statements of operations.

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share (continued)

For the three and nine months ended September 30, 2022 and 2021, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Warrants to purchase shares of Common Stock	44,137,349	27,214,854	44,137,349	41,012,349
Unvested restricted stock awards	-	238,643	-	238,643
Unvested restricted stock units to be settled in shares of Common Stock	2,815,589	2,869,754	2,815,589	2,869,754
Shares of Common Stock issuable upon conversion of convertible notes	24,589,120	3,401,180	24,589,120	3,401,180
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	65,359	4,967,320	65,359	4,967,320
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	10,000,000	-	10,000,000	-
Total potentially dilutive securities	81,607,417	38,691,751	81,607,417	52,489,246

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

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Subsequent Events

Subsequent events have been evaluated through November 14, 2022, the date the condensed consolidated financial statements were issued. Except for as disclosed in Notes 1 and 13, no other events have been identified requiring disclosure or recording.

Note 3: Property and Equipment

Property and equipment consists of the following:

	Useful Life	September 30, 2022	December 31, 2021
Land		$12,414,473	$4,186,090
Land improvements	25 years	43,063,468	31,194,623
Building and improvements	15 to 39 years	233,725,546	192,384,530
Equipment	5 to 10 years	4,148,825	2,338,894
Property and equipment, gross		293,352,312	230,104,137

Less: accumulated depreciation		(59,064,160)	(49,643,575)
Property and equipment, net		$234,288,152	$180,460,562

Project development costs		$139,989,064	$128,721,480

For the three months ended September 30, 2022 and 2021, the Company recorded depreciation expense of $2,650,719 and $2,993,581, respectively, and for the nine months ended September 30, 2022 and 2021, of $9,420,585 and $8,886,648, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred $52,560,589 and $39,514,231 of capitalized project development costs, respectively.

For the three and nine months ended September 30, 2022, the Company transferred $27,687,727 and $40,556,269 from Construction in Progress to Fixed Assets, respectively.

Included in project development costs are film development costs of $464,000 and $464,000 as of September 30, 2022 and December 31, 2021, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4: Notes Payable, net

Notes payable, net consisted of the following at September 30, 2022:

	Gross	Discount	Net	Interest Rate	Maturity Date
TIF loan	$9,345,000	$(1,569,914)	$7,775,086	5.20%	7/31/2048
Preferred equity loan	3,600,000	-	3,600,000	7.00%	Various
City of Canton Loan	3,500,000	(5,630)	3,494,370	5.00%	7/1/2027
New Market/SCF	2,999,989	-	2,999,989	4.00%	12/30/2024
Constellation EME	1,336,377	-	1,336,377	6.05%	12/31/2022
JKP Capital Loan	8,990,869	(529,490)	8,461,379	12.00%	3/31/2024
MKG DoubleTree Loan	15,300,000	-	15,300,000	6.55%	9/13/2023
Convertible PIPE Notes	25,919,595	(8,890,345)	17,029,250	10.00%	3/31/2025
Canton Cooperative Agreement	2,670,000	(169,926)	2,500,074	3.85%	5/15/2040
CH Capital Loan	8,721,661	(942,922)	7,778,739	12.00%	3/31/2024
Constellation EME #2	3,773,201	-	3,773,201	5.93%	4/30/2026
IRG Split Note	4,273,543	(289,930)	3,983,613	8.00%	3/31/2024
JKP Split Note	4,273,543	(253,045)	4,020,498	8.00%	3/31/2024
ErieBank Loan	17,982,720	(552,126)	17,430,594	5.75%	6/15/2034
PACE Equity Loan	8,250,966	(274,230)	7,976,736	6.05%	12/31/2046
PACE Equity CFP	1,059,993	(27,586)	1,032,407	6.05%	12/31/2046
CFP Loan	4,000,000	(81,378)	3,918,622	6.50%	4/30/2023
Stark County Community Foundation	5,000,000	-	5,000,000	6.00%	5/31/2029
CH Capital Bridge Loan	7,000,000	-	7,000,000	12.00%	3/31/2024
Stadium PACE Loan	33,387,844	(4,117,551)	29,270,293	6.00%	7/31/2048
Stark County Infrastructure Loan	5,000,000	-	5,000,000	6.00%	8/30/2029
City of Canton Infrastructure Loan	5,000,000	(11,939)	4,988,061	6.00%	6/30/2029
Total	$181,385,301	$(17,716,012)	$163,669,289

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

During the three months ended September 30, 2022 and 2021, the Company recorded amortization of note discounts of $1,132,440 and $1,326,620, respectively, and for the nine months ended September 30, 2022 and 2021, of $3,610,738 and $3,725,347, respectively.

During the nine months ended September 30, 2022 and 2021, the Company recorded paid-in-kind interest of $2,659,044 and $1,500,382, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4: Notes Payable, net (continued)

Accrued Interest on Notes Payable

As of September 30, 2022 and December 31, 2021, accrued interest on notes payable, were as follows:

	September 30, 2022	December 31, 2021
TIF loan	$33,159	$22,208
Preferred equity loan	48,825	203,350
New Market/SCF	48,500	89,682
City of Canton Loan	1,533	5,979
JKP Capital Note	-	1,251,395
Canton Cooperative Agreement	69,902	39,416
CH Capital Loan	55,652	-
IRG Split Note	28,490	-
JKP Split Note	28,490	-
ErieBank Loan	31,910	26,706
PACE Equity Loan	410,950	30,824
Stark Community Foundation	44,167	-
CH Capital Bridge Loan	269,000	-
Stark County Infrastructure Loan	6,667	-
City of Canton Infrastructure Loan	12,500
Stadium PACE Loan	500,818	-
Total	$1,590,563	$1,669,560

The amounts above were included in “accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

For more information on the notes payable above, please see Note 4 of the Company’s Annual Report on Form 10-K, as filed on March 14, 2022.

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4: Notes Payable, net (continued)

JKP Capital Loan

On June 24, 2020, HOF Village and HOFV Hotel II executed a loan evidenced by a promissory note (the “JKP Capital Loan”) in favor of JKP Financial, LLC (“JKP”) for the principal sum of $7,000,000. The JKP Capital Loan bears interest at a rate of 12% per annum and matured on December 2, 2021, on which date all unpaid principal and accrued and unpaid interest was due. The JKP Capital Loan is secured by the membership interests in HOFV Hotel II held by HOF Village.

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

IRG Split Note

On March 1, 2022, the Company entered into a First Amended and Restated Promissory Note with IRG, which amended and restated the IRG Split Note (the “Amended IRG Split Note). The Amended IRG Split Note extended the maturity to March 31, 2024. Under the Amended IRG Split Note , the principal and accrued interest are convertible into shares of Common Stock at a conversion price of $1.50 per share, subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment. The principal amount of the Amended IRG Split Note is $4,273,543.

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

IRG Split Note (continued)

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

PACE Equity CFP

On April 28, 2022, the City of Canton, in coordination with the Canton Regional Energy Special Improvement District, approved legislation that will enable the Company to receive $3,200,000 in Property Assessed Clean Energy (“PACE”) financing in conjunction with the implementation of various energy-efficient improvements at the Center for Performance. Through September 30, 2022, the Company received $1,059,994 of this financing.

Stark County Community Foundation

On June 16, 2022, the Company entered into a loan agreement with Stark pursuant to which Stark agreed to lend $5,000,000 to the Company. Of this amount, the Company borrowed $5,000,000 (the “SCF Loan”) through September 30, 2022. The interest rate applicable to the SCF Loan is 6.0% annum. Interest payments are paid annually on December 31 of each year. The SCF Loan is unsecured and matures on May 31, 2029. The Company may prepay the SCF Loan without penalty.

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4: Notes Payable, net (continued)

Stark County Community Foundation (continued)

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

CH Capital Bridge Loan

On June 16, 2022, The Company and its subsidiaries HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers (the “Borrowers”), borrowed $10,500,000 (the “CH Capital Bridge Loan”) from CH Capital Lending. The CH Capital Bridge Loan is evidenced by a Promissory Note issued by the Borrowers to CH Capital Lending. Interest accrues on the Note at 12% per annum, compounded monthly. The maturity date of the Note was September 10, 2022. Borrowers have the right to prepay all or any portion of the principal amount of the Note at any time before the maturity date without penalty. Under the Note, the net proceeds of a financing that occurs after the date of the Note shall be used to prepay the Note. The Note is secured by: (i) a mortgage on real property on which the Company is building its Fan Engagement Zone (an 82,000-square-foot promenade located strategically within the campus footprint, which will include restaurants, retailers and experiential offerings) and (ii) a pledge and security interest in all of the membership interests of HOF Village Waterpark, LLC, and HOF Village Hotel I, LLC held by Newco, each of which is direct or indirect wholly-owned subsidiary of the Company.

In September 2022, the Company repaid $3,500,000 on the CH Capital Bridge Loan. As of September 30, 2022, the Company had not yet repaid the balance of the loan. On November 8, 2022, the Company amended the CH Capital Bridge Loan to, among other things, extend the maturity date of the loan to March 31, 2024. See Note 13 Subsequent Events for more information.

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

Stadium PACE Loan

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

Stark County Infrastructure Loan

On August 31, 2022, the Company entered into an unsecured loan agreement with Stark County Port Authority, pursuant to which we borrowed $5,000,000 (“SCPA Loan”). The interest rate applicable to the SCPA Loan is six percent (6.0%) per annum (compounded quarterly). Interest payments under the SCPA Loan are paid quarterly beginning on December 31, 2022. The SCPA Loan matures on August 30, 2029 and the Company may prepay without penalty.

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4: Notes Payable, net (continued)

Stark County Infrastructure Loan (continued)

Events of default under the SCPA Loan include without limitation: (i) a payment default, (ii) our failure to complete the infrastructure development for Phase II on or before December 31, 2024, or (iii) our failure to comply with any non-monetary covenant contained in the loan agreement, subject to a cure period. Upon the occurrence of default beyond any applicable grace or cure period: (a) interest due will increase by 5% per annum; and (b) Stark County Port Authority may, at its option, declare our obligations under the loan agreement to be immediately due and payable.

The SCPA Loan contains customary affirmative and negative covenants for this type of loan, including without limitation (i) affirmative covenants, including furnish Stark County Port Authority with such financial statements and other related information at such frequencies and in such detail as Stark County Port Authority may reasonably request and use all SCPA Loan proceeds solely for the infrastructure development for the construction of Phase II, and (ii) negative covenants, including restrictions on additional indebtedness, prepayment of other indebtedness, transactions with related parties, additional liens, mergers and acquisitions, and standard prohibitions on change of control.

City of Canton Infrastructure Loan

On September 15, 2022, the Company entered into a business loan agreement with City of Canton, pursuant to which the Company borrowed $5,000,000. The interest rate applicable to the Canton Loan is six percent (6%) per annum (compounded quarterly). Interest payments under the Canton Loan are paid quarterly beginning on December 31. The Canton Loan is unsecured and matures on June 30, 2029. The Company may prepay the Canton Loan without penalty.

Events of default under the business loan agreement include without limitation: (i) a payment default, (ii) the Company’s failure to complete the infrastructure development for Phase II on or before December 31, 2024, and (iii) the Company’s failure to comply with any non-monetary covenant contained in the business loan agreement, subject to the applicable cure period. Upon the occurrence of an event of default under the business loan agreement beyond any applicable grace or cure period: (a) interest due will increase by 5% per annum; and (b) City of Canton may, at its option, declare the Company’s obligations under the business loan agreement to be immediately due and payable.

The business loan agreement contains customary affirmative and negative covenants for this type of loan, including without limitation (i) affirmative covenants, including furnish City of Canton with such financial statements and other related information at such frequencies and in such detail as City of Canton may reasonably request and use all Canton Loan proceeds solely for the infrastructure development for the construction of Phase II, and (ii) negative covenants, including restrictions on additional indebtedness, prepayment of other indebtedness, transactions with related parties, additional liens, mergers and acquisitions, and standard prohibitions on change of control.

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4: Notes Payable, net (continued)

Huntington Loan

On September 27, 2022, HOF Village Retail I, LLC and HOF Village Retail II, LLC, subsidiaries of the Company, as borrowers (the “Subsidiary Borrowers”), entered into a loan agreement with The Huntington National Bank, pursuant to which the lender agreed to loan up to $10,000,000 to the Subsidiary Borrowers, which may be drawn upon the Project achieving certain debt service coverage ratios.

The Loan is evidenced by a Promissory Note, dated September 27, 2022 (the “Note”), issued by the Subsidiary Borrowers to the Lender. Under the Note, the outstanding amount of the Loan bears interest at a per annum rate equal to the Term SOFR (as defined in the Note) plus a margin ranging from 2.60% to 3.50% per annum. The Subsidiary Borrowers may prepay the Loan without penalty. The Loan is secured by an open end mortgage (leasehold), assignment of leases and rents, security agreement, and fixture filing given by the Subsidiary Borrowers and granting a valid and subsisting first lien on Subsidiary Borrower’s leasehold interest in the Land (defined below), and a security interest in the personal property and fixtures (collectively, the “Collateral”).

The Loan matures on September 27, 2024 (the “Initial Maturity Date”). However, Subsidiary Borrowers have the option (the “Extension Option”) to extend the Initial Maturity Date for an additional thirty six (36) months, provided that, among other things, (i) Subsidiary Borrowers pay to Lender an extension fee equal to 0.15% of the then outstanding principal balance of the Loan; and (ii) the Project has achieved a 1.30:1.00 debt service coverage ratio.

Repayment of the Loan is guaranteed pursuant to a Guaranty of Payment, dated September 27, 2022 (the “Guaranty of Payment”), by our director Stuart Lichter, and Stuart Lichter, Trustee of the Stuart Lichter Trust u/t/d dated November 13, 2011 (collectively, the “Guarantor”), in favor of the Lender. The Company and the Subsidiary Borrowers entered into a letter agreement with the Guarantor, dated September 27, 2022 (the “Guaranty Fee Letter Agreement”), agreeing pay the Guarantor a fee of 2.5% of the Loan proceeds disbursed by Lender to the Subsidiary Borrowers as and when Loan proceeds are disbursed to Subsidiary Borrowers.

Events of default under the Loan Agreement include without limitation: (i) a payment default, (ii) the failure of the Subsidiary Borrowers to comply with any non-monetary covenant contained in the Loan Agreement, subject to applicable cure period, (iii) one or more final, unappealable judgments for the payment of money are entered against the Subsidiary Borrowers in amounts aggregating in excess of $50,000 or against any Guarantor in amounts aggregating in excess of $50,000, (iv) the death or incapacity of the Guarantor without Subsidiary Borrowers providing a replacement guarantor within 90 days, or (v) Lender reasonably determines that a material adverse change has occurred with respect to the Subsidiary Borrowers’ financial condition, results of operations, business or prospects or the Subsidiary Borrowers’ ability to pay the Loan in accordance with the terms thereof or the value of the Collateral or the priority of Lender’s lien on any Collateral. Upon the occurrence of an event of default under the Loan Agreement beyond any applicable grace or cure period: (a) interest due will increase by 5% per annum; and (b) Lender may, at its option, declare the Subsidiary Borrowers’ obligations under the Loan Agreement to be immediately due and payable, and (c) Lender may appropriate and apply to the payment of the Note or of any sums due under the Loan Agreement, any and all accounts or money of Subsidiary Borrowers then or thereafter in the possession of Lender, or its Affiliates.

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4: Notes Payable, net (continued)

Huntington Loan (continued)

The Loan Agreement contains customary affirmative and negative covenants for this type of loan, including without limitation: (i) affirmative covenants, including furnish Lender with such financial statements and other related information at such frequencies and in such detail as Lender may reasonably request, and (ii) negative covenants, including restrictions on additional indebtedness, prepayment of other indebtedness, additional liens, mergers and acquisitions, and standard prohibitions on change of control. In addition, (a) the Subsidiary Borrowers must establish and maintain all operating deposit accounts with the Lender, (b) the Loan to value ratio must be no more than sixty five percent ( 65%) based upon a current appraisal of the Property, subject to certain exceptions, and (c) Subsidiary Borrowers must enter into one or more hedging contracts in form and substance reasonably acceptable to Lender, protecting against fluctuations in interest rates, in an amount equal to the face amount of the Note.

In connection with entering into the Loan Agreement the Subsidiary Borrowers paid customary fees and expenses.

As of September 30, 2022, the Company has not drawn under the loan agreement.

Additionally, in connection with the Huntington Loan, on September 27, 2022, the Company entered into an interest rate swap agreement with a notional amount of $10 million to hedge a portion of the Company’s outstanding Secured Overnight Financing Rate (“SOFR”) debt with a fixed interest rate of 4.0%. The effective date of the interest rate swap is October 1, 2024 and the termination date is September 27, 2027.

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of September 30, 2022 are as follows:

For the years ending December 31,	Amount
2022 (three months)	$8,780,840
2023	16,889,801
2024	35,375,531
2025	32,284,792
2026	2,028,797
Thereafter	86,025,540
Total Gross Principal Payments	$181,385,301

Less: Discount	(17,716,012)

Total Net Principal Payments	$163,669,289

The Company has various debt covenants that require certain financial information to be met. If the Company does not meet the requirements of the debt covenants, the Company will be responsible for paying the full outstanding amount of the note immediately. As of September 30, 2022, the Company was in compliance with all relevant debt covenants.

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

The Company had 200 and 15,200 shares of 7.00% Series B Convertible Preferred Stock (“Series B Preferred Stock”) outstanding and 15,200 and 15,200 shares authorized as of September 30, 2022 and December 31, 2021, respectively. On the third anniversary of the date on which shares of Series B Preferred Stock are first issued (the “Automatic Conversion Date”), each share of Series B Preferred Stock, except to the extent previously converted pursuant to an Optional Conversion (as defined below), shall automatically be converted into shares of Common Stock (the “Automatic Conversion”). At any time following the date on which shares of Series B Preferred Stock are first issued, and from time to time prior to the Automatic Conversion Date, each holder of Series B Preferred Stock shall have the right, but not the obligation, to elect to convert all or any portion of such holder’s shares of Series B Preferred Stock into shares of Common Stock, on terms similar to the Automatic Conversion (any such conversion, an “Optional Conversion”).

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

2020 Omnibus Incentive Plan

On July 1, 2020, in connection with the closing of the Business Combination, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately upon the closing of the Business Combination. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 1,812,727 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by four million the number of shares of Common Stock, that will be available for issuance under the 2020 Omnibus Incentive Plan, resulting in a maximum of 5,812,727 shares that can be issued under the amended 2020 Omnibus Inventive Plan. The amendment to the 2020 Omnibus Incentive Plan was previously approved by the Board of Directors of the Company, and the amended 2020 Omnibus Incentive Plan became effective on June 2, 2021. As of September 30, 2022, 2,086,018 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5: Stockholders’ Equity (continued)

Equity Distribution Agreement

On September 30, 2021, the Company entered into an Equity Distribution Agreement with Wedbush Securities Inc. and Maxim Group LLC with respect to an at-the-market offering program under which the Company may, from time to time, offer and sell shares of the Company’s Common Stock having an aggregate offering price of up to $50 million. From January 1 through September 30, 2022, approximately 21.7 million shares were sold resulting in net proceeds to the Company totaling approximately $20.4 million. The remaining availability under the Equity Distribution Agreement as of September 30, 2022 was approximately $25.7 million.

Issuance of Restricted Stock Awards

The Company’s activity in restricted Common Stock was as follows for the nine months ended September 30, 2022:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2022	238,643		$9.31
Granted	337,436		$0.95
Vested	(576,079)		$4.41
Non–vested at September 30, 2022	-	$

For the three months ended September 30, 2022 and 2021, stock-based compensation related to restricted stock awards was $177,411 and $554,547, respectively, and for the nine months ended September 30, 2022 and 2021, $1,630,871 and $1,885,733, respectively. Stock-based compensation related to restricted stock awards was included in is a component of “Operating expenses” in the condensed consolidated statement of operations. As of September 30, 2022, unamortized stock-based compensation costs related to restricted share arrangements were $0.

Issuance of Restricted Stock Units

During the nine months ended September 30, 2022, the Company granted an aggregate of 1,953,220 Restricted Stock Units (“RSUs”) to its employees and directors, of which 639,093 were granted under the 2020 Omnibus Incentive Plan and 1,314,127 were granted as inducement awards. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which was a range of $0.55 to $1.16 for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Units (continued)

The Company’s activity in RSUs was as follows for the nine months ended September 30, 2022:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2022	2,207,337	$2.34
Granted	1,953,220	$0.94
Vested	(693,332)	$2.32
Forfeited	(651,636)	$2.34
Non–vested at September 30, 2022	2,815,589	$1.35

For the three months ended September 30, 2022 and 2021, the Company recorded $529,549 and $848,108, respectively, in employee and director stock-based compensation expense, and for the nine months ended September 30, 2022 and 2021, $1,618,508 and $2,615,301, respectively. Employee and director stock-based compensation expense is a component of “Operating expenses” in the condensed consolidated statement of operations. As of September 30, 2022, unamortized stock-based compensation costs related to restricted stock units were $2,669,106 and will be recognized over a weighted average period of 0.9 years.

Warrants

The Company’s warrant activity was as follows for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2022	41,012,349	$7.82	3.59
Granted	3,125,000	$1.30
Outstanding – September 30, 2022	44,137,349	$7.36	3.11	$
Exercisable – September 30, 2022	42,512,349	$7.59	3.06	$

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

Additionally, on October 9, 2020, Newco, entered into a Technology as a Service Agreement (the “TAAS Agreement”) with JCI. Pursuant to the TAAS Agreement, JCI will provide certain services related to the construction and development of the Hall of Fame Village powered by JCI (the “Project”), including, but not limited to, (i) design assist consulting, equipment sales and turn-key installation services in respect of specified systems to be constructed as part of Phase 2 and Phase 3 of the Project and (ii) maintenance and lifecycle services in respect of certain systems constructed as part of Phase 1, and to be constructed as part of Phase 2 and Phase 3, of the Project. Under the terms of the TAAS Agreement, Newco has agreed to pay JCI up to an aggregate of approximately $217 million for services rendered by JCI over the term of the TAAS Agreement. As of September 30, 2022 and December 31, 2021, approximately $195 million and $199 million, respectively, was remaining under the TAAS Agreement.

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Johnson Controls, Inc. (continued)

As of September 30, 2022, scheduled future cash to be received under the Naming Rights Agreement is as follows:

	Unrestricted	Activation	Total
2022 (three months)	$4,000,000	$750,000	$4,750,000
2023	4,000,000	750,000	4,750,000
2024	4,250,000	750,000	5,000,000
2025	4,250,000	750,000	5,000,000
2026	4,250,000	750,000	5,000,000
Thereafter	35,531,251	6,000,000	41,531,251

Total	$56,281,251	$9,750,000	$66,031,251

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Amended Sponsorship Agreement. During the three and nine months ended September 30, 2021, the Company recognized $1,130,708 and $3,364,155, respectively, of net sponsorship revenue related to the Naming Rights Agreement.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Johnson Controls, Inc. (continued)

The Company disputes that it is in default under either the TAAS Agreement or the Naming Rights Agreement. The Company believes JCI is in breach of the Naming Rights Agreement and the TAAS Agreement due to their failure to make certain payments in accordance with the Naming Rights Agreement, and, on May 16, 2022, provided notice to JCI of these breaches. The Company is pursuing dispute resolution pursuant to the terms of the Naming Rights Agreement to simultaneously defend against JCI’s allegations and pursue its own claims. The ultimate outcome of this dispute cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying condensed consolidated financial statements. During the three and nine months ended September 30, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of September 30, 2022 in the amount of $3,312,500. The balances due under the Naming Rights Agreement as of September 30, 2022 and December 31, 2021 amounted to $5,197,917 and $1,885,417, respectively.

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

As of September 30, 2022, scheduled future cash to be received under the agreements, excluding the Johnson Controls Naming Rights Agreement, is as follows:

Year ending December 31,

2022 (three months)	$654,759
2023	2,814,220
2024	2,406,265
2025	2,317,265
2026	2,167,265
Thereafter	6,271,792

Total	$16,631,566

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended September 30, 2022 and 2021, the Company recognized $748,033 and $1,554,454 of net sponsorship revenue, respectively, and for the nine months ended September 30, 2022 and 2021, $2,020,095 and $4,538,292, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7: Other Commitments

Lessor Commitments

As of September 30, 2022, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries. The future minimum lease commitments under this lease, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:

2022 (three months)	$50,603
2023	320,208
2024	289,906
2025	279,122
2026	268,802
Thereafter	1,093,060
Total	$2,301,701

Employment Agreements

The Company has employment agreements with many of its key executive officers that usually have terms between one and three years.

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. In consideration of the services performed by Crestline, the Company agreed to the greater of: 2% of gross revenues or $10,000 per month in base management fees and other operating expenses. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024. For the three months ended September 30, 2022 and 2021, the Company paid and incurred $51,466 and $30,000, respectively in management fees, and for the nine months ended September 30, 2022 and 2021, $114,310 and $90,000, respectively.

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

Sports Betting Agreements

On July 14, 2022, Newco entered into an Online Market Access Agreement with Instabet, Inc. doing business as betr (“Instabet”), pursuant to which Instabet will serve as a Mobile Management Services Provider (as defined under applicable Ohio gaming law) wherein Instabet will host, operate and support a branded online sports betting service in Ohio, subject to procurement of all necessary licenses. The initial term of the Online Market Access Agreement is ten years. As part of this agreement, Newco will receive a limited equity interest in Instabet and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing.

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

On November 2, 2022, Newco received conditional approval from the Ohio Casino Control Commission for a Type A (mobile) and a Type B (retail) sports gaming proprietor license. See Note 13: Subsequent Events.

Other Liabilities

Other liabilities consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Activation fund reserves	$3,588,974	$3,537,347
Deferred revenue	1,549,931	203,278
Deposits and other liabilities	261,669	-
Total	$5,400,574	$3,740,625

Other Commitments

The Company has other commitments, as disclosed in Notes 6, 8 and 9 within these condensed consolidated footnotes.

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

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at September 30, 2022 and December 31,2021:

	September 30, 2022	December 31, 2021
Due to IRG Member	$1,882,136	$1,041,847
Due to IRG Affiliate	116,900	116,900
Due to PFHOF	1,710,737	660,208
Total	$3,709,773	$1,818,955

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

The future minimum payments under this agreement as of September 30, 2022 are as follows:

For the years ending December 31,	Amount
2022 (three months)	$318,750
2023	600,000
2024	600,000
2025	600,000
2026	600,000
Thereafter	7,350,000
Total Gross Principal Payments	$10,068,750

During the three months ended September 30, 2022 and 2021, the Company paid $212,500 and $0 of the annual license fee, respectively, and for the nine months ended September 30, 2022 and 2021, $581,250 and $0, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10: Concentrations

For the three months ended September 30, 2022, two customers represented approximately 40% and 17% of the Company’s sponsorship revenue. For the three months ended September 30, 2021, one customer represented approximately 33% of the Company’s sponsorship revenue. For the nine months ended September 30, 2022, two customers represented approximately 43.4% and 18.5% of the Company’s sponsorship revenue. For the nine months ended September 30, 2021, two customers represented approximately 43% and 11% of the Company’s sponsorship revenue.

As of September 30, 2022, one customer represented approximately 84.4% of the Company’s sponsorship accounts receivable. As of December 31, 2021, one customer represented approximately 88% of the Company’s sponsorship accounts receivable.

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

The Company’s operating leases are comprised primarily of ground leases and equipment leases. Balance sheet information related to our leases is present below (ASC 842 was adopted on January 1, 2022):

	September 30,	December 31,
	2022	2021
Operating leases:
Right-of-use assets	$7,607,835	$–
Lease liability	3,408,892	–
Finance leases:
Right-of-use assets	-	–
Lease liability	14,720,879	–

Other information related to leases is presented below:

Nine Months Ended September 30, 2022
Operating lease cost	$386,279
Other information:
Operating cash flows from operating leases	238,723
Weighted-average remaining lease term – operating leases (in years)	91.8
Weighted-average discount rate – operating leases	10.0%

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11: ROU Assets and Lease Liabilities (continued)

As of September 30, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2022 (three months)	$79,574
2023	333,004
2024	311,900
2025	311,900
2026	311,900
Thereafter	41,436,900
Total future minimum lease payments, undiscounted	42,785,178
Less: imputed interest	(39,376,286)
Present value of future minimum lease payments	$3,408,892

Note 12: Failed Sale-Leaseback Financing Obligation

On September 27, 2022 the Company sold the land under the Company’s Fan Engagement Zone. Simultaneously, the Company entered into a lease agreement with the buyer of the property (the sale of the property and simultaneous leaseback is referred to as the “Sale-Leaseback”). The Sale-Leaseback is repayable over a 99-year term. Under the terms of the lease agreement, the Company’s initial basic rent is approximately $307,125 per quarter, with annual increases of approximately 2% each year of the term.

The Company accounted for the Sale-Leaseback as a financing transaction with the purchaser of the property in accordance with ASC 842 as the lease agreement was determined to be a finance lease. The Company concluded the lease agreement met the qualifications to be classified as a finance lease due to the significance of the present value of the lease payments, using a discount rate of 10.25% to reflect the Company’s incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date.

The presence of a finance lease indicates that control of the land under the Fan Engagement Zone has not transferred to the buyer/lessor and, as such, the transaction was deemed a failed sale-leaseback and must be accounted for as a financing arrangement. As a result of this determination, the Company is viewed as having received the sales proceeds from the buyer/lessor in the form of a hypothetical loan collateralized by its leased land. The hypothetical loan is payable as principal and interest in the form of “lease payments” to the buyer/lessor. As such, the Company will not derecognize the property from its books for accounting purposes until the lease ends.

As of September 30, 2022, the carrying value of the financing liability was $14,720,879, net of $867,641 in debt issuance costs. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. No gain or loss was recognized related to the Sale-Leaseback for the three and nine months ended September 30, 2022.

Under the terms of the Ground Lease, TWAIN withheld $2,631,481, representing 24 months’ worth of rent under the ground lease.

Further, the Company has a right to re-purchase the land from TWAIN at any time on or after September 27, 2025 at a fixed price according to the lease.

Remaining future cash payments related to the financing liability, for the fiscal years ending December 31 are as follows:

2022 (three months)	$-
2023	-
2024	313,268
2025	1,278,131
2026	1,303,694
Thereafter	367,649,843
Total Minimum Liability Payments	370,544,936
Imputed Interest	(355,824,057)
Total	$14,720,879

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 13: Subsequent Events (continued)

Tourism Development District – Ohio Enterprise Bond Fund Transaction

On October 19, 2022, HOF Village Center for Performance, LLC and HOF Village Newco, LLC, subsidiaries of the Company, entered an Ohio Enterprise Bond Fund transaction (“OEBF”) with the State of Ohio and Stark County Port Authority. The OEBF issued $7,500,000 of Series 2022-3 bonds, the proceeds of which were loaned to the Stark County Port Authority and used to purchase Series 2022A bonds. The interest on the bonds will be 5.413% which will produce, net of required reserves and transaction costs, approximately $6,077,738 of bond proceeds. The term is approximately 24.75 years with the first debt service payment due December 1, 2022 and final payment December 1, 2046.

HOF Village Center for Performance, LLC granted a second mortgage on the Center for Performance parcel and improvements with HOF Village Newco, LLC providing a guaranty of completion of the Center for Performance improvements, lien free, and a guarantee of payment of any debt service due to the extent Tourism Development District revenues are not sufficient to make payments. Tourism Development District revenues are the primary source of repayment, pledged by the City of Canton through a Cooperative Agreement and include gross receipts tax, parking, admission tax, and additional hotel tax.

Approval for Sports Betting Licenses

On November 2, 2022, the Company took the next step toward live sports betting by securing conditional approval from the state for mobile and retail sports books.

The Ohio Casino Control Commission provided the required authorization for HOFV to gain licensing for a physical sports operation – called a sportsbook – as well as an online betting platform, under Ohio’s sports betting law HB29. Sports betting will become legal in Ohio on New Year’s Day, 2023, when anyone in the state that is of legal betting age will be able to place wagers.

Waterpark Sale and Leaseback

On November 7, 2022, HOF Village Waterpark, LLC (“HOFV Waterpark”), an indirect subsidiary of the Company, as seller, entered into an Agreement for Purchase and Sale of Real Property (the “Purchase and Sale Agreement”) with HFAKOH001 LLC, an affiliate of Oak Street Real Estate Capital, LLC (“Oak Street”), as buyer, pursuant to which the parties agreed to consummate a sale and leaseback transaction (the “Waterpark Sale and Leaseback Transaction”). Under the terms of the Purchase and Sale Agreement, Oak Street paid the sum of $1,000,000 as the purchase price for HOFV Waterpark’s property located at Hall of Fame Village, Canton, Ohio (the “Waterpark Property”), and paid the sum of $49,000,000 for the Pledged Interests (defined below). The net proceeds to be received by HOFV Waterpark will be reduced by transaction commissions and expenses incurred in connection with the sale.

At the closing of the Purchase and Sale Agreement, HOFV Waterpark leased the Waterpark Property back from Oak Street pursuant to a Ground Lease Agreement, dated November 7, 2022, between HOFV Waterpark, as tenant, and Oak Street, as landlord (the “Ground Lease”), the term of which Ground Lease is for approximately 99 years. In connection with the Ground Lease, HOFV Newco (defined below) is providing a Limited Recourse Carveout Guaranty, dated November 7, 2022 (the “Limited Guaranty”) in favor of Oak Street. HOFV Waterpark will construct and develop structures for use as an indoor waterpark and other uses ancillary thereto on the Waterpark Property (the “Waterpark Project”). Proceeds from the conveyance of the Waterpark Property to Oak Street will provide funding for the Waterpark Project and other costs related to the Purchase and Sale Agreement and the Ground Lease.

HOF Village Stadium, LLC (“HOFV Stadium”), which is owned by HOF Village Newco, LLC, a subsidiary of the Company (“HOFV Newco”), owns leasehold interests (the “Stadium Leasehold Interests”) in certain real property located in the City of Canton, Ohio on which is situated the Tom Benson Hall of Fame Stadium (the “Stadium”). In connection with the Waterpark Sale and Leaseback Transaction and as additional security for HOFV Waterpark’s obligations under the Ground Lease, HOFV Newco pledged one hundred percent of the record and beneficial membership interests in HOFV Stadium (the “Pledged Interests”) to Oak Street pursuant to a pledge and security agreement (the “Pledge Agreement”) dated November 7, 2022.

Pursuant to a Post-Closing Matters Agreement dated November 7, 2022 by and between HOFV Waterpark, HOFV Newco and Oak Street (“Post-Closing Agreement”), Oak Street: (1) retains the right, which much be exercised on or before November 30, 2022, to cause HOFV Waterpark to purchase the Waterpark Property in the event Oak Street determines there is a material deficiency in the status, condition or sufficiency in the collateral for the Pledge Agreement, and (2) retains the right to cause HOFV Stadium to provide a mortgage on the Stadium Leasehold Interests (the “Stadium Leasehold Mortgage”).

On November 7, 2022, Oak Street and HOFV Waterpark also entered into a Purchase Option Agreement (the “Purchase Option Agreement”), pursuant to which HOFV Waterpark is granted an option to purchase the Waterpark Property back from Oak Street that can be exercised during the period beginning on December 1, 2027 and ending on November 30, 2034 (the “Option Period”).

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 13: Subsequent Events (continued)

Hotel Construction Loan Commitment Letter

On November 3, 2022, the Company entered into a Commitment Letter (the “Hotel Construction Loan Commitment Letter”), by and among the Company, as guarantor, HOF Village Hotel WP, LLC (“Hotel”), an indirect subsidiary of the Company , as borrower, and Industrial Realty Group, Inc. (“IRGInc”), as lender. Stuart Lichter, a director of the Company, is President and Chairman of the Board of Industrial Realty Group, LLC (“IRGLLC”). Pursuant to the terms of the Hotel Construction Loan Commitment Letter, IRGInc committed to provide, or to arrange for one of IRGInc’s affiliates to provide, a loan of $28,000,000 (the “Hotel Construction Loan”) to finance a portion of Hotel’s costs and expenses in connection with the ground-up development of a 180-room family hotel (the “Hotel Project”) on approximately 1.64 acres of land located in the Hall of Fame Village, Canton, Ohio (the “Hotel Property”), adjacent to the Waterpark Property. The commitment to provide the Hotel Construction Loan is subject to certain conditions, including the execution and delivery of definitive documentation with respect to the Hotel Construction Loan.

The Hotel Construction Loan will have a two-year term with one option to extend for twelve months, subject to standard extension conditions. The collateral for the Hotel Construction Loan will include, without limitation: (a) a first priority perfected mortgage encumbering the Hotel Property; (b) a first priority perfected assignment of leases and rents with respect to the Hotel Property; (c) a first priority perfected assignment of all permits, licenses, entitlements, approvals, and contracts with respect to the Hotel Property; (d) UCC-1 financing statements (all personal property, fixture filing and accounts and reserves); (e) equity pledge; and (f) all other agreements and assurances customary in similar financings by IRGInc. The Hotel Construction Loan will bear interest at a variable rate per annum equal to the one-month Term SOFR plus 6%, subject to a SOFR floor equal to the greater of (i) 4% and (ii) prevailing SOFR at closing of the Hotel Construction Loan. Payments of interest only will be made during the initial two-year term, with a payments of principal and interest based on a 25-year amortization during the extension term, if applicable. Hotel will pay 1% of the Hotel Construction Loan amount as an origination fee, payable in full at closing. The Hotel Construction Loan definitive documentation will have representations, warranties and events of default usual and customary for such type of loan.

IRG Financial Support and Consideration

On November 7, 2022, the Company entered into a letter agreement (the “IRG Letter Agreement”) with IRGLLC, pursuant to which IRGLLC agreed that IRGLLC and IRGLLC’s affiliates and related parties will provide the Company and its subsidiaries with certain financial support described below in exchange for certain consideration described below.

The financial support provided under the IRG Letter Agreement consists of the following (the “IRG Financial Support”):

Waterpark Construction Financing Facilitation. IRGLLC agreed that its affiliate CH Capital Lending, LLC (“CHCL”), would help facilitate the closing of financing with Oak Street with regard to construction of the Waterpark Project, by among other things, releasing CHCL’s first mortgage lien on the Stadium Leasehold Interests and pledge of membership interests in HOFV Stadium. In addition, IRGLLC agreed to provide a completion guaranty to facilitate other needed financing for the Waterpark Project, as required.

Extension of CHCL Bridge Loan. IRGLLC agreed that CHCL would extend to March 31, 2024 the maturity of the promissory note dated June 16, 2022, issued by the Company, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers, to CHCL, as lender (the “Bridge Loan”).

Provide One Year Extension Option for All IRG Affiliate Lender Loans. All loans from affiliates and related parties of IRGLLC (“IRG Affiliate Lenders”) will be amended to provide for an optional one-year extension of their maturity until March 31, 2025 for a one percent extension fee, which is payable if and when an IRG Affiliate Lender loan is extended. The IRG Affiliate Lender loans consist of the following: (i) Bridge Loan, with an existing modified maturity date of March 31, 2024; (ii) the term loan, payable to CHCL, with an existing maturity of March 31, 2024; (iii) the first amended and restated promissory note, dated March 1, 2022, payable to IRG, LLC, with an existing maturity of March 31, 2024; (iv) the first amended and restated promissory note, dated March 1, 2022, payable to JKP Financial, LLC, with an existing maturity of March 31, 2024; (v) the Secured Cognovit Promissory Note, dated as of June 19, 2020, assigned June 30, 2020 and amended December 1, 2020 and March 1, 2022, payable to JKP Financial, LLC, with an existing maturity of March 31, 2024; and (vi) the promissory note, dated April 27, 2022, payable to Midwest Lender Fund, LLC (“MLF”), with an existing maturity of April 30, 2023, and with an option to extend the maturity until March 31, 2024.

Tapestry Hotel Construction Financing Commitment Letter. IRGLLC agreed to provide a commitment for financing the Hotel Project, as set forth in the Hotel Construction Loan Commitment Letter.

Hall of Fame Resort & Entertainment Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 13: Subsequent Events (continued)

In consideration of the IRG Financial Support to be received by the Company and its subsidiaries, the Company agreed in the IRG Letter Agreement to provide the following consideration to IRGLLC and the IRG Affiliate Lenders:

The Company agreed to make a payment of $4,500,000 as a fee for providing the completion guaranty and other IRG Financial Support described above, payable to CHCL to be held in trust for the IRG Affiliate Lenders, to be allocated as the IRG Affiliate Lenders shall determine. The Company also agreed to issue 2,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”) to the IRG Affiliate Lenders, to be allocated as the IRG Affiliate Lenders shall determine, in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

The Company agreed to modify the IRG Affiliate Lender loans as follows: (i) all IRG Affiliate Lender loans will bear interest at 12.5% per annum, compounded monthly, with payment required monthly at 8% per annum, and with the remaining interest accrued and deferred until maturity; (ii) the price at which the principal and accumulated and unpaid interest under the IRG Affiliated Lender loans is convertible into shares of Common Stock will be reset to a price equal to 105% of the average Nasdaq official closing price of the Company’s Common Stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the date of the Oak Street closing, which price is $0.58 per share (“Market Price”); (iii) the Company and its subsidiaries will record a blanket junior mortgage on all real estate owned or leased by the Company and its subsidiaries, whether fee or leasehold estates, other than those parcels for which existing lenders prohibit junior financing; (iv) the Company agreed to acknowledge an existing pledge of the Company’s 100% membership interest in HOFV Newco and reflect that such pledge secures all amounts due under the IRG Affiliate Lender Loans; (v) all IRG Affiliate Lender loans will be cross-collateralized and cross-defaulted; (vi) the Company and its subsidiaries will covenant not to assign, pledge, mortgage, encumber or hypothecate any of the underlying assets, membership interests in affiliated entities or IP rights without IRGLLC’s written consent; (vii) prior development fees owed by the Company to IRGLLC will be accrued and added to the Bridge Loan, and future development fees owed by the Company to IRGLLC will be paid as when due; and (viii) the Company will pay to IRGLLC 25% of all contractual dispute cash settlements collected by the Company with regard to existing contractual disputes in settlement discussions, which shall be applied to outstanding IRG Affiliate Lender loans, first against accrued interest and other charges and then against principal.

The Company agreed to modify the Series C through Series G warrants held by IRG Affiliate Lenders as follows: (i) the exercise price of the Series C through Series G warrants held by IRG Affiliate Lenders will be reset to Market Price; and (ii) the warrant expiration dates of the Series C through Series G warrants held by IRG Affiliate Lenders will be extended by two years from their current expiration dates.

In the IRG Letter Agreement, IRGLLC and the Company agreed to comply with all federal and state securities laws and Nasdaq listing rules and to insert “blocker” provisions for the above-described re-pricing of the warrants and the conversion provisions, such that the total cumulative number of shares of Common Stock that may be issued to IRGLLC and its affiliated and related parties pursuant to the IRG Letter Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Approval (defined below). In addition, the provisions of the IRG Letter Agreement are limited by Nasdaq Listing Rule 5635(c). If the number of shares of Common Stock issued to IRGLLC and its affiliated and related parties pursuant to the IRG Letter Agreement and the agreements modified thereunder exceeds the Nasdaq 19.99% Cap, then the Company will use reasonable efforts to obtain stockholder approval of the issuance of shares in excess of the Nasdaq 19.99% Cap, no later than the next stockholder meeting (the “Approval”).

In connection with entering into the Waterpark Sale and Leaseback Transaction, the Hotel Construction Loan Commitment Letter, and the IRG Letter Agreement, the Company paid customary fees and expenses.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “will,” “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “strategy,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Factors that could cause or contribute to our results differing materially from those expressed or implied by forward–looking statements include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022, and in our reports subsequently filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

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

We are developing new hospitality, attraction and corporate assets surrounding the Pro Football Hall of Fame Museum as part of our Phase II development plan. Phase II plans for future components of the Hall of Fame Village powered by Johnson Controls include two hotels (one on campus and one in downtown Canton that opened in November 2020), the Hall of Fame Indoor Waterpark, the Constellation Center for Excellence (an office building including retail and meeting space, that opened in October 2021), the Center for Performance (a convention center/field house), the Play Action Plaza, and the Hall of Fame Retail Promenade. We are pursuing a differentiation strategy across three pillars, including destination-based assets, the Media Company, and gaming. Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

Key Components of the Company’s Results of Operations

Revenue

We generate revenue from various streams such as sponsorship agreements, rents, cost recoveries, events, hotel operations, Hall of Fantasy League, and through the sale of non-fungible tokens. The sponsorship arrangements, in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time, recognize revenue on a straight-line basis over the time period specified in the contract. Revenue for rents, cost recoveries, and events are recognized at the time the respective event or service has been performed. Rental revenue for long term leases is recorded on a straight-line basis over the term of the lease beginning on the commencement date.

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

Operating Expenses

Our operating expenses include property operating expenses, depreciation expense, and other operating expenses. These expenses have increased in connection with completing Phase I development. We expect these expenses to continue to increase with our growth and completion of Phases II and III.

Our property operating expenses include the costs associated with running operational entertainment and destination assets such as the Tom Benson Hall of Fame Stadium and the ForeverLawn Sports Complex. Factors that will contribute to increased operating expenses include: more of our Phase II assets becoming operational, the addition of events for top performers, and sporting events.

Our depreciation expense includes the related costs of owning and operating significant property and entertainment assets. These expenses have grown as through completion of the Phase I development.

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

Recent Developments

Dispute Regarding Naming Rights Agreement with Johnson Controls

The Naming Rights Agreement is scheduled to expire on December 31, 2034 but provides termination rights both to (a) HOF Village Newco, LLC, a wholly-owned subsidiary of the Company (“Newco”), and PFHOF; and (b) Johnson Controls, which may be exercised in the event the other party, among other things, breaches any of its covenants and agreements under the Naming Rights Agreement beyond certain notice and cure periods. Additionally, Johnson Controls has a right to terminate the Naming Rights Agreement if (i) we do not provide evidence to Johnson Controls by October 31, 2021, that we have secured sufficient debt and equity financing to complete Phase II, subject to day-for-day extensions due to force majeure and notice or cure periods; (ii) Phase II is not open for business by January 2, 2024, subject to day-for-day extensions due to force majeure and notice or cure periods; or (iii) Newco is in default beyond applicable notice and cure periods under certain agreements, such as the Technology as a Service Agreement with Johnson Controls (the “TAAS Agreement”), among others. There can be no assurance that Phase II will be open for business by January 2, 2024. In addition, under the Naming Rights Agreement, Johnson Controls’ obligation to make sponsorship payments to Newco may be suspended if Newco has not provided evidence reasonably satisfactory to Johnson Controls on or before December 31, 2020, that Newco has secured sufficient debt and equity financing to complete Phase II, subject to day-for-day extensions due to force majeure.

We are in dispute with Johnson Controls for Johnson Controls’ failure to make certain payments under the Naming Rights Agreement. We are currently in discussions with Johnson Controls to settle this dispute. However, there can be no assurances that the amounts due will be settled in accordance with the original terms of the Naming Rights Agreement. Therefore, during the three and nine months ended September 30, 2022, we suspended our revenue recognition until the dispute is resolved and have recorded an allowance against the amounts due as of September 30, 2022 in the amount of $3,312,500. The balances due under the Naming Rights Agreement as of September 30, 2022 and December 31, 2021 amounted to $5,197,917 and $1,885,417, respectively.

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

The TAAS Agreement provides that in respect of the Naming Rights Agreement, Johnson Controls and Newco intend, acknowledge and understand that: (i) Newco’s performance under the TAAS Agreement is essential to, and a condition to Johnson Controls’ performance under, the Naming Rights Agreement; and (ii) Johnson Controls’ performance under the Naming Rights Agreement is essential to, and a condition to Newco’s performance under, the TAAS Agreement. In the TAAS Agreement, Johnson Controls and Newco represent, warrant and agree that the transactions agreements and obligations contemplated under the TAAS Agreement and the Naming Rights Agreement are intended to be, and shall be, interrelated, integrated and indivisible, together being essential to consummating a single underlying transaction necessary for the Project. We anticipate that resolution of the dispute regarding the Naming Rights Agreement will include the TAAS Agreement.

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

Also on May 10, 2022, we received from Johnson Controls a notice of termination (“Naming Rights Notice”) of the Name Rights Agreement, effective immediately. The Naming Rights Notice states that the termination of the Naming Rights Agreement by Johnson Controls is due to Johnson Controls’ concurrent termination of the TAAS Agreement. The Naming Rights Notice further states that we must pay Johnson Controls, within 30 days following the date of the Naming Rights Notice, $4,750,000. We have not made such payment to date. The Naming Rights Notice states that we are also in breach of its covenants and agreements, which required us to provide evidence reasonably satisfactory to Johnson Controls on or before October 31, 2021, subject to day-for-day extensions due to force majeure, that we have secured sufficient debt and equity financing to complete Phase II.

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

On November 4, 2022, we began the mediation process with Johnson Controls. No agreement has yet been reached.

Stadium PACE Loan

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

Sports Betting Agreements

On July 14, 2022, Newco entered into an Online Market Access Agreement with Instabet, Inc. doing business as betr (“Instabet”), pursuant to which Instabet will serve as a Mobile Management Services Provider (as defined under applicable Ohio gaming law) wherein Instabet will host, operate and support a branded online sports betting service in Ohio, subject to procurement of all necessary licenses. The initial term of the Online Market Access Agreement is ten years. As part of this agreement, Newco will receive a limited equity interest in Instabet and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing.

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

On November 2, 2022, we received conditional approval from the Ohio Casino Control Commission for a Type A (mobile) and a Type B (retail) sports gaming proprietor license.

Stark County Infrastructure Loan

On August 31, 2022, we entered into an unsecured loan agreement with Stark County Port Authority, pursuant to which we borrowed $5,000,000 (“SCPA Loan”). The interest rate applicable to the SCPA Loan is six percent (6.0%) per annum (compounded quarterly). Interest payments under the SCPA Loan are paid quarterly beginning on December 31, 2022. The SCPA Loan matures on August 30, 2029 and we may prepay without penalty.

Events of default under the SCPA Loan include without limitation: (i) a payment default, (ii) our failure to complete the infrastructure development for Phase II on or before December 31, 2024, or (iii) our failure to comply with any non-monetary covenant contained in the loan agreement, subject to a cure period. Upon the occurrence of default beyond any applicable grace or cure period: (a) interest due will increase by 5% per annum; and (b) Stark County Port Authority may, at its option, declare our obligations under the loan agreement to be immediately due and payable.

The SCPA Loan contains customary affirmative and negative covenants for this type of loan, including without limitation (i) affirmative covenants, including furnish Stark County Port Authority with such financial statements and other related information at such frequencies and in such detail as Stark County Port Authority may reasonably request and use all SCPA Loan proceeds solely for the infrastructure development for the construction of Phase II, and (ii) negative covenants, including restrictions on additional indebtedness, prepayment of other indebtedness, transactions with related parties, additional liens, mergers and acquisitions, and standard prohibitions on change of control.

City of Canton Infrastructure Loan

On September 15, 2022, we entered into a business loan agreement with City of Canton, pursuant to which we borrowed $5,000,000. The interest rate applicable to the Canton Loan is six percent (6%) per annum (compounded quarterly). Interest payments under the Canton Loan are paid quarterly beginning on December 31. The Canton Loan is unsecured and matures on June 30, 2029. We may prepay the Canton Loan without penalty.

Events of default under the business loan agreement include without limitation: (i) a payment default, (ii) our failure to complete the infrastructure development for Phase II on or before December 31, 2024, and (iii) our failure to comply with any non-monetary covenant contained in the business loan agreement, subject to the applicable cure period. Upon the occurrence of an event of default under the business loan agreement beyond any applicable grace or cure period: (a) interest due will increase by 5% per annum; and (b) City of Canton may, at its option, declare our obligations under the business loan agreement to be immediately due and payable.

The business loan agreement contains customary affirmative and negative covenants for this type of loan, including without limitation (i) affirmative covenants, including furnish City of Canton with such financial statements and other related information at such frequencies and in such detail as City of Canton may reasonably request and use all Canton Loan proceeds solely for the infrastructure development for the construction of Phase II, and (ii) negative covenants, including restrictions on additional indebtedness, prepayment of other indebtedness, transactions with related parties, additional liens, mergers and acquisitions, and standard prohibitions on change of control.

Huntington Loan and Twain Sale Leaseback Transaction

On September 27, 2022, HOF Village Retail I, LLC and HOF Village Retail II, LLC, our subsidiaries, as borrowers (the “Subsidiary Borrowers”), entered into a loan agreement with The Huntington National Bank, pursuant to which the lender agreed to loan up to $10,000,000 to the Subsidiary Borrowers, which may be drawn upon the Project achieving certain debt service coverage ratios. Stuart Lichter and Stuart Lichter as trustee of the Stuart Lichter Trust, guaranteed repayment of the loan and completion of the project which reduces upon stabilization. As of September 30, 2022, no amount has been drawn under the loan agreement.

We are in the process of constructing two commercial retail buildings on certain real property located on our campus in Canton, Ohio (the “Land”) (the Land together with the commercial buildings the “Property”) including, but not limited to, tenant improvements to the Property (the “Project”). On September 27, 2022, TWAIN GL XXXVI, LLC (“TWAIN”) purchased the land under the our Fan Engagement Zone for a purchase price equal to $550,000. Simultaneous with the closing of the sale of the land TWAIN entered into a Ground Lease with us (the “Ground Lease”), pursuant to which TWAIN, as ground lessor, has ground leased the land to us. The Ground Lease has a term of ninety-nine years. Under the terms of the Ground Lease, TWAIN contributed a tenant improvement allowance to us in the amount of $18,200,000. Out of this amount, the purchase price for the land of $550,000 was paid, and TWAIN withheld an amount equal to the first 24 months worth of rent due on the Ground Lease. We received a net amount of approximately $14.7 million from this transaction, which was deemed to be a failed sale leaseback transaction and was recorded as a financing liability accordingly.

Stockholders Approve Reverse Stock Split at Discretion of Board

On September 29, 2022, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect, at the discretion of our Board of Directors on or prior to May 5, 2023, a reverse stock split of all of the outstanding shares of our common stock, par value $0.0001 per share (“Common Stock”), at a ratio in the range of 1-for-10 to 1-for-25 (the “Reverse Stock Split”), such ratio to be determined by our Board of Directors in its discretion and publicly disclosed prior to the effectiveness of the Reverse Stock Split, whereby each outstanding 10 to 25 shares would be combined, converted and changed into 1 share of our Common Stock. Currently, there has been no decision on if or when this would be effected.

The Company submitted a request to Nasdaq for a second 180 day compliance period to meet the Minimum Bid Requirement.

On May 24, 2022, as previously disclosed we received a notification letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that we were not in compliance with the $1.00 minimum bid price required to maintain continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). We were initially given a compliance period of 180 days from the notification, or until November 21, 2022, to regain compliance, by having the closing bid price of our common stock exceed $1.00 for a minimum of ten consecutive trading days during the 180 day compliance period.

As previously disclosed, if we do not regain compliance with the Minimum Bid Requirement during the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. On September 19, 2022, we submitted our request to Nasdaq for a second 180 day compliance period to meet the Minimum Bid Requirement, including an intent to implement a reverse stock split in sufficient time during the 180 days to evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days prior to the expiration of the second 180 day compliance period. We do not expect to receive a response from Nasdaq to its request for a second 180 day compliance period until the first 180 day compliance period ends on November 21, 2022. There is no assurance, however, that we will regain compliance during a second 180 day compliance period.

$7,500,000 Tourism Development District (“TDD”) Bond Proceeds; Payment Guaranty; Loan Agreement; Mortgage; Intercreditor Agreement

On October 19, 2022, HOF Village Center for Performance, LLC (“HOFV CFP”), our wholly-owned subsidiary, received proceeds from the sale by Stark County Port Authority (the “Port Authority”), of $7,500,000 principal amount of tourism development district special obligation bonds (the “TDD Bonds”) issued October 19, 2022, to Director of Development of the State of Ohio, acting on behalf of the State of Ohio. HOFV CFP must use the funds to pay, or for reimbursement of payment of, project costs associated with the Center for Performance being constructed by HOFV CFP (the “Center for Performance”).

The Center for Performance is part of the Hall of Fame Village powered by Johnson Controls, a multi-use sports, entertainment and media destination centered around the Pro Football Hall of Fame’s campus (“Hall of Fame Village”). The facilities and other improvements being constructed, and contemplated to be constructed, as part of Hall of Fame Village, are located and to be located within a tourism development district (a “Tourism Development District”) established by the City of Canton (the “HOFV TDD”). The HOFV TDD district was created with the intent of levying certain taxes and charges within its boundaries, the proceeds of which would be used to foster and develop tourism within the HOFV TDD (“TDD Revenues”).

In connection with the issuance of TDD Bonds by the Port Authority, the Treasurer of the State of Ohio issued $7,500,000 principal amount economic development revenue bonds of the State of Ohio (Ohio Enterprise Bond Fund) (“OEBF Bonds”), the proceeds of which were used to purchase the TDD Bonds in accordance with a loan (the “Loan”) to the Port Authority under the terms of a Loan Agreement, dated October 1, 2022 (the “Loan Agreement”) by and among the Director of Development of the State of Ohio, acting on behalf of the State of Ohio, as lender, the Port Authority, as borrower, and HOFV CFP, as beneficiary. The Loan Agreement provides for the execution and delivery of certain other documents (the “Loan Documents”). Pursuant to the Loan Agreement, the Director loaned the proceeds from the sale of the OEBF Bonds (the “Loan”), to the Port Authority, and the TDD Bonds Beneficiary agreed to construct, own, and operate the Project, as described in the Loan Agreement.

On October 19, 2022, as a condition precedent to disbursement of the Loan proceeds, HOF Village Newco, LLC (“Newco”), our wholly-owned subsidiary, entered into a Payment Guaranty (the “Payment Guaranty”) to and for the benefit of the Director, and The Huntington National Bank, as trustee (the “Trustee”) under the trust agreement for the OEBF Bonds. Under the Payment Guaranty, Newco guarantees the payment of any “Shortfall”, defined as the difference between TDD Revenues available for payment of, and the amounts required to be paid for, debt service and obligations owed by the Port Authority and the TDD Bonds Beneficiary under the Loan Agreement.

As security for the prompt and complete payment and performance when due of all of the obligations of the Port Authority, as borrower, under the Loan Agreement, HOFV CFP has entered into the Mortgage, dated and recorded in the Stark County, Ohio Recorder’s Office (the “Recording Office”) on October 19, 2022 (the “Mortgage”), under which HOFV CFP has granted a security interest in the Center for Performance, including buildings, fixtures and equipment, all revenues derived from leases or subleases of the Center for Performance, proceeds from any insurance claims, and other interests (the “HOFV Collateral”). HOFV CFP also entered into an intercreditor and subordination agreement (the “Intercreditor Agreement”) by and among the Director of Development of the State of Ohio, as junior lender, acting on behalf of the State of Ohio (the “State”); Midwest Lender Fund, LLC, as senior lender, and HOFV CFP, as borrower and recorded in Recording Office on October 19, 2022.

Waterpark Sale and Leaseback

On November 7, 2022, HOF Village Waterpark, LLC (“HOFV Waterpark”), an indirect subsidiary of the Company, as seller, entered into an Agreement for Purchase and Sale of Real Property (the “Purchase and Sale Agreement”) with HFAKOH001 LLC, an affiliate of Oak Street Real Estate Capital, LLC (“Oak Street”), as buyer, pursuant to which the parties agreed to consummate a sale and leaseback transaction (the “Waterpark Sale and Leaseback Transaction”). Under the terms of the Purchase and Sale Agreement, Oak Street paid the sum of $1,000,000 as the purchase price for HOFV Waterpark’s property located at Hall of Fame Village, Canton, Ohio (the “Waterpark Property”), and paid the sum of $49,000,000 for the Pledged Interests (defined below). The net proceeds to be received by HOFV Waterpark will be reduced by transaction commissions and expenses incurred in connection with the sale.

At the closing of the Purchase and Sale Agreement, HOFV Waterpark leased the Waterpark Property back from Oak Street pursuant to a Ground Lease Agreement, dated November 7, 2022, between HOFV Waterpark, as tenant, and Oak Street, as landlord (the “Ground Lease”), the term of which Ground Lease is for approximately 99 years. In connection with the Ground Lease, HOFV Newco (defined below) is providing a Limited Recourse Carveout Guaranty, dated November 7, 2022 (the “Limited Guaranty”) in favor of Oak Street. HOFV Waterpark will construct and develop structures for use as an indoor waterpark and other uses ancillary thereto on the Waterpark Property (the “Waterpark Project”). Proceeds from the conveyance of the Waterpark Property to Oak Street will provide funding for the Waterpark Project and other costs related to the Purchase and Sale Agreement and the Ground Lease.

HOF Village Stadium, LLC (“HOFV Stadium”), which is owned by HOF Village Newco, LLC, a subsidiary of the Company (“HOFV Newco”), owns leasehold interests (the “Stadium Leasehold Interests”) in certain real property located in the City of Canton, Ohio on which is situated the Tom Benson Hall of Fame Stadium (the “Stadium”). In connection with the Waterpark Sale and Leaseback Transaction and as additional security for HOFV Waterpark’s obligations under the Ground Lease, HOFV Newco pledged one hundred percent of the record and beneficial membership interests in HOFV Stadium (the “Pledged Interests”) to Oak Street pursuant to a pledge and security agreement (the “Pledge Agreement”) dated November 7, 2022.

Pursuant to a Post-Closing Matters Agreement dated November 7, 2022 by and between HOFV Waterpark, HOFV Newco and Oak Street (“Post-Closing Agreement”), Oak Street: (1) retains the right, which much be exercised on or before November 30, 2022, to cause HOFV Waterpark to purchase the Waterpark Property in the event Oak Street determines there is a material deficiency in the status, condition or sufficiency in the collateral for the Pledge Agreement, and (2) retains the right to cause HOFV Stadium to provide a mortgage on the Stadium Leasehold Interests (the “Stadium Leasehold Mortgage”).

On November 7, 2022, Oak Street and HOFV Waterpark also entered into a Purchase Option Agreement (the “Purchase Option Agreement”), pursuant to which HOFV Waterpark is granted an option to purchase the Waterpark Property back from Oak Street that can be exercised during the period beginning on December 1, 2027 and ending on November 30, 2034 (the “Option Period”).

Hotel Construction Loan Commitment Letter

On November 3, 2022, we entered into a Commitment Letter (the “Hotel Construction Loan Commitment Letter”), by and among the Company, as guarantor, HOF Village Hotel WP, LLC (“Hotel”), an indirect subsidiary of the Company , as borrower, and Industrial Realty Group, Inc. (“IRGInc”), as lender. Stuart Lichter, a director of the Company, is President and Chairman of the Board of Industrial Realty Group, LLC (“IRGLLC”). Pursuant to the terms of the Hotel Construction Loan Commitment Letter, IRGInc committed to provide, or to arrange for one of IRGInc’s affiliates to provide, a loan of $28,000,000 (the “Hotel Construction Loan”) to finance a portion of Hotel’s costs and expenses in connection with the ground-up development of a 180-room family hotel (the “Hotel Project”) on approximately 1.64 acres of land located in the Hall of Fame Village, Canton, Ohio (the “Hotel Property”), adjacent to the Waterpark Property. The commitment to provide the Hotel Construction Loan is subject to certain conditions, including the execution and delivery of definitive documentation with respect to the Hotel Construction Loan.

The Hotel Construction Loan will have a two-year term with one option to extend for twelve months, subject to standard extension conditions. The collateral for the Hotel Construction Loan will include, without limitation: (a) a first priority perfected mortgage encumbering the Hotel Property; (b) a first priority perfected assignment of leases and rents with respect to the Hotel Property; (c) a first priority perfected assignment of all permits, licenses, entitlements, approvals, and contracts with respect to the Hotel Property; (d) UCC-1 financing statements (all personal property, fixture filing and accounts and reserves); (e) equity pledge; and (f) all other agreements and assurances customary in similar financings by IRGInc. The Hotel Construction Loan will bear interest at a variable rate per annum equal to the one-month Term SOFR plus 6%, subject to a SOFR floor equal to the greater of (i) 4% and (ii) prevailing SOFR at closing of the Hotel Construction Loan. Payments of interest only will be made during the initial two-year term, with a payments of principal and interest based on a 25-year amortization during the extension term, if applicable. Hotel will pay 1% of the Hotel Construction Loan amount as an origination fee, payable in full at closing. The Hotel Construction Loan definitive documentation will have representations, warranties and events of default usual and customary for such type of loan.

IRG Financial Support and Consideration

On November 7, 2022, we entered into a letter agreement (the “IRG Letter Agreement”) with IRGLLC, pursuant to which IRGLLC agreed that IRGLLC and IRGLLC’s affiliates and related parties will provide us with certain financial support described below in exchange for certain consideration described below.

The financial support provided under the IRG Letter Agreement consists of the following (the “IRG Financial Support”):

Waterpark Construction Financing Facilitation. IRGLLC agreed that its affiliate CH Capital Lending, LLC (“CHCL”), would help facilitate the closing of financing with Oak Street with regard to construction of the Waterpark Project, by among other things, releasing CHCL’s first mortgage lien on the Stadium Leasehold Interests and pledge of membership interests in HOFV Stadium. In addition, IRGLLC agreed to provide a completion guaranty to facilitate other needed financing for the Waterpark Project, as required.

Extension of CHCL Bridge Loan. IRGLLC agreed that CHCL would extend to March 31, 2024 the maturity of the promissory note dated June 16, 2022, issued by the Company, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers, to CHCL, as lender (the “Bridge Loan”).

Provide One Year Extension Option for All IRG Affiliate Lender Loans. All loans from affiliates and related parties of IRGLLC (“IRG Affiliate Lenders”) will be amended to provide for an optional one-year extension of their maturity until March 31, 2025 for a one percent extension fee, which is payable if and when an IRG Affiliate Lender loan is extended. The IRG Affiliate Lender loans consist of the following: (i) Bridge Loan, with an existing modified maturity date of March 31, 2024; (ii) the term loan, payable to CHCL, with an existing maturity of March 31, 2024; (iii) the first amended and restated promissory note, dated March 1, 2022, payable to IRG, LLC, with an existing maturity of March 31, 2024; (iv) the first amended and restated promissory note, dated March 1, 2022, payable to JKP Financial, LLC, with an existing maturity of March 31, 2024; (v) the Secured Cognovit Promissory Note, dated as of June 19, 2020, assigned June 30, 2020 and amended December 1, 2020 and March 1, 2022, payable to JKP Financial, LLC, with an existing maturity of March 31, 2024; and (vi) the promissory note, dated April 27, 2022, payable to Midwest Lender Fund, LLC (“MLF”), with an existing maturity of April 30, 2023, and with an option to extend the maturity until March 31, 2024.

Tapestry Hotel Construction Financing Commitment Letter. IRGLLC agreed to provide a commitment for financing the Hotel Project, as set forth in the Hotel Construction Loan Commitment Letter.

In consideration of the IRG Financial Support to be received by the Company and its subsidiaries, we agreed in the IRG Letter Agreement to provide the following consideration to IRGLLC and the IRG Affiliate Lenders:

We agreed to make a payment of $4,500,000 as a fee for providing the completion guaranty and other IRG Financial Support described above, payable to CHCL to be held in trust for the IRG Affiliate Lenders, to be allocated as the IRG Affiliate Lenders shall determine. We also agreed to issue 2,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”) to the IRG Affiliate Lenders, to be allocated as the IRG Affiliate Lenders shall determine, in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

We agreed to modify the IRG Affiliate Lender loans as follows: (i) all IRG Affiliate Lender loans will bear interest at 12.5% per annum, compounded monthly, with payment required monthly at 8% per annum, and with the remaining interest accrued and deferred until maturity; (ii) the price at which the principal and accumulated and unpaid interest under the IRG Affiliated Lender loans is convertible into shares of Common Stock will be reset to a price equal to 105% of the average Nasdaq official closing price of the Company’s Common Stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the date of the Oak Street closing, which price is $0.58 per share (“Market Price”); (iii) the Company and its subsidiaries will record a blanket junior mortgage on all real estate owned or leased by the Company and its subsidiaries, whether fee or leasehold estates, other than those parcels for which existing lenders prohibit junior financing; (iv) the Company agreed to acknowledge an existing pledge of the Company’s 100% membership interest in HOFV Newco and reflect that such pledge secures all amounts due under the IRG Affiliate Lender Loans; (v) all IRG Affiliate Lender loans will be cross-collateralized and cross-defaulted; (vi) the Company and its subsidiaries will covenant not to assign, pledge, mortgage, encumber or hypothecate any of the underlying assets, membership interests in affiliated entities or IP rights without IRGLLC’s written consent; (vii) prior development fees owed by the Company to IRGLLC will be accrued and added to the Bridge Loan, and future development fees owed by the Company to IRGLLC will be paid as when due; and (viii) the Company will pay to IRGLLC 25% of all contractual dispute cash settlements collected by the Company with regard to existing contractual disputes in settlement discussions, which shall be applied to outstanding IRG Affiliate Lender loans, first against accrued interest and other charges and then against principal.

We agreed to modify the Series C through Series G warrants held by IRG Affiliate Lenders as follows: (i) the exercise price of the Series C through Series G warrants held by IRG Affiliate Lenders will be reset to Market Price; and (ii) the warrant expiration dates of the Series C through Series G warrants held by IRG Affiliate Lenders will be extended by two years from their current expiration dates.

In the IRG Letter Agreement, IRGLLC and the Company agreed to comply with all federal and state securities laws and Nasdaq listing rules and to insert “blocker” provisions for the above-described re-pricing of the warrants and the conversion provisions, such that the total cumulative number of shares of Common Stock that may be issued to IRGLLC and its affiliated and related parties pursuant to the IRG Letter Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Approval (defined below). In addition, the provisions of the IRG Letter Agreement are limited by Nasdaq Listing Rule 5635(c). If the number of shares of Common Stock issued to IRGLLC and its affiliated and related parties pursuant to the IRG Letter Agreement and the agreements modified thereunder exceeds the Nasdaq 19.99% Cap, then the Company will use reasonable efforts to obtain stockholder approval of the issuance of shares in excess of the Nasdaq 19.99% Cap, no later than the next stockholder meeting (the “Approval”).

In connection with entering into the Waterpark Sale and Leaseback Transaction, the Hotel Construction Loan Commitment Letter, and the IRG Letter Agreement, the Company paid customary fees and expenses.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended September 30, 2022 and the comparable period in 2021:

	For the Three Months Ended September 30,
	2022	2021

Revenues
Sponsorships, net of activation costs	$748,033	$1,554,454
Event, rents and cost recoveries	5,857,467	503,789
Hotel revenues	2,058,687	1,423,713
Total revenues	8,664,187	3,481,956

Operating expenses
Operating expenses	13,844,467	8,933,714
Hotel operating expenses	1,809,635	1,524,774
Commission expense	226,031	224,293
Impairment expense	-	1,748,448
Depreciation expense	2,650,719	2,993,583
Total operating expenses	18,530,852	15,424,812

Loss from operations	(9,866,665)	(11,942,856)

Other income (expense)
Interest expense, net	(1,670,377)	(981,945)
Amortization of discount on note payable	(1,132,440)	(1,326,620)
Change in fair value of interest rate swap	(128,000)	-
Change in fair value of warrant liability	1,838,000	22,469,170
Total other (expense) income	(1,092,817)	20,160,605

Net (loss) income	$(10,959,482)	$8,217,749

Series B preferred stock dividends	(266,000)	(212,844)
Non-controlling interest	101,202	141,011

Net (loss) income attributable to HOFRE stockholders	$(11,124,280)	$8,145,916

Net (loss) income per share – basic	$(0.09)	$0.09

Weighted average shares outstanding, basic	118,437,440	95,044,250

Net (loss) income per share – diluted	$(0.09)	$(0.08)

Weighted average shares outstanding, diluted	118,437,440	102,540,809

Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021

Sponsorship Revenues

Sponsorship revenues totaled $748,033 for the three months ended September 30, 2022 as compared to $1,554,454 for the three months ended September 30, 2021, representing a decrease of $806,421, or 51.9%. This decrease was primarily driven by our pausing the recognition of revenue on the JCI sponsorship agreement while a dispute with Johnson Controls is resolved. For additional information, see “Dispute Regarding Naming Rights Agreement with Johnson Controls” above.

Event, rents and cost recoveries

Revenue from event, rents and cost recoveries was $5,857,467 for the three months ended September 30, 2022 compared to $503,789 for the three months ended September 30, 2021, for an increase of $5,353,678, or 1062.7%. This increase was primarily driven by the resumption of many sports and other tournaments in our ForeverLawn Sports Complex, Enshrinement activities and concerts, our hosting of the USFL finals and other tournaments in our Tom Benson Hall of Fame Stadium, as well as the opening of the Constellation Center for Excellence.

Hotel Revenues

Hotel revenue was $2,058,687 for the three months ended September 30, 2022 compared to $1,423,713 from the three months ended September 30, 2021 for an increase of $634,974, or 44.6%. This was driven by resumption of travel and conferences that had previously been paused due to the COVID-19 pandemic.

Operating Expenses

Operating expense was $13,844,467 for the three months ended September 30, 2022 compared to $8,933,714 for the three months ended September 30, 2021, for an increase of $4,910,753, or 55.0%. This increase was driven by an increase in payroll and related costs due to increased headcount, an increase in event expenses, and an increase in insurance expense, partially offset by a decrease in stock-based compensation expense.

Hotel Operating Expenses

Hotel operating expense was $1,809,635 for the three months ended September 30, 2022 compared to $1,524,774 for the three months ended September 30, 2021 for an increase of $284,861, or 18.7%. This was driven primarily by an increase in hotel occupancy.

Commission Expense

Commission expense was $226,031 for the three months ended September 30, 2022 compared to $224,293 for the three months ended September 30, 2021, for an increase of $1,738, or 0.8%. The increase in commission expense was primarily driven by payments incurred for commissions on our Constellation New Energy sponsorship agreement.

Depreciation Expense

Depreciation expense was $2,650,719 for the three months ended September 30, 2022 compared to $2,993,583 for the three months ended September 30, 2021, for an decrease of $342,364, or 11.5%. The decrease in depreciation expense is primarily the result of a number of large assets becoming fully depreciated during the second quarter of 2022. This was offset by additional depreciation expense incurred due to the opening of the Constellation Center for Excellence in the fourth quarter of 2021, the opening of the Center for Performance in the second quarter of 2022 and Play Action Plaza and the Fan Engagement Zone in the third quarter of 2022.

Interest Expense

Total interest expense was $1,670,377 for the three months ended September 30, 2022 compared to $981,945 for the three months ended September 30, 2021, for a increase of $688,432, or 70.1%. The increase in total interest expense was primarily due to a decrease in the proportion of debt that is capitalized for ongoing construction projects.

Amortization of Debt Discount

Total amortization of debt discount was $1,132,440 for the three months ended September 30, 2022, compared to $1,326,620 for the three months ended September 30, 2021, for a decrease of $194,180, or 14.6%.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability represents a gain of $1,838,000 for the three months ended September 30, 2022 compared to $22,469,170 for the three months ended September 30, 2021, for a decrease of $20,631,170 or 91.8%. The decrease in change in fair value of warrant liability was due primarily to a decrease in our stock price.

Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021

	For the Nine Months Ended September 30,
	2022	2021

Revenues
Sponsorships, net of activation costs	$2,020,095	$4,538,292
Event, rents and cost recoveries	6,863,723	607,469
Hotel revenues	4,572,428	2,615,273
Total revenues	13,456,246	7,761,034

Operating expenses
Operating expenses	28,170,446	21,162,494
Hotel operating expenses	4,278,897	3,887,928
Commission expense	882,774	651,543
Impairment expense	-	1,748,448
Depreciation expense	9,420,585	8,886,650
Total operating expenses	42,752,702	36,337,063

Loss from operations	(29,296,456)	(28,576,029)

Other expense
Interest expense, net	(3,805,310)	(2,941,672)
Amortization of discount on note payable	(3,610,738)	(3,725,347)
Change in fair value of interest rate swap	(128,000)	-
Change in fair value of warrant liability	9,011,000	(67,565,942)
(Loss) gain on extinguishment of debt	(148,472)	390,400
Total other income (expense)	1,318,480	(73,842,561)

Net loss	$(27,977,976)	$(102,418,590)

Series B preferred stock dividends	(798,000)	(342,844)
Non-controlling interest	337,166	301,221

Net loss attributable to HOFRE stockholders	$(28,438,810)	$(102,460,213)

Net loss per share – basic and diluted	$(0.25)	$(1.16)

Weighted average shares outstanding, basic and diluted	112,327,645	88,382,322

Sponsorship Revenues

Sponsorship revenues totaled $2,020,095 for the nine months ended September 30, 2022 as compared to $4,538,292 for the nine months ended September 30, 2021, for a decrease of $2,518,197, or 55.5%. This decrease was primarily driven by our pausing the recognition of revenue on the JCI sponsorship agreement while a dispute with Johnson Controls is resolved. For additional information, see “Dispute Regarding Naming Rights Agreement with Johnson Controls” above.

Event, rents and cost recoveries

Revenue from event, rents and cost recoveries was $6,863,723 for the nine months ended September 30, 2022 compared to $607,469 for the nine months ended September 30, 2021, for an increase of $6,256,254, or 1029.9%. This increase was primarily driven by the resumption of many sports and other tournaments in our ForeverLawn Sports Complex, Enshrinement activities and concerts, our hosting of the USFL finals and other tournaments in our Tom Benson Hall of Fame Stadium, as well as the opening of the Constellation Center for Excellence.

Hotel Revenues

Hotel revenue was $4,572,428 for the nine months ended September 30, 2022 compared to $2,615,273 from the nine months ended September 30, 2021 for an increase of $1,957,155, or 74.8%. This increase was driven by resumption of travel and conferences that had previously been paused due to the COVID-19 pandemic.

Operating Expenses

Operating expense was $28,170,446 for the nine months ended September 30, 2022 compared to $21,162,494 for the nine months ended September 30, 2021, for an increase of $7,007,952, or 33.1%. This increase was driven by an increase in legal and professional fees, an increase in payroll and related costs due to increased headcount, an increase in event expenses and an increase in insurance expense, partially offset by a decrease in stock-based compensation.

Hotel Operating Expenses

Hotel operating expense was $4,278,897 for the nine months ended September 30, 2022 compared to $3,887,928 for the nine months ended September 30, 2021 for an increase of $390,969, or 10.1%. This increase was driven by resumption of travel and conferences that had previously been paused due to COVID-19.

Commission Expense

Commission expense was $882,774 for the nine months ended September 30, 2022 compared to $651,543 for the nine months ended September 30, 2021, for an increase of $231,231, or 35.5%. The increase in commission expense was primarily driven by payments incurred for commissions on our Constellation New Energy sponsorship agreement.

Depreciation Expense

Depreciation expense was $9,420,585 for the nine months ended September 30, 2022 compared to $8,886,650 for the nine months ended September 30, 2021, for an increase of $533,935, or 6.0%. The increase in depreciation expense is primarily the result of additional depreciation expense incurred due to the opening of the Constellation Center for Excellence in the fourth quarter of 2021, the opening of the Center for Performance in the second quarter of 2022 and Play Action Plaza and the Fan Engagement Zone in the third quarter of 2022.

Interest Expense

Total interest expense was $3,805,310 for the nine months ended September 30, 2022 compared to $2,941,672 for the nine months ended September 30, 2021, for an increase of $863,638, or 29.4%. The increase in total interest expense is primarily due to the increase in our total debt outstanding, as well as a mix of higher interest rate loans.

Amortization of Debt Discount

Total amortization of debt discount was $3,610,738 for the nine months ended September 30, 2022 compared to $3,725,347 for the nine months ended September 30, 2021, for an decrease of $114,609, or 3.1%.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability represents a gain of $9,011,000 for the nine months ended September 30, 2022 compared to a loss of $67,565,942 for the nine months ended September 30, 2021, for a change of $76,576,942 or 113.3%. The change in fair value of warrant liability was primarily due to a decrease in our stock price.

(Loss) Gain on Extinguishment of Debt

Loss on extinguishment of debt was $148,472 for the nine months ended September 30, 2022, as compared to a gain of $390,400 for the nine months ended September 30, 2021. The loss on extinguishment of debt is due to the forgiveness of our Paycheck Protection Program Loan during the first quarter of 2021 and the refinancing of many of our debt instruments in the first quarter of 2022.

Liquidity and Capital Resources

We have sustained recurring losses through September 30, 2022. Since inception, our operations have been funded principally through the issuance of debt and equity. As of September 30, 2022, we had approximately $16 million of unrestricted cash and $17 million of restricted cash, respectively. A majority of our restricted cash may be released to us upon achieving certain occupancy and other targets sets by certain of our lenders. We have approximately $18.7 million of debt coming due through December 31, 2023.

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

On June 16, 2022, we entered into a loan agreement with Stark Community Foundation, whereby Stark Community Foundation agreed to lend to us $5,000,000, of which we’ve drawn $5,000,000.

On July 1, 2022, we entered into an Energy Project Cooperative Agreement (the “EPC Agreement”) with Canton Regional Energy Special Improvement District, Inc., SPH Canton St, LLC, an affiliate of Stonehill Strategic Capital, LLC and City of Canton, Ohio. Under the EPC Agreement, we were provided $33,387,844 in Property Assessed Clean Energy (“PACE”) financing.

On August 31, 2022, we entered into a Business Loan Agreement with Stark County Port Authority, pursuant to which we borrowed $5,000,000.

On September 15, 2022, we entered into a Business Loan Agreement with the City of Canton, Ohio, pursuant to which we borrowed $5,000,000.

On September 27, 2022, we received approximately $14.7 million in proceeds from a failed sale-leaseback, net of financing costs and amounts held by the Landlord for future debt service.

On September 27, 2022, we entered into a loan agreement with The Huntington National Bank, pursuant to which the lender agreed to loan up to $10,000,000 to us, which may be drawn upon achieving certain debt service coverage ratios. To date we have not received any funding from this loan agreement.

On October 19, 2022, we received proceeds from the sale by Stark County Port Authority (the “Port Authority”), of $7,500,000 principal amount of tourism development district special obligation bonds (the “TDD Bonds”) issued October 19, 2022, to Director of Development of the State of Ohio, acting on behalf of the State of Ohio. HOFV CFP must use the funds to pay, or for reimbursement of payment of, project costs associated with the Center for Performance being constructed by HOFV CFP (the “Center for Performance”).

On November 7, 2022, we received approximately $49 million in net proceeds from a failed sale-leaseback, net of financing costs.

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

Cash Flows

Since inception, we have primarily used our available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2022	2021
Cash (used in) provided by:
Operating Activities	$2,413,959	$(20,245,591)
Investing Activities	(77,862,339)	(42,328,949)
Financing Activities	90,663,480	51,011,265
Net increase (decrease) in cash and restricted	$15,215,100	$(11,563,275)

Cash Flows for the Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021

Operating Activities

Net cash provided by operating activities was $2,413,959 during the nine months ended September 30, 2022, which consisted primarily of our net loss of $27,977,976, offset by non-cash depreciation expense of $9,420,585, amortization of note discounts of $3,610,738, payment-in-kind interest rolled into debt of $2,659,044, a loss on forgiveness of debt of $148,472, and stock-based compensation expense of $3,277,879. The changes in operating assets and liabilities consisted of an increase in accounts receivable of $1,201,990, a decrease in prepaid expenses and other assets of $719,172, an increase in accounts payable and accrued expenses of $16,092,721, an increase in due to affiliates of $2,740,818, and an increase in other liabilities of $1,659,949.

Net cash used in operating activities was $20,245,591 during the nine months ended September 30, 2021, which consisted primarily of our net loss of $102,418,590, offset by non-cash depreciation expense of $8,886,648, amortization of note discounts of $3,725,349, stock-based compensation expense of $4,573,524, non-cash impairment expense of $1,748,448, and a change in fair value of warrant liability of $67,565,942. The changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $125,208, an increase in prepaid expenses and other assets of $1,648,247, and a decrease in accounts payable and accrued expenses of $2,537,410.

Investing Activities

Net cash used in investing activities was $77,862,339 and $42,328,949 during the nine months ended September 30, 2022 and 2021, respectively, which consisted primarily of our project development costs.

Financing Activities

Net cash provided by financing activities was $90,663,480 during the nine months ended September 30, 2022. This consisted primarily of $68,807,100 in proceeds from notes payable, $15,588,519 in proceeds from our sale leaseback, and $20,403,517 of proceeds from equity raises under our ATM, offset by $8,238,479 in repayments of notes payable, and $5,447,177 in payment of financing costs.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For information on our significant accounting policies please refer to Note 2 to our Unaudited Condensed Consolidated Financial Statements.

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

Based on their evaluation as of September 30, 2022, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, the Company implemented a new accounting and financial reporting system, which included additional IT and financial controls.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

During the normal course of its business, the Company is subject to occasional legal proceedings and claims.

Item 1A. Risk factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by those described in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by our Form 10-Q for the quarter ended June 30, 2022, except as follows:

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

In addition to the Naming Rights Agreement, Newco is party to a Technology as a Service Agreement dated October 9, 2020 with Johnson Controls (the “TAAS Agreement”). Pursuant to the TAAS Agreement, Johnson Controls will provide certain services related to the construction and development of the Hall of Fame Village powered by Johnson Controls (the “Project”), including, but not limited to, (i) design assist consulting, equipment sales and turn-key installation services in respect of specified systems to be constructed as part of Phase 2 and Phase 3 of the Project and (ii) maintenance and lifecycle services in respect of certain systems constructed as part of Phase 1, and to be constructed as part of Phase 2 and Phase 3, of the Project. Under the terms of the TAAS Agreement, Newco has agreed to pay Johnson Controls up to an aggregate of approximately $217 million for services rendered by Johnson Controls over the term of the TAAS Agreement. As of September 30, 2022 and December 31, 2021, approximately $195 million and $199 million, respectively, was remaining under the TAAS Agreement.

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

The Company disputes that it is in default under either the TAAS Agreement or the Naming Rights Agreement. The Company believes JCI is in breach of the Naming Rights Agreement and the TAAS Agreement due to their failure to make certain payments in accordance with the Naming Rights Agreement, and, on May 16, 2022, provided notice to JCI of these breaches. The Company is pursuing dispute resolution pursuant to the terms of the Naming Rights Agreement to simultaneously defend against JCI’s allegations and pursue its own claims. The ultimate outcome of this dispute cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying condensed consolidated financial statements. During the three and nine months ended September 30, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of September 30, 2022 in the amount of $3,312,500. The balances due under the Naming Rights Agreement as of September 30, 2022 and December 31, 2021 amounted to $5,197,917 and $1,885,417, respectively.

The sponsorship and services agreement, dated as of December 19, 2018, as amended (the “Constellation Sponsorship Agreement”), by and among HOF Village, PFHOF and Constellation NewEnergy, Inc., is scheduled to expire on December 31, 2029 but provides termination rights both to (a) HOF Village and PFHOF and (b) Constellation, which may be exercised if a party would suffer material damage to its reputation by association with the other party or if there is an event of default. An event of default under the Constellation Sponsorship Agreement includes a party’s failure to perform its material obligations for 60 days after receiving written notice from the other party and failure to cure such default; a party’s becoming insolvent or filing a voluntary petition in bankruptcy; a party’s being adjudged bankrupt; an involuntary petition under any bankruptcy or insolvency law being filed against a party; a party’s sale, assignment or transfer of all or substantially all of its assets (other than to an affiliate in the case of HOF Village or PFHOF). Additionally, Constellation has a right to terminate the Constellation Sponsorship Agreement effective as of December 31, 2023 for failure to recover its investment in the form of new business, if it provides written notice on or prior to December 1, 2022.

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

If the Company does not regain compliance with the Minimum Bid Requirement during the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. On September 19, 2022, the Company submitted its request to Nasdaq for a second 180 day compliance period to meet the Minimum Bid Requirement, including an intent to implement a reverse stock split in sufficient time during the 180 days to evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days prior to the expiration of the second 180 day compliance period. The Company does not expect to receive a response from Nasdaq to its request for a second 180 day compliance period until the first 180 day compliance period ends on November 21, 2022. There is no assurance, however, that the Company will regain compliance during a second 180 day compliance period.

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

If the Company completes a reverse stock split, the trading price of our Common Stock may not increase to a level we may have expected following the reverse stock split or, if it does, the trading price of our Common Stock may decrease in the future.

On September 29, 2022, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect, at the discretion of our Board of Directors on or prior to May 5, 2023, a reverse stock split of all of the outstanding shares of our common stock, par value $0.0001 per share (“Common Stock”), at a ratio in the range of 1-for-10 to 1-for-25 (the “Reverse Stock Split”), such ratio to be determined by our Board of Directors in its discretion and publicly disclosed prior to the effectiveness of the Reverse Stock Split, whereby each outstanding 10 to 25 shares would be combined, converted and changed into 1 share of our Common Stock.

Reducing the number of outstanding shares of our Common Stock through the Reverse Stock Split is intended, absent other factors, to increase the per share trading price of our Common Stock. However, other factors, such as our financial results and financial outlook and investor perception of our future prospects, as well as general market and economic conditions, among many factors, may positively or negatively affect the trading price of our Common Stock. Therefore, even if the Reverse Stock Split is effected, the trading price of our Common Stock may not increase to a level we may have expected following the Reverse Stock Split or, if it does, the trading price of our Common Stock may decrease in the future. Additionally, the trading price per share of our Common Stock after the Reverse Stock Split may not increase in proportion to the reduction in the number of shares of our Common Stock outstanding before the Reverse Stock Split. Accordingly, the total market capitalization of our Common Stock after the Reverse Stock Split may be lower than the total market capitalization before the Reverse Stock Split. The trading price of our Common Stock also may change due to a variety of other factors, some of which are beyond our control, including but not limited to our general business condition, the release of our financial reports, general economic conditions and forecasts, market conditions and the market perception of our business. Because the number of authorized shares of our Common Stock will not be reduced proportionately, the Reverse Stock Split will increase the Board’s ability to issue authorized and unissued shares without further stockholder action.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

10.1	Business Loan Agreement, dated August 31, 2022, between Hall of Fame Resort & Entertainment Company and Stark County Port Authority (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 7, 2022)
10.2	Business Loan Agreement, dated September 15, 2022, between Hall of Fame Resort & Entertainment Company and City of Canton, Ohio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 16, 2022)
10.3	Loan Agreement, dated September 27, 2022, among HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers, and The Huntington National Bank, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.4	Promissory Note, dated September 27, 2022, issued by HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers, to The Huntington National Bank, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.5	Ground Lease, dated September 27, 2022, among TWAIN GL XXXVI, LLC, as landlord, and HOF Village Retail I, LLC and HOF Village Retail II, LLC, as tenants (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.6	Guaranty Fee Letter Agreement, dated September 27, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Retail I, LLC, HOF Village Retail II, LLC, Stuart Lichter, and Stuart Lichter, Trustee of the Stuart Lichter Trust u/t/d dated November 13, 2011 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.7	Purchase and Sale Agreement, dated November 7, 2022, between HFAKOH001 LLC as buyer and HOF Village Waterpark, LLC as seller (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.8	Ground Lease Agreement, dated November 7, 2022, between HFAKOH001 LLC as landlord and HOF Village Waterpark, LLC as tenant (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.9	Limited Recourse Carveout Guaranty, dated November 7, 2022, by HOF Village Newco, LLC as guarantor and HFAKOH001 LLC as landlord (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.10	Pledge and Security Agreement, dated November 7, 2022, by HOF Village Newco, LLC as pledgor and HFAKOH001 LLC as landlord (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.11	Post-Closing Matters Agreement, dated November 7, 2022, among HOF Village Waterpark, LLC, HOF Village Newco, LLC and HFAKOH001 LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.12	Purchase Option Agreement, dated November 7, 2022, between HFAKOH001 LLC and HOF Village Waterpark, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.13	Hotel Construction Loan Commitment Letter, signed November 3, 2022, among Industry Realty Group, Inc. as lender, Hall of Fame Resort & Entertainment Company as guarantor, and HOF Village Hotel WP, LLC as borrower (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.14	IRG Letter Agreement, dated November 7, 2022, between Industrial Realty Group, LLC and its various affiliates and related parties and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: November 14, 2022	By:	/s/ Michael Crawford
Michael Crawford
Chief Executive Officer
(Principal Executive Officer)