Form 10-K
period 2022-12-31
Hall of Fame Resort & Entertainment Co
filed 2023-03-27
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-38363

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

(Exact name of registrant as specified in its charter)

Delaware	84-3235695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2626 Fulton Drive NW Canton, OH	44718
(Address of principal executive offices)	(Zip Code)

(330) 458-9176

(Registrant’s telephone number, including area code)

Securities registered under section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HOFV	Nasdaq Capital Market
Warrants to purchase 0.064578 shares of Common Stock	HOFVW	Nasdaq Capital Market

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $26,948,075.

As of March 23, 2023, the registrant had outstanding 5,646,898 shares of common stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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

In addition to factors identified elsewhere in this Annual Report on Form 10-K, the following risks, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	the benefits of the Business Combination (defined below);

●	the future financial performance of the Company and its subsidiaries, including Newco (as defined below);

●	changes in the market in which the Company competes;

●	expansion and other plans and opportunities;

●	the effect of the COVID-19 pandemic on the Company’s business;

●	the Company’s ability to raise financing in the future;

●	the Company’s ability to maintain the listing of its Common Stock on the Nasdaq Capital Market (“Nasdaq”); and

●	other factors detailed under the section titled “Risk Factors” in this Report.

Actual results, performance or achievements may differ materially, and potentially adversely, from any projections and forward-looking statements and the assumptions on which those forward-looking statements are based. There can be no assurance that the data contained herein is reflective of future performance to any degree. You are cautioned not to place undue reliance on forward-looking statements as a predictor of future performance. All information set forth herein speaks only as of the date hereof, in the case of information about the Company, or as of the date of such information, in the case of information from persons other than the Company, and we disclaim any intention or obligation to update any forward-looking statements as a result of developments occurring after the date of this Annual Report on Form 10-K. Forecasts and estimates regarding the Company’s industry and end markets are based on sources we believe to be reliable, however there can be no assurance these forecasts and estimates will prove accurate in whole or in part. Any annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

ii

PART I

Item 1. Business

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company”, “HOFRE,” “we,” “our,” “us” and similar terms refer to Hall of Fame Resort & Entertainment Company, a Delaware corporation.

Overview

We are a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, we own the Hall of Fame Village, a multi-use sports and entertainment destination centered around the PFHOF’s campus. We expect to create a diversified set of revenue streams through developing themed attractions, premier entertainment programming and sponsorships. We are pursuing a differentiation strategy across three pillars, including destination-based assets, the Media Company, and gaming.

The strategic plan has been developed in three phases of growth: Phase I, Phase II, and Phase III. Phase I of the Hall of Fame Village is operational, consisting of the Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex, and HOF Village Media Group, LLC (“Hall of Fame Village Media” or the “Media Company”). The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the NFL Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. The ForeverLawn Sports Complex hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. Hall of Fame Village Media leverages the sport of professional football to produce exclusive programming. For example, licensing the extensive content controlled by the PFHOF as well as new programming assets developed from live events such as youth tournaments, camps and sporting events held at the ForeverLawn Sports Complex and the Tom Benson Hall of Fame Stadium.

We are developing new hospitality, attraction and corporate assets as part of our Phase II development plan. Phase II plans for future components of the Hall of Fame Village include two hotels (one on campus and one in downtown Canton that opened in November 2020), the Hall of Fame Indoor Waterpark, the Constellation Center for Excellence (an office building including retail and meeting space, that opened in October 2021), the Center for Performance (a convention center/field house, that opened in October of 2022), the Play Action Plaza (completed in December of 2022), and the Fan Engagement Zone (Retail Promenade), core and shell for Retail I was completed in September of 2022 and the core and shell of Retail II was completed in November of 2022). Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

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

On September 29, 2022, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our shares of Common Stock, and our Board subsequently approved a final reverse stock split ratio of 1-for-22 (the “Reverse Stock Split”). The Reverse Stock Split became effective at 12:01am Eastern Time on December 27, 2022 (the “Effective Time”). At the Effective Time, every 22 shares of issued and outstanding Common Stock were combined and converted into one issued and outstanding share of Common Stock. Fractional shares were cancelled and stockholders received cash in lieu thereof. All outstanding restricted stock unit awards, warrants and other securities settled in, exercisable for or convertible into shares of Common Stock were adjusted as a result of the reverse split, as required by their respective terms. A proportionate adjustment was also made to the maximum number of shares of Common Stock issuable under the Hall of Fame Resort & Entertainment Company Amended 2020 Omnibus Incentive Plan (the “Plan”). The number of authorized shares of Common Stock and the par value per share of Common Stock remains unchanged at $0.0001 per share.

The Reverse Stock Split primarily was intended to bring the Company into compliance with the minimum bid price requirement for maintaining its listing on the Nasdaq. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity (other than as a result of the payment of cash in lieu of fractional shares).

Business Strategy

Our unique position and multimedia approach makes us the only company of our kind fully poised to capitalize on the popularity of professional football, one of the most popular brands in sports worldwide (as measured by total league revenue and number of fans). Our principal business objectives are to successfully develop and operate Destination Based Assets such as the Hall of Fame Village as a premiere destination resort and entertainment company leveraging the expansive popularity of professional football and the Pro Football Hall of Fame; Hall of Fame Village Media taking advantage of direct access to exclusive content; and a gaming vertical that spans across fantasy sports in addition to growth areas of eGaming and sports betting. The resort and entertainment platform will significantly extend the presence of the Pro Football Hall of Fame, the singular institution focused on promoting and preserving the legends and values of professional football. We are located in Canton, Ohio, the birthplace of American professional football. It is in a market area with limited themed attractions and within an 8-hour driving distance to nearly half of the NFL franchises. Together with the PFHOF, we intend to become an elite entertainment venue and premier attraction for the region. The current operational assets of the PFHOF and the Company currently attract over two million visitors annually.

Strategic Relationship with PFHOF

PFHOF is a distinct entity from us but serves as a significant shareholder and aligned partner. The Pro Football Hall of Fame, which is owned and operated by PFHOF and not the Company, is a 501(c)(3) not-for-profit educational institution that focuses on the education, promotion, preservation and honoring of the individuals and moments that shaped professional football’s history. Since opening in 1963, the Museum has grown in both size and stature. The building was expanded in 1971, 1978 and 1995, and completed major exhibit gallery renovations in 2003, 2008, and 2009. Together, these improvements have transformed the original 19,000 square-foot Hall of Fame museum into an exciting internationally recognized institution and travel destination. The “Future 50” Expansion & Renovation Project has expanded the museum to 118,000 square feet. The two-year, $27 million project was completed in the summer of 2013 after a major renovation to 38,000 square feet of museum space was finished. Today, the Pro Football Hall of Fame stands as a shining tribute to professional football and the over 300 men who have been enshrined, receiving their Gold Jackets. The Pro Football Hall of Fame Museum and the Gold Jacket enshrinees serve as unique and valuable partners that contribute to the development of the Hall of Fame Village.

See the section entitled “Risk Factors – The success of our business is dependent upon the continued success of the PFHOF brand and museum experience and our ability to continue to secure favorable contracts with and maintain a good working relationship with PFHOF and its management team” for additional information relating to the relationship with PFHOF.

About Phase I

We have invested approximately $250 million of capital to build Phase I of the Hall of Fame Village in preparation for Phase II and Phase III. Phase I, already complete, includes the Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex, Hall of Fame Village Media, complementary, long-term sponsorship agreements, as well as land and infrastructure to support Phase II and Phase III. We are executing strategies to significantly increase programming of the Tom Benson Hall of Fame Stadium and ForeverLawn Sports Complex and developing unique media content through Hall of Fame Village Media.

Tom Benson Hall of Fame Stadium

The Tom Benson Hall of Fame Stadium holds up to 23,000 spectators and hosts the annual Pro Football Hall of Fame Enshrinement Week as well as other premier sporting events such as the Historic Black College Hall of Fame Game, the Ohio State High School Football Championships, the 2022 USFL Championships, Women’s Football Alliance Championships and Division III football championships. During the Pro Football Hall of Fame Enshrinement Week, the Tom Benson Hall of Fame Stadium hosts the Hall of Fame Game, the first NFL game of the pre-season, and the Hall of Fame Enshrinement for NFL players and other enshrinees. The design of the Tom Benson Hall of Fame Stadium with cut-away seats, allows it to serve as an elite concert venue. The Tom Benson Hall of Fame Stadium has hosted performances by national recording artists such as Aerosmith, Tim McGraw, Pitbull, Toby Keith, Maroon 5, and Journey as well as comedian Dave Chappelle.

ForeverLawn Sports Complex

The ForeverLawn Sports Complex consists of eight full-sized fields. Support buildings including concessions, ticketing, restrooms and storage buildings were completed in or prior to the third quarter of 2022. The facility hosts camps and tournaments for football players as well as athletes from other sports such as lacrosse, rugby and soccer from across the country.

Hall of Fame Village Media

In 2017, HOF Village formed a sports and entertainment media company, Hall of Fame Village Media, leveraging the sport of professional football to produce exclusive content, including content developed from live events such as tournaments, camps and sporting events held at the ForeverLawn Sports Complex and the Tom Benson Hall of Fame Stadium. Hall of Fame Village Media has the ability to serve multiple media formats including full length feature films, live and taped television specials, studio shows, live sports events, books and artwork. Through our partnership with the PFHOF, Hall of Fame Village Media has access to millions of pieces of photo, video and document archives.

In 2021, Hall of Fame Village Media began developing and selling Non-Fungible Tokens (“NFTs”), with initial launch focused on memorable plays from college and professional careers of six legendary football players. In 2022, we launched Hall of Fame Village Passes, enabling passholders access to exclusive experiences, community and digital collectables.

In 2021, Hall of Fame Village Media co-produced the World Chase Tag primetime special on ESPN, which was also hosted at the Hall of Fame Village. In 2022, we produced in partnership with PFHOF, the Football Heaven podcast, the 10-episode series highlighting the collection of the museum’s archives and stories.

During 2022, Hall of Fame Village Media co-produced Inspired, a series celebrating inspirational NFL figures who have used their platform to help those in need while uniting communities. Inspired aired on over 100 Gray Television local channels

Also during 2022, Hall of Fame Village Media co-produced The Perfect 10, a documentary film profiling the exclusive group of NFL athletes who are both Heisman Trophy winners and Pro Football Hall of Fame inductees. We sold The Perfect 10 to Fox, where it aired across the country on Fox stations during Super Bowl weekend.

Hall of Fame Village Media also has entered into a number of partnership deals with Hall of Fame and other NFL players including Jimmy Johnson and Rashad Jennings

Sponsorship Agreements

We are bringing together world-class sponsors and partners. To date, we have struck formal agreements related to sponsorship alliances for development support from best-in-class companies, including Johnson Controls, the founding partner and official naming rights partner, Constellation NewEnergy, Inc., the official energy partner, First Data Merchant Services, LLC (now Fiserv), the official processing and payment solutions partner, ForeverLawn, the official artificial turf partner, PepsiCo, our official soft drink provider, Commscope, the official data communications networking partner, and Cleveland Clinic, the official healthcare provider of ForeverLawn Sports Complex and the Tom Benson Hall of Fame Stadium.

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

See the section entitled “Risk Factors – We partially rely on sponsorship contracts to generate revenue” for additional information.

About Phase II

Phase II is expected to add additional strategic attractions, hospitality, and corporate assets in a well-planned and synergistic manner intended to increase consumer appeal and drive revenue and profitability growth. The Company has made material progress toward the full execution of Phase II.

To date, either through ground leases, purchase agreements, or through acquisition of title, the Company has acquired all land and received zoning approval from the City of Canton for the development of Phase II. The Company has gained control of over 200 parcels of land surrounding the Tom Benson Hall of Fame Stadium, ForeverLawn Sports Complex, and Pro Football Hall of Fame Museum for the future development of the Hall of Fame Indoor Waterpark, on-campus hotel attached to the Hall of Fame Indoor Waterpark, the Fan Engagement Zone (retail promenade) offering a variety of food and beverage options, as well as other specialized entertainment alternatives, and Play Action Plaza, a football-themed area for recreation and events which includes two amusement rides. The Company has commissioned and completed three separate Phase I Environmental Site Assessments on land underlying the Tom Benson Hall of Fame Stadium, ForeverLawn Sports Complex and residential land acquired for Phase II of the development plan. To date, no recognized environmental conditions have been revealed.

In addition, we have made significant progress in the construction for Phase II. Phase II is projected to cost approximately $355 million in capital spending. We have made significant progress in opening many of our Phase II assets, including the ForeverLawn Sports Complex, the Constellation Center for Excellence, the Fan Engagement Zone, Play Action Plaza, and the Center for Performance. The expectation is that the remaining components (notably the Hilton Tapestry Hotel and the Hall of Fame Indoor Waterpark) will be completely operational by the end of the 2024 calendar year.

In Phase II, the critical business strategies are to drive further asset development, increased event programming, new alliance sponsorships, media development and explore additional growth verticals:

●	Further Asset Development: We are constructing additional assets in Phase II to attract and entertain guests. We have acquired or entered into agreements to acquire all land needed for Phase II development and have completed all of the design and development. In November 2020, we opened the DoubleTree by Hilton hotel in downtown Canton. Additional assets will include the Hall of Fame Indoor Waterpark, an on-campus hotel attached to the waterpark. The Fan Engagement Zone (retail promenade) offering a variety of food and beverage options, as well as other specialized entertainment alternatives. In October 2021, we opened our Constellation Center for Excellence. In November 2022, we opened the Center for Performance, which provides a variety of year-round programming options. A green space area called Play-Action Plaza provides 3.5 acres for fun, football-themed recreation, events, and formal gatherings including amusement rides. Future destination-themed assets can include live entertainment, gaming, dining, and more all over the country alongside major NFL franchise cities. Construction began on Phase II in 2020, and all assets are projected to be operational by the end of 2024.

●	Increased Event Programming: We are planning to utilize the Tom Benson Hall of Fame Stadium for an expanded offering of live entertainment and events, including top performers, sporting events and festival programming. Also, given the appeal and popularity of youth sports, additional year-round programming is expected to be available across multiple sports utilizing the national appeal of the Hall of Fame brand. HOF Village has made key strategic hires and partnerships who will help drive increased Event Programming and Alliance Sponsorships. In November 2022, we opened our Center for Performance, our indoor sports dome, which will allow us to host sports and other events year-round. During 2022, we hosted the USFL finals and semi-finals, Women’s Football Alliance Championships, Freedom Bowl, along with a “Fatherhood Festival”. There are also plans for multiple concerts, multi-day festivals, and on-going business event productions.

●	New Alliance Sponsorships: We have been successful attracting a strong sponsorship base and will continue to seek significant partnerships with leading companies and brands across a range of untapped categories. These partnerships are expected to be in the form of naming rights agreements or additional category-specific sponsorships. HOF Village plans to target a number of industry verticals for additional sponsorship revenue, such as financial services, autos, telecom and beverages.

●	Media Development: We are developing original content from both its event programming and its direct access to millions of pieces of historic Pro Football artifacts located within the PFHOF archive through Hall of Fame Village Media. We are planning on producing full-length films, shows and other digital content marketing through multiple channels of distribution. Already advanced discussions with media leaders, creative, development and distribution partners have occurred. We are working on expanding our team and partnerships and have a robust slate of new content in development.

●	Hall of Fame Village Gaming: Gaming is expected to be a connective tissue that integrates the rest of the business units across the Company. This encompasses Youth Sports as a way to increase engagement, as well as gaming as a part of offsite asset building and programming, purpose-driven physical destination resort locations, and broadcast/streaming gaming content within media. We entered the high-growth vertical of fantasy sports with the launch of the Hall of Fantasy League in Fall 2021, which completed its second season in January 2023, with geo-based franchises professionally managed with ownership and influence from the public. In connection with our second season of Hall of Fantasy League, we also launched Legends Locker Room, a paid fantasy data service. There is potential for industry expertise to be provided by experienced fantasy analysts, and NFL Hall of Famers.

●	Sports Betting: We procured two sports betting licenses to develop sports betting both online and on campus in connection with sports betting legislation in the State of Ohio. In 2023, our mobile betting partner, Betr, went live offering both monetary and token (free-to-play) microbets.

●	Exploring Additional Growth Verticals: HOF Village has begun exploring additional growth verticals as part of Phase II. There also are expected to be opportunities to consider expanding certain destination-based assets in other geographic markets leveraging the popularity of professional football. We have hired several additional full-time employees to actively research these and other growth verticals.

About Phase III

With Phase I and Phase II assets providing a solid foundation, growth is expected to continue with the development of Phase III, including a potential mix of residential space, and additional attractions, entertainment, dining, merchandise and more. This next phase of development would potentially be initiated upon substantial completion of Phase II.

Competition

We currently face and will face competition in each of our businesses, as follows:

●	Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex and the Center for Performance will compete with other facilities and venues across the region and country for hosting concerts, athletic events (including professional sports events, sports camps and tournaments) and other major conventions.

●	Hall of Fame Village Media will compete (i) with other media and content producers to obtain creative and performing talent, sports and other programming content, story properties, advertiser support, distribution channels and market share and (ii) for viewers with other broadcast, cable and satellite services as well as with home entertainment products, new sources of broadband and mobile delivered content and internet usage.

●	The Hall of Fame Indoor Waterpark and the Hall of Fame hotels, when completed, will compete with other theme parks and resorts, such as Cedar Point, located in Sandusky, Ohio, and other theme parks, retail and tourist destinations in Ohio and around the country, and with other forms of entertainment, lodging, tourism and recreation activities. The Fan Engagement Zone, will compete with other food and beverage, and retail locations.

●	The Constellation Center for Excellence and the Fan Engagement Zone (retail promenade) will compete for tenants with other suppliers of commercial and/or retail space.

●	Our sports betting and e-gaming will compete with other sports betting providers attempting to enter the Ohio sports betting market.

Employees

As of March 23, 2023, we have 114 employees that perform various administrative, finance and accounting, event planning, sports programming, media development, and corporate management functions for the Company and its subsidiaries.

Properties

We own real property in Canton, Ohio, at the site of the Hall of Fame Village development and our DoubleTree by Hilton Hotel. Certain parcels of real property on which the Hall of Fame Village is located, including the parcel on which Tom Benson Hall of Fame Stadium is located, are owned by the Canton City School District (Board of Education), and are subject to long-term ground leases and agreements with us for the use and development of such property.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Company’s initial public offering on January 30, 2018, (b) in which we have total annual revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

The COVID-19 Pandemic

Since 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and the measures to prevent its spread impacted our business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and ForeverLawn Sports Complex, which negatively impacts our ability to sell sponsorships. Also, we opened our newly renovated DoubleTree by Hilton in Canton in November 2020, which negatively impacted the occupancy rates by the pandemic, most recently with the Omicron variant in first quarter of 2022. Further, the COVID-19 pandemic has caused global supply chain disruptions, which negatively impacts our ability to obtain the materials needed to complete construction. The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

Recent Developments

Dispute Regarding Naming Rights Agreement with Johnson Controls

The amended and restated sponsorship and naming rights agreement, dated as of July 2, 2020 (the “Naming Rights Agreement”), by and among HOF Village, PFHOF and Johnson Controls, Inc. (“JCI” or “Johnson Controls”) is scheduled to expire on December 31, 2034 but provides termination rights both to (a) HOF Village Newco, LLC, a wholly-owned subsidiary of the Company (“Newco”), and PFHOF; and (b) Johnson Controls, which may be exercised in the event the other party, among other things, breaches any of its covenants and agreements under the Naming Rights Agreement beyond certain notice and cure periods. Additionally, Johnson Controls has a right to terminate the Naming Rights Agreement if (i) we do not provide evidence to Johnson Controls by October 31, 2021, that we have secured sufficient debt and equity financing to complete Phase II, subject to day-for-day extensions due to force majeure and notice or cure periods; (ii) Phase II is not open for business by January 2, 2024, subject to day-for-day extensions due to force majeure and notice or cure periods; or (iii) Newco is in default beyond applicable notice and cure periods under certain agreements, such as the Technology as a Service Agreement with Johnson Controls (the “TAAS Agreement”), among others. In addition, under the Naming Rights Agreement, Johnson Controls’ obligation to make sponsorship payments to Newco may be suspended if Newco has not provided evidence reasonably satisfactory to Johnson Controls on or before December 31, 2020, that Newco has secured sufficient debt and equity financing to complete Phase II, subject to day-for-day extensions due to force majeure.

In addition to the Naming Rights Agreement, Newco is party to a Technology as a Service Agreement dated October 9, 2020 with Johnson Controls (the "TAAS Agreement”).The TAAS Agreement provides that Johnson Controls will provide certain services related to the construction and development of the Hall of Fame Village (the “Project”). The TAAS Agreement provides that in respect of the Naming Rights Agreement, Johnson Controls and Newco intend, acknowledge and understand that: (i) Newco’s performance under the TAAS Agreement is essential to, and a condition to Johnson Controls’ performance under, the Naming Rights Agreement; and (ii) Johnson Controls’ performance under the Naming Rights Agreement is essential to, and a condition to Newco’s performance under, the TAAS Agreement. In the TAAS Agreement, Johnson Controls and Newco represent, warrant and agree that the transactions agreements and obligations contemplated under the TAAS Agreement and the Naming Rights Agreement are intended to be, and shall be, interrelated, integrated and indivisible, together being essential to consummating a single underlying transaction necessary for the Project. We anticipate that resolution of the dispute regarding the Naming Rights Agreement will include the TAAS Agreement.

On May 10, 2022, we received from Johnson Controls a notice of termination (the “TAAS Notice”) of the TAAS Agreement effective immediately. The TAAS Notice states that termination of the TAAS Agreement by Johnson Controls is due to our alleged breach of our payment obligations. Additionally, Johnson Controls in the TAAS Notice demands the amount which is the sum of: (i) all past due payments and any other amounts owed by us under the TAAS Agreement; (ii) all commercially reasonable and documented subcontractor breakage and demobilization costs; and (iii) all commercially reasonable and documented direct losses incurred by Johnson Controls directly resulting from the alleged default by us and the exercise of Johnson Controls’ rights and remedies in respect thereof, including reasonable attorney fees.

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

We dispute that we are in default under either the TAAS Agreement or the Naming Rights Agreement. Rather, we believe Johnson Controls is in breach of the Naming Rights Agreement and the TAAS Agreement due to their failure to make certain payments in accordance with the Naming Rights Agreement, and, on May 16, 2022, provided notice to Johnson Controls of these breaches.

Pursuant to the dispute resolution procedures set forth in the Naming Rights Agreement, the parties participated in mediation in November 2022, but were unable to reach a resolution. On January 24, 2023, Newco filed a demand for arbitration with JAMS, asserting claims against JCI for breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment. On February 16, 2023, JCI filed its response, generally denying Newco’s allegations and asserting counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. A panel of three arbitrators will be constituted to hear and determine the dispute. The ultimate outcome of this dispute cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying consolidated financial statements. During the year ended December 31, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of December 31, 2022 in the amount of $4,812,500. The balances due under the Naming Rights Agreement as of December 31, 2022 and December 31, 2021 amounted to $6,635,417 and $1,885,417, respectively.

7.00% Series A Cumulative Redeemable Preferred Stock

On January 12, 2023, the Company issued to ADC LCR Hall of Fame Manager II, LLC (the “Series A Preferred Investor”) 1,600 shares of the Company’s 7.00% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a price of $1,000 per share for an aggregate purchase price of $1,600,000. On January 23, 2023, the Company issued to the Series A Preferred Investor 800 additional shares (the “Shares”) of the Company’s Series A Preferred Stock at a price of $1,000 per share for an aggregate purchase price of $800,000. The Company paid the Series A Preferred Investor an origination fee of 2% of the aggregate purchase price for each issuance. The issuance and sale of the shares to the Series A Preferred Investor is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Series A Preferred Stock is not convertible into Common Stock. The Series A Preferred Investor has represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the shares are being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

Compliance with Nasdaq Minimum Bid Requirement

As previously reported, on May 24, 2022, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days the bid price for the Company’s common stock, par value $0.0001 per share (“Common Stock”), had closed below the minimum requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

On December 27, 2022, we effected the Reverse Stock Split to, among other things, increase our stock price to be in compliance with the Minimum Bid Requirement.

On January 11, 2023, the Company received written notice from the Staff of Nasdaq informing the Company that it has regained compliance with the Minimum Bid Requirement because Nasdaq has determined that for 10 consecutive business days, the closing bid price of the Company’s Common Stock was at or above the Minimum Bid Requirement. Accordingly, Nasdaq has advised that the matter is now closed.

$18,100,000 principal amount Tax Increment Financing (“TIF”) Revenue Bonds

On February 2, 2023, the Company received proceeds from the issuance on such date by Stark County Port Authority (“Port Authority”) of $18,100,000 principal amount Tax Increment Financing (“TIF”) Revenue Bonds, Series 2023 (“2023 Bonds”). Of the $18,100,000 principal amount, approximately $6,767,543 was used to reimburse the Company for a portion of the cost of certain roadway improvements within the Hall of Fame Village grounds, approximately $8,628,502 was used to pay off the Development Finance Authority of Summit County (“DFA”) Revenue Bonds, Series 2018 ( “2018 Bonds”) that had been acquired by the Company in December 2022 pursuant to a previously disclosed arrangement (such that the Company received the payoff of the 2018 Bonds), approximately $1,169,916 was used to pay costs of issuance of the 2023 Bonds, and approximately $905,000 was used to fund a debt service reserve held by The Huntington National Bank (“2023 Bond Trustee”), as trustee for the 2023 Bonds. The maturity date of the 2023 Bonds is December 30, 2048. The interest rate on the 2023 Bonds is 6.375%. Interest payments are due on the 2023 Bonds semi-annually on June 30 and December 30 of each year, commencing June 30, 2023.

In connection with the issuance of the 2023 Bonds by the Port Authority, the Company transferred ownership of a portion of the roadway and related improvements within Hall of Fame Village grounds to the Port Authority. The Company maintains management rights and maintenance obligations with regard to such roadway pursuant to a Maintenance and Management Agreement among the Port Authority, the Company and the Company’s subsidiary, Newco.

The 2023 Bonds will be repaid by the Port Authority from statutory service payments in lieu of taxes paid by the Company in connection with the Company’s Tom Benson Hall of Fame Stadium, ForeverLawn Sports Complex, Constellation Center for Excellence, Center for Performance, Retail I property, Retail II property, Play Action Plaza and an interior private roadway, net of the portion payable to Canton City School District and Plain Local School District and net of administrative fees of Stark County and the City of Canton, and from minimum service payments levied against those parcels excluding the Stadium and Youth Fields. Net statutory service payments are assigned by the City of Canton to the Port Authority for payment of the 2023 Bonds pursuant to a Cooperative Agreement among the Port Authority, City of Canton, the Company and Newco, and then pledged by the Port Authority to the 2023 Bond Trustee for payment of the 2023 Bonds pursuant to a Trust Indenture between the Port Authority and the 2023 Bond Trustee. Minimum service payments are a lien on the parcels under certain TIF declarations and supplements thereto, and are paid by the Company to the 2023 Bond Trustee.

The Company and Newco are required to make payments (“Developer Shortfall Payments”) to the extent the above described net statutory service payments and minimum service payments actually paid are not sufficient to pay the scheduled debt service on the 2023 Bonds, and entered into a guaranty of payment of minimum service payments under a Minimum Payment Guaranty until certain performance criteria (debt service coverage of 1.05x for the 2023 Bonds for three consecutive years) are met. In addition, a member of the Company’s board of directors, Stuart Lichter, individually and with his trust, guaranteed Developer Shortfall Payments until debt service coverage of 1.0x for the 2023 Bonds for three consecutive years are met.

To the extent statutory service payments and minimum service payments exceed the amounts required for debt service on the 2023 Bonds, the excess paid will first increase and/or restore the 2023 Bonds fund reserve to a maximum of 10% of the original principal amount of the 2023 Bonds (i.e. $1,810,000) and then to redeem the 2023 Bonds, with the amount paid applied to the principal balance of the 2023 Bonds. The 2023 Bonds fund reserve (initially 5% (i.e., $905,000) subject to increase up to 10%) mentioned above will be maintained to be used for payment of debt service and administrative fees if there are insufficient funds generated from the statutory service payments, minimum service payments and Developer Shortfall Payments, and, to the extent unused, make the final 2023 Bonds payment of debt service.

Industrial Realty Group, LLC Affiliate Lenders Transactions

As previously disclosed, on November 7, 2022, the Company entered into a letter agreement (the “IRG Letter Agreement”) with Industrial Realty Group, LLC (“IRGLLC”), pursuant to which IRGLLC agreed that IRGLLC and certain IRGLLC affiliates and related parties, which include CH Capital Lending, LLC (“CHCL”), IRG, LLC and JKP Financial, LLC (collectively, “IRG Affiliate Lenders”), will provide the Company and its subsidiaries, in exchange for certain specified consideration described below, the following financial support (the “IRG Financial Support”): (i) certain financial support for an indoor waterpark and a commitment for the financing of the ground-up development of a 180-room family hotel, (ii) an extension to March 31, 2024 of the maturity of the promissory note dated June 16, 2022, issued by the Company, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers, to CHCL, as lender (the “Bridge Loan”), and (iii) amendment of all lending arrangements from IRG Affiliate Lenders to provide for an optional one-year extension of their maturity until March 31, 2025 for a one percent extension fee, which is payable if and when an IRG Affiliate Lender loan is extended. Stuart Lichter, a director of the Company, is President and Chairman of the Board of IRGLLC.

On March 17, 2023, pursuant to the IRG Letter Agreement the Company and certain of its subsidiaries signed amendments to (a) certain IRG Affiliate Lender credit arrangements (and entered into backup notes for two credit arrangements) and (b) warrants issued by the Company held by IRG Affiliate Lenders (collectively, defined as Transaction Documents below), effective as of November 7, 2022 (unless otherwise noted), as consideration for the IRG Financial Support. In particular, the Company amended the Series C through Series F warrants issued by the Company held by IRG Affiliate Lenders and, upon approval of the Company’s stockholders under Nasdaq Listing Rule 5635(c), will amend the Series G warrant, as follows: (i) the exercise price of the Series C through Series G warrants held by IRG Affiliate Lenders is reset to a price equal to 105% of the average Nasdaq official closing price of the Company’s Common Stock for the five trading days immediately preceding the date of the Oak Street closing of November 7, 2022, which price is $0.58 per share prior to the Reverse Stock Split (the “Market Price”); and (ii) the warrant expiration dates of the Series C through Series G warrants held by IRG Affiliate Lenders are extended by two years from their current expiration dates. In addition, the Company amended certain IRG Affiliate Lender credit arrangements (and entered into backup notes for two credit arrangements) that are Transaction Documents as follows: (i) all IRG Affiliate Lender loans bear interest at 12.5% per annum, compounded monthly, with payment required monthly at 8% per annum, and with the remaining interest accrued and deferred until maturity; (ii) the price at which the principal and accumulated and unpaid interest under the IRG Affiliated Lender loans is convertible into shares of Common Stock is reset to a price equal to Market Price, subject in the case of loans to which Midwest Lender Fund, LLC is a party to approval of the Company’s stockholders under Nasdaq 5635(c); (iii) the Company and certain subsidiaries entered into a backup promissory note with each of JKP Financial, LLC and Midwest Lender Fund, LLC that provide benefits incremental to and offset by existing notes with such lenders; (iv) the Company agreed to acknowledge an existing pledge of the Company’s 100% membership interest in Newco and reflect that such pledge secures all amounts due under the IRG Affiliate Lender loans; (v) certain IRG Affiliate Lender loans were cross-collateralized and cross-defaulted; (vi) the Company and its subsidiaries covenanted not to assign, pledge, mortgage, encumber or hypothecate any of the underlying assets, membership interests in affiliated entities or intellectual property rights without the written consent of IRG Affiliate Lenders; (vii) prior development fees owed by the Company to IRG Affiliate Lenders were accrued and added to the Bridge Loan, and future development fees owed by the Company to IRG Affiliate Lenders will be paid as when due; and (viii) the Company agreed to pay to IRG Affiliate Lenders 25% of all contractual dispute cash settlements collected by the Company with regard to existing contractual disputes in settlement discussions, which shall be applied to outstanding IRG Affiliate Lender loans, first against accrued interest and other charges and then against principal.

The amendment and restatement of the Series C through Series F warrants held by IRG Affiliate Lenders and the IRG Affiliate Lender loans (and entering into the two backup notes) and, upon approval of the Company’s stockholders under Nasdaq Listing Rule 5635(c), the Series G warrant and the effectiveness of the conversion provision in the backup promissory note issued to Midwest Lender Fund, LLC, are transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each of the IRG Affiliate Lenders has represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act.

Notwithstanding anything to the contrary contained in the Transaction Documents (defined below), the Company and the IRG Affiliate Lenders agreed that the total cumulative number of additional shares of Common Stock that may be issued to the IRG Affiliate Lenders under the Transaction Documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Approval (defined below). If the number of shares of Common Stock issued to the IRG Affiliate Lenders under the Transaction Documents reaches the Nasdaq 19.99% Cap, so as not to violate the 20% limit established in Listing Rule 5635(d), the Company, at its election, will use reasonable commercial efforts to obtain stockholder approval of the Transaction Documents and the issuance of additional shares of Common Stock thereunder, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d) (the “Approval”). For purposes hereof, “Transaction Documents” means the second amended and restated Series C warrant (Exhibit 4.7 to this Form 10-K), the second amended and restated Series D Warrant (Exhibit 4.8 to this Form 10-K), the two amended and restated Series E warrants (Exhibits 4.9 and 4.10 to this Form 10-K), the two amended and restated Series F warrants (Exhibits 4.11 and 4.12 to this Form 10-K), the amended and restated Series G warrant (Exhibit 4.13 to this Form 10-K), the joinder and second amended and restated secured cognovit promissory note issued to JKP Financial, LLC (Exhibit 10.41 to this Form 10-K), the joinder and second amended and restated secured cognovit promissory note issued to IRG, LLC (Exhibit 10.40 to this Form 10-K), the backup joinder and first amended and restated secured cognovit promissory note with JKP Financial, LLC (Exhibit 10.23 to this Form 10-K), the amendment number 8 to term loan agreement (Exhibit 10.36 to this Form 10-K), the second amended and restated secured cognovit promissory note issued to CHCL in connection with the term loan agreement, the fourth amendment to and spreader of the pledge and security agreement under the term loan agreement, the second amendment to and spreader of the mortgage under the term loan agreement, the joinder and first amended and restated secured cognovit bridge promissory note issued to CHCL (Exhibit 10.50 to this Form 10-K), and the backup promissory note issued to Midwest Lender Fund, LLC (Exhibit 10.49 to this Form 10-K).

Under Nasdaq Listing Rule 5635(c), stockholder approval is required prior to the issuance of Common Stock in connection with certain non-public offerings involving the sale, issuance or potential issuance by a listed company of equity compensation. For this purpose, “equity compensation” includes Common Stock (and/or securities convertible into or exercisable for Common Stock) issued to our officers, directors, employees or consultants at a discount to the market value of the Common Stock, and “market value” is the closing bid price immediately preceding the time that the listed company enters into a binding agreement with such officer, director, employee or consultant to issue the equity compensation. Midwest Lender Fund, LLC is wholly-owned by our director Stuart Lichter. The amended and restated Series G warrant issued to Midwest Lender Fund, LLC and the backup promissory note issued to Midwest Lender Fund, LLC do not become effective unless and until approved by stockholders of the Company under Nasdaq Listing Rule 5635(c).

ATM Proceeds

From January 1 through March 13, 2023, the Company sold zero shares of Common Stock under the ATM. The Company did not utilize the at-the-market offering during the fiscal fourth quarter. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of sales under the Company’s at-the-market offering program for the year ended December 31, 2022.

Available Information

Our Internet address is https://www.hofreco.com. Our website and the information contained therein or linked thereto are not part of this Annual Report. We make available free of charge through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish them to the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business and financial performance. These risks are discussed more fully below and include, but are not limited to, the following:

●	We are an early stage company with a minimal track record and limited historical financial information available.

●	We are relying on various forms of public financing and public debt to finance the Company.

●	The success of our business is dependent upon the continued success of the PFHOF brand museum experience and our ability to continue to secure favorable contracts with and maintain a good working relationship with PFHOF and its management team.

●	Incidents or adverse publicity concerning the Company, PFHOF, or the NFL could harm our reputation as well as negatively impact our revenues and profitability.

●	We rely partially on sponsorship contracts to generate revenues.

●	We could be adversely affected by declines in discretionary consumer spending, consumer confidence and general and regional economic conditions.

●	Our business may be adversely affected by tenant defaults or bankruptcy.

●	Our planned sports betting, fantasy sports and eSports operations and the growth prospects and marketability of such operations are subject to a variety of U.S. and foreign laws, and which could subject us to claims or otherwise harm our business.

●	Changes in consumer tastes and preferences for sports and entertainment products, including fantasy sports, sports betting and eSports, or declines in discretionary consumer spending, consumer confidence and general and regional economic conditions could reduce demand for our offerings and products and adversely affect the profitability of our business

●	We are dependent on our management team, and the loss of one or more key employees could harm our business and prevent us from implementing our business plan in a timely manner.

●	The high fixed cost structure of the Company’s operations may result in significantly lower margins if revenues decline.

●	The COVID-19 pandemic could continue to have a material adverse effect on our business.

●	Cyber security risks and the failure to maintain the integrity of internal or guest data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

●	The suspension or termination of, or the failure to obtain, any business or other licenses may have a negative impact on our business.

●	We will have to increase leverage to develop the Company, which could further exacerbate the risks associated with our substantial indebtedness, and we may not be able to generate sufficient cash flow from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

●	We currently do not intend to pay dividends on our Common Stock. Consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

●	Our Series A Warrants and Series B Warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial statements.

●	The trading price of our securities has been, and likely will continue to be, volatile and you could lose all or part of your investment.

●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Risks Related to Our Business

We are an early stage company with a minimal track record and limited historical financial information available.

HOF Village was formed as a limited liability company on December 16, 2015 by certain affiliates of Industrial Realty Group and a subsidiary of PFHOF, to own and operate the Hall of Fame Village in Canton, Ohio, as a premiere destination resort and entertainment company leveraging the expansive popularity of professional football and the PFHOF. As a result of the Business Combination, HOF Village Newco became our wholly owned subsidiary. As of the date hereof, we anticipate that the Hall of Fame Village will have the following major components:

Phase I:

●	Tom Benson Hall of Fame Stadium

●	ForeverLawn Sports Complex

●	Hall of Fame Village Media

Phase II:

●	Hall of Fame Indoor Waterpark (“Hall of Fame Indoor Waterpark”)

●	Two hotels (one on campus and one in downtown Canton about five minutes from campus)

●	Constellation Center for Excellence (Office Building, Retail and Meeting Space)

●	Center for Performance (Field House and Convention Center)

●	Fan Engagement Zone (retail promenade)

●	Play Action Plaza (Green space for recreation, events and informal gatherings)

●	Sports Betting, Hall of Fantasy League (Fantasy Football) and NFTs

Phase III (Potential):

●	Residential space

●	Additional attractions

●	Entertainment, dining, merchandise and more

The components in Phase I are complete, the DoubleTree by Hilton Canton Hotel opened in November 2020, and the Constellation Center for Excellence opened in October 2021, the additional fields and amenities opened at the ForeverLawn Sports Complex, we completed the Fan Engagement Zone, completed Play Action Plaza, and opened the Center for Performance. The remainder of Phase II, notable the Hilton Tapestry Hotel and Hall of Fame Village Waterpark, are still in the process of construction. Phase III is still in the planning stage and has not commenced operations or generated any revenue. The components of the Hall of Fame Village have limited operating history and business track record.

Because we are in the early stages of executing our business strategy, we cannot provide assurance that, or when, we will be profitable. We will need to make significant investments to develop and operate the Hall of Fame Village and expect to incur significant expenses in connection with operating components of the Hall of Fame Village, including costs for entertainment, talent fees, marketing, salaries and maintenance of properties and equipment. In addition, our business strategy is broad and may be subject to significant modifications in the future. Our current strategy may not be successful, and if not successful, we may be unable to modify it in a timely and successful manner. A company with this extent of operations still in the planning stage is highly speculative and subject to an unusually high degree of risk.

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

Our business strategy relies upon our future ability to successfully develop and operate the Hall of Fame Village as well as our other business verticals. Our strategy assumes that we will be able to, among other things: secure sufficient capital to repay our indebtedness; continue to lease or to acquire additional property in Canton, Ohio at attractive prices and develop such property into efficient and profitable operations; and maintain our relationships with key partners, including PFHOF, the general contractors for the Hall of Fame Village, and various other design firms, technology consultants, managers and operators and vendors that we are relying on for the successful development and operation of the Hall of Fame Village, as well as to develop new relationships and partnerships with third parties that will be necessary for the success of the Hall of Fame Village. These assumptions, which are critical to our prospects for success, are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. These uncertainties are particularly heightened by the fact that we have significantly limited historical financial results or data on which financial projections might be based.

Our future ability to execute our business strategy and develop the various components of the Hall of Fame Village is uncertain, and it can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our proposed business. Any one or more of the following factors, or other factors which may be beyond our control, may have a material adverse effect on our ability to implement our proposed strategy:

●	the impact of the pandemic involving the novel strain of coronavirus, COVID-19, governmental reactions thereto, and economic conditions resulting from such governmental reactions to the pandemic on our business strategy, operations, financial results, as well as on our future ability to access debt or equity financing;

●	inability to complete development and construction on schedule, on budget or otherwise in a timely and cost-effective manner;

●	issues impacting the brands of the PFHOF or the NFL;

●	inability to secure and maintain relationships and sponsorships with key partners, or a failure by key partners to fulfill their obligations;

●	failure to manage rapidly expanding operations in the projected time frame;

●	our or our partners’ ability to provide innovative entertainment that competes favorably against other entertainment parks and similar enterprises on the basis of price, quality, design, appeal, reliability and performance;

●	increases in operating costs, including capital improvements, insurance premiums, general taxes, real estate taxes and utilities, affecting our profit margins;

●	general economic, political and business conditions in the United States and, in particular, in the Midwest and the geographic area around Canton, Ohio;

●	inflation, appreciation of the real estate and fluctuations in interest rates; or

●	existing and future governmental laws and regulations, including changes in our ability to use or receive Tourism Development District (“TDD”) funds, tax-increment financing (“TIF”) funds or other state and local grants and tax credits (including Ohio Film Tax Credits).

We are relying on various forms of public financing and public debt to finance the Company.

We have obtained and currently expect to continue to obtain a portion of the capital required for the development and operations of the Hall of Fame Village from various forms of public financing and public debt, including TDD funds, TIF funds, state and local grants and tax credits, which depend, in part, on factors outside of our control. The concept of a TDD was created under state law specifically for Canton, Ohio and the Hall of Fame Village. Canton City Council was permitted to designate up to 600 acres as a TDD and to approve the collection of additional taxes within that acreage to be used to foster tourism development. Canton City Council passed legislation allowing the collection of a 5% admissions tax and an additional 2% gross receipts tax and agreed to give the revenue from its 3% municipal lodging tax collected at any hotels built in the TDD to the Hall of Fame Village for 30 years. Our ability to obtain funds from TDD depends on, among other things, ticket sales (including parking lots, garages, stadiums, auditoriums, museums, athletic parks, swimming pools and theaters), wholesale, retail and some food sales within the TDD and revenues from our hotels within the TDD. For TIF funds, the amount of property tax that a specific district generates is set at a base amount and as property values increase, property tax growth above that base amount, net of property taxes retained by the school districts, can be used to fund redevelopment projects within the district. Our ability to obtain TIF funds is dependent on the value of developed property in the specific district, the collection of general property taxes from property owners in the specific district, the time it takes the tax assessor to update the tax rolls and market interest rates at the time the tax increment bonds are issued.

If we are unable to realize the expected benefits from these various forms of public financing and public debt, we may need to obtain alternative financing through other means, including private transactions. If we are required to obtain alternative financing, such alternative financing may not be available at all or may not be available in a timely manner or on terms substantially similar or as favorable to public financing and public debt, which could significantly affect our ability to develop the Hall of Fame Village, increase our cost of capital and have a material adverse effect on our results of operations, cash flows and financial position.

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

The success of our business is dependent upon the continued success of the PFHOF brand and museum experience and our ability to continue to secure favorable contracts with and maintain a good working relationship with PFHOF and its management team.

The success of our business is dependent upon the continued success of the PFHOF brand and our ability to continue to secure favorable contracts with and maintain a good working relationship with PFHOF and its management team. Our ability to harmonize our brand with PFHOF is important to our long-term success.

PFHOF is a 501(c)(3) not-for-profit organization that owns and operates the Pro Football Hall of Fame in Canton, Ohio. We are geographically located adjacent to PFHOF, and the local community and broader public generally view the Company and PFHOF as closely-connected affiliates. While PFHOF currently beneficially owns approximately 5% of the Company’s outstanding Common Stock, the Company is neither a subsidiary of nor controlled by PFHOF. PFHOF is a party to the Director Nominating Agreement, which among other things provides PFHOF with the right to designate one individual to be appointed or nominated for election to the Company’s board of directors, subject to certain conditions.

We have entered into multiple agreements with PFHOF that are of significance to our business, including: (i) a Global License Agreement dated April 8, 2022 (the “Global License Agreement”) and (ii) Shared Services Agreements, dated June 30, 2020 and March 9, 2021 (the “Shared Services Agreements”).

Changes in consumer tastes and preferences for sports and entertainment products could reduce demand for our offerings and products and adversely affect the profitability of our business.

The success of our business depends on our ability to consistently provide, maintain and expand attractions and events as well as create and distribute media programming, virtual experiences and consumer products that meet changing consumer preferences. Consumers who are fans of professional football will likely constitute a substantial portion of the attendance to Hall of Fame Village, and our success depends in part on the continued popularity of professional football and on our ability to successfully predict and adapt to tastes and preferences of this consumer group. If our sports and entertainment offerings and products do not achieve sufficient consumer acceptance or if consumer preferences change or consumers are drawn to other spectator sports and entertainment options, our business, financial condition or results of operations could be materially adversely affected. In the past, we have hosted major professional football events, as well as other musical and live entertainment events, and we can provide no assurance that we will be able to continue to host such events.

Incidents or adverse publicity concerning the Company, PFHOF, or the NFL could harm our reputation as well as negatively impact our revenues and profitability.

Our reputation is an important factor in the success of our business. Our ability to attract and retain consumers depends, in part, upon the external perceptions of our Company, the brands we are associated with, the quality of Hall of Fame Village and its services and our corporate and management integrity. If market recognition or the perception of the Company diminishes, there may be a material adverse effect on our revenues, profits and cash flow. In addition, the operations of Hall of Fame Village, involve the risk of accidents, illnesses, environmental incidents and other incidents which may negatively affect the perception of guest and employee safety, health, security and guest satisfaction and which could negatively impact our reputation, reduce attendance at our facilities and negatively impact our business and results of operations.

We rely partially on sponsorship contracts to generate revenues.

We will receive a portion of our annual revenues from sponsorship agreements for various content, media and live events produced at Hall of Fame Village such as title, official product and promotional partner sponsorships, billboards, signs and other media. We are continuously in negotiations with existing sponsors and actively seeking new sponsors as there is significant competition for sponsorships. Some of our live events may not secure a title sponsor, may not secure a sufficient number of sponsorships on favorable terms, or may not secure sponsorships sufficiently enough in advance of an event, which may lead to event cancellations or otherwise adversely affect the revenue generated from such events.

Additionally, we are in a dispute with Johnson Controls regarding the Naming Rights Agreement. The Company and JCI are currently undergoing the process of binding arbitration. The ultimate outcome of this dispute cannot presently be determined. For additional information, see “Recent Developments - Dispute Regarding Naming Rights Agreement with Johnson Controls” above.

We could be adversely affected by declines in discretionary consumer spending, consumer confidence and general and regional economic conditions.

Our success depends to a significant extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. The current economic environment, coupled with high volatility and uncertainty as to the future global economic landscape, has had an adverse effect on consumers’ discretionary income and consumer confidence. Future volatile, negative or uncertain economic conditions and recessionary periods or periods of significant inflation may adversely impact attendance and guest spending levels at Hall of Fame Village, which would materially adversely affect our business, financial condition and results of operations.

Hall of Fame Village is located in Canton, Ohio. The concentration of our operations in this market exposes us to greater risks than if our operations were more geographically diverse. As a result, negative developments in the local economic conditions in the Midwest region, particularly those impacting travel, hotel or other real estate operations, could reduce guest attendance, negatively impact consumer spending, increase tenant defaults and otherwise have a material adverse effect on our profitability.

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

We will face substantial competition in each of our businesses. For example:

●	Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex and the Center for Performance will compete with other facilities and venues across the region and country for hosting concerts, athletic events (including professional sports events, sports camps and tournaments) and other major conventions;

●	Hall of Fame Village Media will compete (i) with other media and content producers to obtain creative and performing talent, sports and other programming content, story properties, advertiser support, distribution channels and market share and (ii) for viewers with other broadcast, cable and satellite services as well as with home entertainment products, new sources of broadband and mobile delivered content and internet usage;

●	The indoor waterpark, the Hilton hotels, and the retail promenade, if and when completed, will compete for guests with other theme parks, waterparks, and resorts, such as Cedar Point, located in Sandusky, Ohio, and other theme parks, retail and tourist destinations in Ohio and around the country, and with other forms of entertainment, lodging, tourism and recreation activities;

●	The Constellation Center for Excellence and the Fan Engagement Zone (retail promenade) will compete for tenants with other suppliers of commercial and/or retail space; and

●	The Hall of Fantasy League fantasy football league will face competition from existing fantasy football leagues as well as other forms of virtual entertainment and fan interactions during the professional football season.

Competition in each of these areas may increase as a result of technological developments, changes in consumer preferences, economic conditions, changes in market structure and other factors that affect the recreation, entertainment, vacation, retail, tourism and leisure industries generally. Increased competition may divert consumers from Hall of Fame Village to other forms of entertainment, which could reduce our revenue or increase our marketing costs. Our competitors may have substantially greater financial resources than we do, and they may be able to adapt more quickly to changes in consumer preferences or devote greater resources to promotion of their offerings and services or to development or acquisition of offerings and services that are perceived to be of a higher quality or value than our offerings and services. As a result, we may not be able to compete successfully against such competitors.

We may not be able to fund capital expenditures and investment in future attractions and projects.

A principal competitive factor for Hall of Fame Village is the originality and perceived quality of its events, attractions and offerings. Even after completion of the various components of the Hall of Fame Village, we will need to make continued capital investments through maintenance and the regular addition of new events, attractions and offerings. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and to raise capital from third parties. We cannot assure you that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all, which could cause us to delay or abandon certain projects or plans.

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

Our business may be adversely affected if any future tenants at the Constellation Center for Excellence or the Fan Engagement Zone (retail promenade) default on their obligations to us. A default by a tenant may result in the inability of such tenant to re-lease space from us on economically favorable terms, or at all. In the event of a default by a tenant, we may experience delays in payments and incur substantial costs in recovering our losses. In addition, our tenants may file for bankruptcy or be involved in insolvency proceedings, and we may be required to expense costs associated with leases of bankrupt tenants and may not be able to replace future rents for tenant space rejected in bankruptcy proceedings, which could adversely affect our properties. Any bankruptcies of our tenants could make it difficult for us to enforce our rights as lessor and protect our investment.

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

We incur costs to comply with environmental requirements, such as those relating to water use, wastewater and storm water management and disposal, air emissions control, hazardous materials management, solid and hazardous waste disposal, and the clean-up of properties affected by regulated materials. While we have received the required environmental approvals for Phases I and II of our development, environmental requirements must be fully assessed for future phases of development.

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

Our sports betting, fantasy sports and eSports operations are subject to a variety of U.S. and foreign laws, and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

Our sports betting, fantasy sports and eSports operations are generally subject to laws and regulations relating to sports betting, fantasy sports and eSports in the jurisdictions in which we are planning to conduct such operations or in some circumstances, in those jurisdictions in which we offer our services or they are available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. Additionally, some jurisdictions in which we may operate could presently be unregulated or partially regulated and therefore more susceptible to the enactment or change of laws and regulations.

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

As of December 31, 2022, the Company’s capital structure includes debt and debt-like obligations consisting of the following gross principal amounts:

	Gross	Interest Rate	Maturity Date
Preferred equity loan	$3,600,000	7.00%	Various
City of Canton Loan	3,450,000	0.50%	7/1/2027
New Market/SCF	2,999,989	4.00%	12/30/2024
JKP Capital Loan	9,158,711	12.50%	3/31/2024
MKG DoubleTree Loan	15,300,000	9.25%	9/13/2023
Convertible PIPE Notes	26,525,360	10.00%	3/31/2025
Canton Cooperative Agreement	2,620,000	3.85%	5/15/2040
CH Capital Loan	8,846,106	12.50%	3/31/2024
Constellation EME #2	3,536,738	5.93%	4/30/2026
IRG Split Note	4,302,437	12.50%	3/31/2024
JKP Split Note	4,302,437	12.50%	3/31/2024
ErieBank Loan	19,465,282	8.50%	12/15/2034
PACE Equity Loan	8,250,966	6.05%	7/31/2047
PACE Equity CFP	2,437,578	6.05%	7/31/2046
CFP Loan	4,027,045	12.50%	3/31/2024
Stark County Community Foundation	5,000,000	6.00%	5/31/2029
CH Capital Bridge Loan	10,485,079	12.50%	3/31/2024
Stadium PACE Loan	33,387,844	6.00%	1/1/2049
Stark County Infrastructure Loan	5,000,000	6.00%	8/31/2029
City of Canton Infrastructure Loan	5,000,000	6.00%	6/30/2029
TDD Bonds	7,500,000	5.41%	12/1/2046
Total	$185,195,572

Additionally, the Company has two financing transactions that were structured as sale leaseback type transactions, whereby the investors provided the Company with aggregate gross proceeds of $68 million in exchange for the sale of land, and the Company simultaneously entered into two leases over a period of 99 years.

If we do not have sufficient funds to repay our debt at maturity, our indebtedness could subject us to many risks that, if realized, would adversely affect us, including the following:

●	the debt, and a failure to pay would likely result in acceleration of such debt and could result in cross accelerations or cross defaults on other debt;

●	our debt may increase our vulnerability to adverse economic and industry conditions;

●	to the extent that we generate and use any cash flow from operations to make payments on our debt, it will reduce our funds available for operations, development, capital expenditures and future investment opportunities or other purposes;

●	debt covenants limit our ability to borrow additional amounts, including for working capital, capital expenditures, debt service requirements, executing our development plan and other purposes;

●	restrictive debt covenants may limit our flexibility in operating our business, including limitations on our ability to make certain investments; incur additional indebtedness; create certain liens; incur obligations that restrict the ability of our subsidiaries to make payments to us; consolidate, merge or transfer all or substantially all of our assets; or enter into transactions with affiliates;

●	to the extent that our indebtedness bears interest at a variable rate, we are exposed to the risk of increased interest rates;

●	debt covenants may limit our subsidiaries’ ability to make distributions to us;

●	the collateral securing the debt, if any, could be foreclosed upon, including the foreclosure of real property interests under a mortgage and/or equity interest or personal property pledged; and

●	if any debt is refinanced, the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt or equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in a higher interest rate on such refinancing, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of uncollateralized assets on disadvantageous terms, postpone investments in the development of our properties or the Hall of Fame Village or default on our debt. In addition, to the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that are pledged to secure such obligations.

Our business plan requires additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.

While our strategy assumes that we will receive sufficient capital to have sufficient working capital, we currently do not have available cash and cash flows from operations to provide us with adequate liquidity for the near-term or foreseeable future. Our current projected liabilities exceed our current cash projections and we have very limited cash flow from current operations. We therefore will require additional capital and/or cash flow from future operations to fund the Company, our debt service obligations and our ongoing business. There is no assurance that we will be able to raise sufficient additional capital or generate sufficient future cash flow from our future operations to fund the Hall of Fame Village, our debt service obligations or our ongoing business. If the amount of capital we are able to raise, together with any income from future operations, is not sufficient to satisfy our liquidity and capital needs, including funding our current debt obligations, we may be required to abandon or alter our plans for the Company. As discussed in greater detail above, there can be no assurance that we will be able to repay the Term Loan obligation upon maturity or otherwise avoid a default. The Company may also have to raise additional capital through the equity market, which could result in substantial dilution to existing stockholders.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

●	Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●	Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;

●	Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or

●	Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may material adverse impacts on our business.

We will have to increase leverage to develop the Company, which could further exacerbate the risks associated with our substantial indebtedness.

While we used proceeds from the Business Combination and subsequent capital raises to pay down certain outstanding debt, we will have to take on substantially more debt to complete the construction of the Hall of Fame Village. We may incur additional indebtedness from time to time in the future to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If and when we incur additional indebtedness, the risks related to our indebtedness could intensify.

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

Since 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and the measures to prevent its spread impacted our business in a number of ways, most significantly with regard to a reduction in the number of events and attendance at events at Tom Benson Hall of Fame Stadium and our ForeverLawn Sports Complex, which negatively impacts our ability to generate revenue. Also, we opened our newly renovated DoubleTree by Hilton in Canton in November 2020, but the occupancy rate has been negatively impacted by the pandemic. Further, the COVID-19 pandemic has caused global supply chain disruptions, which negatively impacts our ability to obtain the materials needed to complete construction and/or achieve expected construction timelines. The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward.

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

As a result, included on our balance sheets as of December 31, 2022 and 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Series A Warrants and Series B Warrants. ASC Subtopic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Series A Warrants and Series B Warrants each reporting period and that the amount of such gains or losses could be material.

On March 1, 2022, the Series C Warrants were amended to, among other things, remove certain provisions that previously caused the Series C Warrants to be accounted for as a liability.

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

Our executive officers and directors, together with entities affiliated with such individuals, beneficially own approximately 30% of our outstanding Common Stock. Accordingly, these stockholders are able to exert significant control over matters subject to stockholder approval. This concentration of ownership could delay or prevent a change in control of the Company.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Company’s initial public offering on January 30, 2018, (b) in which we have total annual revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns real property in Canton, Ohio, at the site of the Hall of Fame Village development and the DoubleTree by Hilton Hotel. Certain parcels of real property on which the Hall of Fame Village is located, including the parcel on which the Tom Benson Hall of Fame Stadium is located, are owned by the Canton City School District (Board of Education) and are subject to long-term ground leases and agreements with the Company for the use and development of such property.

On February 3, 2021, the Company purchased for $1.75 million certain parcels of real property from PFHOF located at the site of the Hall of Fame Village. In connection with the purchase, the Company granted certain easements to PFHOF to ensure accessibility to the PFHOF museum.

Item 3. Legal Proceedings

Information with respect to certain legal proceedings is set forth in Note 8, “Contingencies,” to the Company’s Consolidated Financial Statements and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer’s Purchases Of Equity Securities

Reverse Stock Split

On December 27, 2022, we completed a Reverse Stock Split of our shares of common stock at a ratio of 1-for-22. On the effective date, every 22 shares of issued and outstanding common stock were combined and converted into one issued and outstanding share of common stock. Fractional shares were cancelled and stockholders received cash in lieu thereof. The number of authorized shares of common stock and the par value per share of common stock remains unchanged. All outstanding restricted stock unit awards, warrants and other securities settled in, exercisable for or convertible into shares of Common Stock were adjusted as a result of the reverse split, as required by their respective terms. A proportionate adjustment was also made to the maximum number of shares of common stock issuable under the Hall of Fame Resort & Entertainment Company Amended 2020 Omnibus Incentive Plan (the “Plan”).

As a result, the number of shares and income (loss) per share disclosed throughout this Annual Report on Form 10-K have been retrospectively adjusted to reflect the reverse stock split.

Market Information

Our Common Stock is traded on The NASDAQ Capital Markets under the symbol “HOFV”.

Holders

On March 23, 2023, the Company had 112 holders of record of our Common Stock.

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

Overview

We are a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, we own the Hall of Fame Village, a multi-use sports and entertainment destination centered around the PFHOF’s campus. We expect to create a diversified set of revenue streams through developing themed attractions, premier entertainment programming and sponsorships.

The strategic plan has been developed in three phases of growth: Phase I, Phase II, and Phase III. Phase I of the Hall of Fame Village is operational, consisting of the Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex, and HOF Village Media Group, LLC (“Hall of Fame Village Media” or the “Media Company”). The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the NFL Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. The ForeverLawn Sports Complex hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. Hall of Fame Village Media leverages the sport of professional football to produce exclusive programming by licensing the extensive content controlled by the PFHOF as well as new programming assets developed from live events such as youth tournaments, camps and sporting events held at the ForeverLawn Sports Complex and the Tom Benson Hall of Fame Stadium.

We are developing new hospitality, attraction and corporate assets surrounding the Pro Football Hall of Fame Museum as part of our Phase II development plan. Phase II plans for future components of the Hall of Fame Village include two hotels (one on campus and one in downtown Canton that opened in November 2020), the Hall of Fame Indoor Waterpark, the Constellation Center for Excellence (an office building including retail and meeting space, that opened in October 2021), the Center for Performance (a convention center/field house), the Play Action Plaza, and the Fan Engagement Zone (retail promenade). We are pursuing a differentiation strategy across three pillars, including destination-based assets, the Media Company, and gaming. Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

Key Components of the Company’s Results of Operations

Revenue

We generate revenue from various streams such as sponsorship agreements, rents, cost recoveries, events, and hotel operations. The sponsorship arrangements, in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time, recognize revenue on a straight-line basis over the time period specified in the contract. Revenue for rents, cost recoveries, and events are recognized at the time the respective event or service has been performed. Rental revenue for long term leases is recorded on a straight-line basis over the term of the lease beginning on the commencement date.

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

Operating Expenses

Our operating expenses include operating expenses, depreciation expense, and other operating expenses. These expenses have increased in connection with completing Phase I development. These expenses have increased with completion of Phase II assets and would expect to continue to increase with completion of the on campus hotel, waterpark, and Phase III.

Our operating expenses include the costs associated with running operational entertainment and destination assets such as the Tom Benson Hall of Fame Stadium and the ForeverLawn Sports Complex. Factors that will contribute to increased operating expenses include: more of our Phase II assets becoming operational, the addition of events for top performers, and sporting events.

Our depreciation expense includes the related costs of owning and operating significant property and entertainment assets. These expenses have grown as through completion of the Phase I and Phase II development.

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

Results of Operations

The following table sets forth information comparing the components of net loss for the years ended December 31, 2022 and the comparable period in 2021:

	For the Years Ended December 31,
	2022	2021

Revenues
Sponsorships, net of activation costs	$2,697,487	$6,023,863
Event, rents and cost recoveries	7,116,594	986,710
Hotel revenues	6,165,291	3,759,811
Total revenues	$15,979,372	$10,770,384

Operating expenses
Operating expenses	35,982,464	28,801,125
Hotel operating expenses	5,949,839	4,408,691
Impairment expense	-	1,748,448
Depreciation expense	12,037,374	12,199,148
Total operating expenses	$53,969,677	$47,157,412

Loss from operations	(37,990,305)	(36,387,028)

Other expense
Interest expense	(5,377,146)	(3,580,840)
Amortization of discount on note payable	(6,250,721)	(5,160,242)
Other income	604,912	-
Change in fair value of warrant liability	9,422,000	(48,075,943)
Change in fair value of interest rate swap	(200,000)	-
(Loss) Gain on extinguishment of debt	(6,377,051)	390,400
Total other expense	$(8,178,006)	$(56,426,625)

Net loss	$(46,168,311)	$(92,813,653)

Series B preferred stock dividends	(1,064,000)	(697,575)
Loss attributable to non-controlling interest	285,807	400,260

Net loss attributable to HOFRE stockholders	$(46,946,504)	$(93,110,968)

Net loss per share – basic and diluted	$(9.01)	$(22.69)

Weighted average shares outstanding, basic and diluted	5,208,054	4,104,358

Year Ended December 31, 2022 as Compared to the Year Ended December 31, 2021

Sponsorship Revenues

Sponsorship revenues for the year ended December 31, 2022 decreased by $3,326,376, or 55.2%, to $2,697,487 as compared to $6,023,863 for the year ended December 31, 2021. This decrease was primarily driven by our pausing the recognition of revenue on the JCI sponsorship agreement while a dispute with Johnson Controls is resolved. For additional information, see “Dispute Regarding Naming Rights Agreement with Johnson Controls” above.

Event, rents and Cost Recoveries

Revenue from events, rents and cost recoveries for the year ended December 31, 2022 increased to $7,116,594 from $986,710 for the year ended December 31, 2021, for an increase of $6,129,884, or 621%. This change was primarily driven by an increase in Enshrinement activities and concerts, our hosting of the USFL finals and other events at the Tom Benson Stadium along with utilization of our ForeverLawn Sports Complex, and the opening of the Center for Performance.

Hotel Revenues

Hotel revenues for the year ended December 31, 2022 increased $2,405,480, or 64%, to $6,165,291, compared to $3,759,811 for the year ended December 31, 2021. This was driven by the increase in travel and resumption of conferences and other events that were affected in 2021 by COVID restrictions. Furthermore, our increased events on campus drove higher hotel occupancy rates during those events.

Operating Expenses

Operating expenses were $35,982,464 for the year ended December 31, 2022 as compared to $28,801,125 for the year ended December 31, 2021, an increase of $7,181,339, or 24.9%. This increase was driven by a $2.9 million increase in show and event expenses, a $2.7 million increase in payroll and benefits, a $2.7 million increase in legal costs and a $1.0 million increase in licensing and permitting costs, offset by a $1.8 million decrease in stock-based compensation expense.

Hotel Operating Expense

Our hotel operating expense was $5,949,839 for the year ended December 31, 2022 as compared to $4,408,691 for the year ended December 31, 2021, an increase of $1,541,148 or 35%. Hotel revenue and expenses are highly correlated and thus this increase was driven by having an increase in travel and group bookings during 2022.

Impairment Expense

Impairment expense was $0 for the year ended December 31, 2022 as compared to $1,748,448 for the year ended December 31, 2021. The impairment expense for 2021 was due to an impairment of project development costs due to a change in plans for our Center for Performance, which caused us to abandon previous plans that will not benefit the current plan.

Depreciation Expense

Depreciation expense was $12,037,374 for the year ended December 31, 2022 as compared to $12,199,148 for the year ended December 31, 2021, for a decrease of $161,774, or 1.3%. The decrease in depreciation expense is primarily the result of a number of larger assets becoming fully depreciated in early 2022.

Interest Expense

Total interest expense was $5,377,146 for the year ended December 31, 2022, as compared to $3,580,840 for the year ended December 31, 2021, an increase of $1,796,306, or 50.2%. The increase in total interest expense is primarily due to an increase in the total amount of debt outstanding.

Amortization of Debt Discount

Total amortization of debt discount was $6,250,721 for the year ended December 31, 2022, as compared to $5,160,242 for the year ended December 31, 2021, for an increase of $1,090,479, or 21.1%. The increase in total amortization of debt discount is primarily due to an increase in the total amount of debt outstanding.

(Loss) Gain on Extinguishment of Debt

Loss on extinguishment of debt was $6,377,051 for the year ended December 31, 2022, as compared to a gain of $390,400 for the year ended December 31, 2021. The loss on extinguishment of debt for the year ended December 31, 2022 is due to (a) $148,472 from the March 1, 2022 refinancing of many of our debt instruments and (b) $6,228,579 from the November 7, 2022 refinancing of many of our debt instruments. The gain on extinguishment of debt during the year ended December 31, 2021 was related to the forgiveness of our Paycheck Protection Loan.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability represents a gain of $9,422,000 for the year ended December 31, 2022, as compared to a loss of $48,075,943 for the year ended December 31, 2021, for a decrease of $57,497,943 or 119.6%. The decrease in change in fair value of warrant liability was due primarily to a decrease in our stock price.

Liquidity and Capital Resources

We have sustained recurring losses through December 31, 2022. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of December 31, 2022, the Company had approximately $26 million of unrestricted cash, $7.5 million of restricted cash and $17 million of liquid investments held to maturity consisting primarily of U.S. Treasury securities. Through March 27, 2024, we have $16.9 million in debt principal payments coming due.

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

On June 16, 2022, the Company entered into a loan agreement with Stark Community Foundation, whereby Stark Community Foundation agreed to lend to the Company $5,000,000. Through December 31, 2022, the total of $5,000,000 has been provided to the Company.

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

On September 27, 2022, the Company entered into a loan agreement with The Huntington National Bank, pursuant to which the lender agreed to loan up to $10,000,000, which may be drawn upon the retail center project achieving certain debt service coverage ratios. To date the Company has not received any funding from this loan agreement.

On September 27, 2022, the Company received approximately $14.7 million in proceeds from a failed sale-leaseback, net of financing costs and amounts held by the Landlord for future debt service. The Company recorded this transaction as a financing liability on the accompanying consolidated balance sheet.

On October 19, 2022, HOF Village Center for Performance, LLC and HOF Village Newco, LLC, subsidiaries of the Company, entered an Ohio Enterprise Bond Fund transaction (“OEBF”) with the State of Ohio and Stark County Port Authority. The OEBF issued $7,500,000 of Series 2022-3 bonds, the proceeds of which were loaned to the Stark County Port Authority and used to purchase Series 2022-A bonds.

On November 7, 2022, the Company received approximately $49 million in net proceeds from a failed sale-leaseback, net of financing costs.

On December 7, 2022, the Company announced it was granted a $15.8 million Transformational Mixed-Use Development (TMUD) tax credit award from the Ohio Tax Credit Authority and the Ohio Department of Development for construction of the waterpark and Hilton Tapestry hotel. The tax credit will be paid upon the Company achieving certain construction milestones.

On January 12, 2023, the Company sold 1,600 shares of the Company’s 7.00% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share for an aggregate purchase price of $1,600,000.

On February 2, 2023, the Company received proceeds from the issuance by Stark County Port Authority of $18,100,000 principal amount Tax Increment Financing Revenue Bonds, Series 2023.

We believe that, as a result of these transactions, we currently have sufficient cash and financing commitments to meet our funding requirements over the next year. Notwithstanding, we expect that we will need to raise additional financing to accomplish our development plan over the next several years. We are seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that we will be able to raise capital on terms acceptable to us or at all, or that cash flows generated from our operations will be sufficient to meet our current operating costs. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our financial condition and operating results.

Cash Flows

Since inception, the Company has primarily used its available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Year Ended December 31,
	2022	2021
Cash (used in) provided by:
Operating Activities	$(4,892,748)	$(20,762,629)
Investing Activities	(112,128,287)	(70,734,055)
Financing Activities	133,149,377	68,831,263
Net increase (decrease) in cash and restricted cash	$16,128,342	$(22,665,421)

Cash Flows for the Years Ended December 31, 2022 and 2021

Operating Activities

Net cash used in operating activities was $4,892,748 during the year ended December 31, 2022, which consisted primarily of a net loss of $46,168,311, a non-cash decrease in the fair value of our warrant liability of $9,422,000, offset by non-cash depreciation expense of $12,037,374, amortization of note discounts of $6,250,721, payment-in-kind interest rolled into debt of $3,969,093, a loss on extinguishment of debt of $6,377,051, non-cash stock-based compensation expense of $3,925,303, a decrease in prepaid expenses and other assets of $289,396, an increase in accounts payable and accrued expenses of $9,924,830, an increase in due to affiliates of $3,015,292, and an increase in other liabilities of $2,939,079.

Net cash used in operating activities was $20,762,629 during the year ended December 31, 2021, which consisted primarily of a net loss of $92,813,653, offset by non-cash depreciation expense of $12,199,148, a non-cash increase in the fair value of our warrant liability of $48,075,943, amortization of note discounts of $5,160,242, payment-in-kind interest rolled into debt of $2,091,990, a gain on extinguishment of $390,400, non-cash stock-based compensation expense of $5,582,634, a increase in prepaid expenses and other assets of $680,999, an increase in accounts payable and accrued expenses of $1,113,976, an increase in due to affiliates of $95,399, and a decrease in other liabilities of $1,891,179.

Investing Activities

Net cash used in investing activities was $112,128,287 during the year ended December 31, 2022, which consisted of project development costs of $95,167,689 and $16,960,598 in investment in the purchase of securities held to maturity. Net cash used in investing activities was $70,734,055 during the year ended December 31, 2021 and consisted solely of project development costs.

Financing Activities

Net cash provided by financing activities was $133,149,377 during the year ended December 31, 2022, which consisted primarily of $79,196,400 in proceeds from notes payable and $20,777,893 of proceeds from common stock and preferred stock, $65,588,519 from the proceeds from failed sale leaseback, offset by $19,256,319 in repayments of notes payable, and $11,559,606 in payment of financing costs.

Net cash provided by financing activities was $68,831,263 during the year ended December 31, 2021, which consisted primarily of $37,004,153 in proceeds from notes payable and $50,420,975 of proceeds from common stock and preferred stock, $23,485,200 from the proceeds from warrant exercises, offset by $39,941,576 in repayments of notes payable, and $1,569,779 in payment of financing costs.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2022.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were effective as December 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located on beginning on page F-1 of this Annual Report.

Exhibits

Exhibit No.	Description

2.1+	Agreement and Plan of Merger, dated as of September 16, 2019, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on September 17, 2019)
2.2	First Amendment to Agreement and Plan of Merger, dated as of November 5, 2019, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.2 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on November 8, 2019)
2.3	Second Amendment to Agreement and Plan of Merger, dated as of March 10, 2020, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on March 16, 2020)
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 22, 2020, by and among Gordon Pointe Acquisition Corp., GPAQ Acquisition Holdings, Inc., GPAQ Acquiror Merger Sub, Inc., GPAQ Company Merger Sub, LLC, HOF Village, LLC and HOF Village Newco, LLC (incorporated by reference to Exhibit 2.1 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on May 28, 2020)
3.1	Amended and Restated Certificate of Incorporation of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
3.2	Certificate of Designations of 7.00% Series A Cumulative Redeemable Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 15, 2020)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 6, 2020)
3.4	Certificate of Designations of 7.00% Series B Convertible Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 14, 2021)
3.5	Certificate of Designations of 7.00% Series C Convertible Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 29, 2022)
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 27, 2022)
3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on August 12, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)

4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on January 30, 2018)
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 19, 2020)
4.5	Warrant Agency Agreement, dated November 18, 2020, between Hall of Fame Resort & Entertainment Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 19, 2020)
4.6	Warrant Agreement, dated as of July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and purchasers party thereto (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 (File No. 333-256618) filed with the Commission on May 28, 2021)
4.7	Second Amended and Restated Series C Warrant (No. 2020 W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.8	Second Amended and Restated Series D Warrant (Series D No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.9	Amended and Restated Series E Warrant (Series E No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.10	Amended and Restated Series E Warrant (Series E No. W-2), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.11	Amended and Restated Series F Warrant (Series F No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to JKP Financial, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.12	Amended and Restated Series F Warrant (Series F No. W-2), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to JKP Financial, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.13	Amended and Restated Series G Warrant, dated as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.14*	Description of Registered Securities
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the Commission on November 12, 2019)
10.2	Director Nominating Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.3	Form of Release Agreement (incorporated by reference to Exhibit 10.3 to GPAQ Acquisition Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-234655) filed with the Commission on November 12, 2019)
10.4	Hall of Fame Resort & Entertainment Company Amended 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38363), filed with the Commission on June 4, 2021)
10.5	Form of Restricted Stock Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.6	Restricted Stock Unit Award Agreement, by and between Hall of Fame Resort & Entertainment Company and Tara Charnes, dated as of September 16, 2020 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.7	Form of Restricted Stock Unit Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.8	Form of Non-Employee Director Restricted Stock Unit Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)

10.9	Restricted Stock Unit Award Agreement, by and between Hall of Fame Resort & Entertainment Company and Olivia Steier, dated as of November 13, 2020 (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-259202), filed with the Commission on August 31, 2021)
10.10	Amended and Restated Employment Agreement, dated November 22, 2022, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and Michael Crawford (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 23, 2022)
10.11	Employment Agreement, dated February 14, 2022, by and between Benjamin Lee, HOF Village Newco, LLC and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 10, 2022)
10.12	Employment Agreement, dated June 22, 2020, by and between Michael Levy and HOF Village, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.13	Employment Agreement, dated December 1, 2019, by and between Anne Graffice and HOF Village, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.14	Employment Agreement, dated August 31, 2020, by and between Tara Charnes and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.15	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Michael Levy and HOF Village, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.16	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Anne Graffice and HOF Village, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.17	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Tara Charnes and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.18+	Note Purchase Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.19	Registration Rights Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.20	Note Redemption and Warrant Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.21+	Amended and Restated Sponsorship and Naming Rights Agreement, dated July 2, 2020, by and among HOF Village, LLC, National Football Museum, Inc. and Johnson Controls, Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.22	Joinder and Second Amendment to Promissory Note, dated March 1, 2022, by and among HOF Village Newco, LLC, and HOF Village Hotel II, LLC, as the makers, Hall of Fame Resort & Entertainment Company, and JKP Financial, LLC, as holder (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.23	Backup Joinder and First Amended and Restated Secured Cognovit Promissory Note, effective as of November 7, 2022, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, as makers, and JKP Financial, LLC, as holder (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)

10.24	Letter Agreement re Payment Terms, dated June 25, 2020, by and among Industrial Realty Group, LLC, IRG Master Holdings, LLC, HOF Village, LLC and certain affiliates party thereto (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.25+	Amendment to Sponsorship and Services Agreement, dated June 15, 2020, by and among HOF Village, LLC, National Football Museum, Inc. and Constellation NewEnergy, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.26+	Technology as a Service Agreement, dated October 9, 2020, by and between HOF Village NEWCO, LLC and Johnson Controls, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q (001-38363), filed with the Commission on November 5, 2020)
10.27+	Term Loan Agreement, dated December 1, 2020, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and Aquarian Credit Funding LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 3, 2020)
10.28	Amendment Number 1 to Term Loan Agreement, dated January 28, 2021, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.36 of the Company’s Post-Effective Amendment No. 3 to Form S-1 Registration Statement (File No. 333-249133), filed with the Commission on July 22, 2021)
10.29	Amendment Number 2 to Term Loan Agreement, dated February 15, 2021, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.37 of the Company’s Post-Effective Amendment No. 3 to Form S-1 Registration Statement (File No. 333-249133), filed with the Commission on July 22, 2021)
10.30	Amendment Number 3 to Term Loan Agreement, dated as of August 30, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 1, 2021)
10.31	Amendment Number 4 to Term Loan Agreement, dated as of August 30, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on September 1, 2021)
10.32	Amendment Number 5 to Term Loan Agreement, dated as of December 15, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.33	Assignment of Loan and Loan Documents, dated as of March 1, 2022, by and among Aquarian Credit Funding LLC, as administrative agent, Investors Heritage Life Insurance Company (“IHLIC”), as a lender, and CH Capital Lending, LLC, as assignee (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 14, 2022)
10.34	Amendment Number 6 to Term Loan Agreement, dated as of March 1, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.35	Amendment Number 7 to Term Loan Agreement, dated as of August 5, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.9 of the Company’s Form S-3 Registration Statement (File No. 333-266750), filed with the Commission on August 10, 2022)
10.36	Amendment Number 8 to Term Loan Agreement, effective as of November 7, 2022, by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC, as borrower, in favor of CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.9 of the Company’s Form S-3 Registration Statement (File No. 333-266750), filed with the Commission on August 10, 2022)
10.37	Letter Agreement, dated as of December 1, 2020, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and IRG Master Holdings, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.38	Securities Purchase Agreement, dated May 13, 2021, between Hall of Fame Resort & Entertainment Company and IRG, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 14, 2021)

10.39	Equity Distribution Agreement, dated September 30, 2021, by and among Hall of Fame Resort & Entertainment Company, Wedbush Securities Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 1, 2021)
10.40	Joinder and Second Amended and Restated Secured COGNOVIT Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC to IRG, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.41	Joinder Second Amended and Restated Secured COGNOVIT Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC to JKP Financial, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.42	Loan Agreement, dated December 15, 2021, between HOF Village Center For Excellence, LLC, as borrower, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.43	Promissory Note, dated December 15, 2021, issued by HOF Village Center For Excellence, LLC to ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.44	Guaranty of Payment, dated December 15, 2021, by Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.45	Energy Project Cooperative Agreement, dated December 15, 2021, among the City of Canton, Ohio, the Canton Regional Energy Special Improvement District, Inc., HOF Village Center For Excellence, LLC and Pace Equity, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.46	Securities Exchange Agreement, dated March 28, 2022, between Hall of Fame Resort & Entertainment Company and CH Capital Lending, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 29, 2022)
10.47	Global License Agreement dated April 8, 2022, between National Football Museum, Inc. and HOF Village Newco, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 14, 2022)
10.48	Promissory Note, dated April 27, 2022, issued by HOF Village Center For Performance, LLC to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 29, 2022)
10.49	Backup Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, and HOF Village Youth Fields, LLC to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.50	Joinder and First Amended and Restated Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, and HOF Village Youth Fields, LLC to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.51	Business Loan Agreement, dated June 16, 2022, between Hall of Fame Resort & Entertainment Company and Stark Community Foundation, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on June 17, 2022)
10.52	Energy Project Cooperative Agreement, dated June 29, 2022, among HOF Village Stadium, LLC, Canton Regional Energy Special Improvement District, Inc., SPH Canton St, LLC, and City of Canton, Ohio (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on August 11, 2022)
10.53	Business Loan Agreement, dated August 31, 2022, between Hall of Fame Resort & Entertainment Company and Stark County Port Authority (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 7, 2022)
10.54	Business Loan Agreement, dated September 15, 2022, between Hall of Fame Resort & Entertainment Company and City of Canton, Ohio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 16, 2022)
10.55	Loan Agreement, dated September 27, 2022, among HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers, and The Huntington National Bank, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.56	Promissory Note, dated September 27, 2022, issued by HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers, to The Huntington National Bank, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)

10.57	Ground Lease, dated September 27, 2022, among TWAIN GL XXXVI, LLC, as landlord, and HOF Village Retail I, LLC and HOF Village Retail II, LLC, as tenants (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.58	Guaranty Fee Letter Agreement, dated September 27, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Retail I, LLC, HOF Village Retail II, LLC, Stuart Lichter, and Stuart Lichter, Trustee of the Stuart Lichter Trust u/t/d dated November 13, 2011 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.59	Payment Guaranty, dated October 19, 2022, by HOF Village Newco, LLC to and for the benefit of the Director of Development of the State of Ohio, and The Huntington National Bank, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 25, 2022)
10.60	Loan Agreement, dated October 1, 2022, among the Director of Development of the State of Ohio, the Stark County Port Authority, as borrower, and the HOF Village Center for Performance, LLC, as TDD bonds beneficiary (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on October 25, 2022)
10.61	Intercreditor and Subordination Agreement, dated October 1, 2022, by and among the Director of Development of the State of Ohio, acting on behalf of the State of Ohio, as junior lender; Midwest Lender Fund, LLC, as senior lender; and HOF Village Center for Performance, LLC, as borrower (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on October 25, 2022)
10.62	Purchase and Sale Agreement, dated November 7, 2022, between HFAKOH001 LLC as buyer and HOF Village Waterpark, LLC as seller (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.63	Ground Lease Agreement, dated November 7, 2022, between HFAKOH001 LLC as landlord and HOF Village Waterpark, LLC as tenant (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.64	Limited Recourse Carveout Guaranty, dated November 7, 2022, by HOF Village Newco, LLC as guarantor and HFAKOH001 LLC as landlord (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.65	Pledge and Security Agreement, dated November 7, 2022, by HOF Village Newco, LLC as pledgor and HFAKOH001 LLC as landlord (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.66	Post-Closing Matters Agreement, dated November 7, 2022, among HOF Village Waterpark, LLC, HOF Village Newco, LLC and HFAKOH001 LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.67	Purchase Option Agreement, dated November 7, 2022, between HFAKOH001 LLC and HOF Village Waterpark, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.68	Hotel Construction Loan Commitment Letter, signed November 3, 2022, among Industry Realty Group, Inc. as lender, Hall of Fame Resort & Entertainment Company as guarantor, and HOF Village Hotel WP, LLC as borrower (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.69	IRG Letter Agreement, dated November 7, 2022, between Industrial Realty Group, LLC and its various affiliates and related parties and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.70	Form of Retention Bonus Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 23, 2022)
10.71*	Cooperative Tax Increment Financing Agreement, dated as of February 1, 2023, among Stark County Port Authority, the City of Canton, Ohio, Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, and is joined by HOF Village Stadium, LLC, HOF Village Youth Fields, LLC, HOF Village Center for Excellence, LLC, HOF Village Center for Performance, LLC, HOF Village Retail I, LLC, and HOF Village Retail II, LLC

10.72*	Maintenance and Management Agreement (Stark Port Public Roadway), dated as of February 1, 2023, by and between the Stark County Port Authority and HOF Village Newco, LLC, and is joined by Hall of Fame Resort & Entertainment Company
10.73*	Minimum Payment Guaranty, dated as of February 2, 2023, by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, to the Stark County Port Authority and The Huntington National Bank
10.74*	Shortfall Payment Guaranty, dated as of February 2, 2023, by Stuart Lichter, as trustee of The Stuart Lichter Trust U/T/D dated November 13, 2011, and Stuart Lichter to the Stark County Port Authority and The Huntington National Bank
10.75	Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-270572) filed with the Commission on March 15, 2023)
10.76	Form of Restricted Stock Unit Award under Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-270572) filed with the Commission on March 15, 2023)
21.1*	Subsidiaries
23.1*	Consent of independent registered public accountant.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32*	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY
March 27, 2023
	By:	/s/ Michael Crawford
Michael Crawford
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Crawford	Chief Executive Officer and Director	March 27, 2023
Michael Crawford	(Principal Executive Officer)

/s/ Benjamin Lee	Chief Financial Officer	March 27, 2023
Benjamin Lee	(Principal Financial Officer)

/s/ Anthony J. Buzzelli	Director	March 27, 2023
Anthony J. Buzzelli

/s/ David Dennis	Director	March 27, 2023
David Dennis

/s/ James J. Dolan	Director	March 27, 2023
James J. Dolan

/s/ Karl L. Holz	Director	March 27, 2023
Karl L. Holz

/s/ Stuart Lichter	Director	March 27, 2023
Stuart Lichter

/s/ Marcus Allen	Director	March 27, 2023
Marcus Allen

/s/ Mary Owen	Director	March 27, 2023
Mary Owen

/s/ Kimberly K. Schaefer	Director	March 27, 2023
Kimberly K. Schaefer

Hall of Fame Resort & Entertainment Company

Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Hall of Fame Resort & Entertainment Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hall of Fame Resort & Entertainment Company (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 27, 2023

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
Assets
Cash	$26,016,547	$10,282,983
Restricted cash	7,499,835	7,105,057
Investments held to maturity	17,033,515	-
Investments available for sale	4,067,754	-
Accounts receivable, net	1,811,143	2,367,225
Prepaid expenses and other assets	3,340,342	8,350,604
Property and equipment, net	248,826,853	180,460,562
Right-of-use lease assets	7,562,048	-
Project development costs	140,138,924	128,721,480
Total assets	$456,296,961	$337,287,911

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$171,315,860	$101,360,196
Accounts payable and accrued expenses	17,575,683	12,120,891
Due to affiliate	855,485	1,818,955
Warrant liability	911,000	13,669,000
Financing liability	60,087,907	-
Derivative liability - interest rate swap	200,000	-
Operating lease liability	3,413,210	-
Other liabilities	10,679,704	3,740,625
Total liabilities	265,038,849	132,709,667

Commitments and contingencies (Note 6, 7, and 8)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,917,000 shares authorized; no shares issued or outstanding at December 31, 2022 and 2021	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 200 and 15,200 shares issued and outstanding at December 31, 2022 and 2021, respectively; liquidation preference of $222,011 as of December 31, 2022	-	2
Series C convertible preferred stock, $0.0001 par value; 15,000 shares designated; 15,000 and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively; liquidation preference of $15,707,500 as of December 31, 2022	2	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 5,604,869 and 4,434,662 shares issued and outstanding at December 31, 2022 and 2021, respectively	560	443
Additional paid-in capital	339,038,466	305,126,404
Accumulated deficit	(146,898,343)	(99,951,839)
Total equity attributable to HOFRE	192,140,685	205,175,010
Non-controlling interest	(882,573)	(596,766)
Total equity	191,258,112	204,578,244
Total liabilities and stockholders’ equity	$456,296,961	$337,287,911

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Revenues
Sponsorships, net of activation costs	$2,697,487	$6,023,863
Event, rents and cost recoveries	7,116,594	986,710
Hotel revenues	6,165,291	3,759,811
Total revenues	15,979,372	10,770,384

Operating expenses
Operating expenses	35,982,464	28,801,125
Hotel operating expenses	5,949,839	4,408,691
Impairment expense	-	1,748,448
Depreciation expense	12,037,374	12,199,148
Total operating expenses	53,969,677	47,157,412

Loss from operations	(37,990,305)	(36,387,028)

Other income (expense)
Interest expense, net	(5,377,146)	(3,580,840)
Amortization of discount on note payable	(6,250,721)	(5,160,242)
Other income	604,912	-
Change in fair value of interest rate swap	(200,000)	-
Change in fair value of warrant liability	9,422,000	(48,075,943)
(Loss) gain on forgiveness of debt	(6,377,051)	390,400
Total other expense	(8,178,006)	(56,426,625)

Net loss	$(46,168,311)	$(92,813,653)

Preferred stock dividends	(1,064,000)	(697,575)
Loss attributable to non-controlling interest	285,807	400,260

Net loss attributable to HOFRE stockholders	$(46,946,504)	$(93,110,968)

Net loss per share, basic and diluted	$(9.01)	$(22.69)

Weighted average shares outstanding, basic and diluted	5,208,054	4,104,358

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	Series B Convertible Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Stockholders	Interest	Equity

Balance as of January 1, 2021	-	$-	-	$-	2,913,181	$291	$172,118,807	$(6,840,871)	$165,278,227	$(196,506)	$165,081,721

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	5,510,134	-	5,510,134	-	5,510,134
Stock-based compensation - common stock awards	-	-	-	-	1,136	-	72,500	-	72,500	-	72,500
February 12, 2021 Capital Raise, net of offering costs	-	-	-	-	556,586	56	27,561,942	-	27,561,998	-	27,561,998
February 18, 2021 Overallotment, net of offering costs	-	-	-	-	83,488	8	4,184,990	-	4,184,998	-	4,184,998
Issuance of vested RSUs	-	-	-	-	1,092	-	-	-	-	-	-
Issuance of vested restricted stock awards	-	-	-	-	3,021	-	-	-	-	-	-
Sale of Series B preferred stock and warrants	15,200	2	-	-	-	-	15,199,998	-	15,200,000	-	15,200,000
Vesting of restricted stock units, net of tax	-	-	-	-	38,237	4	(4)	-	-	-	-
Exercise of Warrants	-	-	-	-	762,507	76	77,004,066	-	77,004,142	-	77,004,142
Sale of common stock under at the market offering	-	-	-	-	75,414	8	3,473,971	-	3,473,979	-	3,473,979
Series B preferred stock dividends	-	-	-	-	-	-	-	(697,575)	(697,575)	-	(697,575)
Net loss	-	-	-	-	-	-	-	(92,413,393)	(92,413,393)	(400,260)	(92,813,653)

Balance as of December 31, 2021	15,200	$2	-	$-	4,434,662	$443	$305,126,404	$(99,951,839)	$205,175,010	$(596,766)	$204,578,244

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	3,896,803	-	3,896,803	-	3,896,803
Stock-based compensation - common stock awards	-	-	-	-	1,136	-	28,500	-	28,500	-	28,500
Issuance of restricted stock awards	-	-	-	-	15,672	2	(2)	-	-	-	-
Vesting of restricted stock units	-	-	-	-	29,710	3	(3)	-	-	-	-
Sale of shares under ATM	-	-	-	-	988,007	98	20,403,418	-	20,403,516	-	20,403,516
Shares issued in connection with modification of notes payable	-	-	-	-	39,091	4	803,057	-	803,061	-	803,061
Warrants issued in connection with modification of notes payable	-	-	-	-	-	-	1,088,515	-	1,088,515	-	1,088,515
Shares issued in connection with issuance of notes payable	-	-	-	-	5,682	1	75,418	-	75,419	-	75,419
Warrants issued in connection with issuance of notes payable	-	-	-	-	-	-	18,709	-	18,709	-	18,709
Shares issued in connection with IRG restructuring	-	-	-	-	90,909	9	1,309,991	-	1,310,000	-	1,310,000
Modification of Series C and Series D warrants	-	-	-	-	-	-	3,736,000	-	3,736,000	-	3,736,000
Modification of warrants in connection with IRG restructuring	-	-	-	-	-	-	2,670,000	-	2,670,000	-	2,670,000
Preferred stock dividends	-	-	-	-	-	-	-	(1,064,000)	(1,064,000)	-	(1,064,000)
Exchange of Series B preferred stock for Series C preferred stock	(15,000)	(2)	15,000	2	-	-	-	-	-	-	-
Amount paid for fractional shares	-	-	-	-	-	-	(118,344)	-	(118,344)	-	(118,344)
Net loss	-	-	-	-	-	-	-	(45,882,504)	(45,882,504)	(285,807)	(46,168,311)
Balance as of December 31, 2022	200	$-	15,000	$2	5,604,869	$560	$339,038,466	$(146,898,343)	$192,140,685	$(882,573)	$191,258,112

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(46,168,311)	$(92,813,653)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	12,037,374	12,199,148
Amortization of note discounts	6,250,721	5,160,242
Amortization of financing liability	1,156,362	-
Bad debt expense	807,877	-
Impairment expense	-	1,748,448
Interest income on investments held to maturity	(72,917)	-
Interest paid in kind	3,969,093	2,091,990
Loss (gain) on extinguishment of debt	6,377,051	(390,400)
Change in fair value of warrant liability	(9,422,000)	48,075,943
Change in fair value of interest rate swap	200,000	-
Stock-based compensation expense	3,925,303	5,582,634
Non-cash lease expense	179,898	-
Change in fair value of securities available for sale	(67,754)	-
Changes in operating assets and liabilities:
Accounts receivable	(251,795)	(1,054,178)
Prepaid expenses and other assets	289,396	(680,999)
Accounts payable and accrued expenses	9,924,830	1,113,976
Operating Leases	17,753	-
Due to affiliates	3,015,292	95,399
Other liabilities	2,939,079	(1,891,179)
Net cash used in operating activities	(4,892,748)	(20,762,629)

Cash Flows From Investing Activities
Additions to project development costs and property and equipment	(95,167,689)	(70,734,055)
Investment in securities held to maturity	(16,960,598)	-
Net cash used in investing activities	(112,128,287)	(70,734,055)

Cash Flows From Financing Activities
Proceeds from notes payable	79,196,400	37,004,153
Payment for fractional shares	(118,344)
Repayments of notes payable	(19,256,319)	(39,941,576)
Payment of financing costs	(11,559,606)	(1,569,779)
Payment of dividends	(750,000)	(193,333)
Proceeds from sale of common stock under ATM	20,777,893	3,099,602
Proceeds from sale of Series B preferred stock and warrants	-	15,200,000
Proceeds from equity raises, net of offering costs	-	31,746,996
Proceeds from failed sale leaseback	65,588,519	-
Payment on sale leaseback	(729,166)	-
Proceeds from exercise of warrants	-	23,485,200
Net cash provided by financing activities	133,149,377	68,831,263

Net increase (decrease) in cash and restricted cash	16,128,342	(22,665,421)

Cash and restricted cash, beginning of year	17,388,040	40,053,461

Cash and restricted cash, end of year	$33,516,382	$17,388,040

Cash	$26,016,547	$10,282,983
Restricted Cash	7,499,835	7,105,057
Total cash and restricted cash	$33,516,382	$17,388,040

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$7,377,808	$3,068,627
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$3,346,580	$5,929,913
Settlement of warrant liability	$-	$53,518,943
Reclassify amounts from capitalized development costs to property and equipment	$53,752,242	$34,938,544
Amendment of Series C warrant liability for equity classification	$3,336,000	$-
Amendment of Series C and D warrants	$400,000	$-
Accrued dividends	$314,000	$504,242
ATM proceeds receivable	$-	$374,377
Initial value of right of use asset upon adoption of ASC 842	$7,741,955	$-
Amounts due to affiliate exchanged for note payable	$3,978,762	$-
Accrued interest rolled into notes payable in connection with modification	$1,437,458
Shares issued in connection with amendment of notes payable	$803,061	$-
Warrants issued in connection with amendment of notes payable	$1,088,515	$-
Shares issued in connection with issuance of notes payable	$75,419	$-
Warrants issued in connection with issuance of notes payable	$18,709	$-
Shares issued in connection with IRG debt restructuring	$1,310,000	$-
Increase in fair value of warrants in connection with IRG debt restructuring	$2,670,000
Penny warrants received in consideration of sports betting agreement	$4,000,000	$-

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Organization, Nature of Business, and Liquidity

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

The Company is a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, the Company owns the Hall of Fame Village, a multi-use sports, entertainment, and media destination centered around the PFHOF’s campus. The Company is pursuing a differentiation strategy across three pillars, including destination-based assets, HOF Village Media Group, LLC (“Hall of Fame Village Media”), and gaming. The Company is located in the only tourism development district in the state of Ohio.

The Company has entered into multiple agreements with PFHOF, and certain government entities, which outline the rights and obligations of each of the parties with regard to the property on which the Hall of Fame Village sits, portions of which are owned by the Company and portions of which are net leased to the Company by government and quasi-governmental entities (see Note 9 for additional information). Under these agreements, the PFHOF and the lessor entities are entitled to use portions of the Hall of Fame Village on a direct-cost basis.

Reverse Stock Split

On December 27, 2022, the Company effectuated a reverse stock split of its shares of common stock at a ratio of 1-for-22. See Note 5, Stockholders’ Equity, for additional information. As a result, the number of shares and income (loss) per share disclosed throughout this Annual Report on Form 10-K have been retrospectively adjusted to reflect the reverse stock split.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Organization, Nature of Business, and Liquidity (continued)

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

Liquidity

The Company has sustained recurring losses through December 31, 2022. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of December 31, 2022, the Company had approximately $26 million of unrestricted cash, $7.5 million of restricted cash, and $17 million of liquid investments held to maturity, consisting primarily of U.S. treasury securities. The Company has approximately $16.9 million of debt coming due through March 27, 2024.

The Company has entered into the following financing transactions. See Notes 4, 12 and 15, for more information on these transactions.

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

On June 16, 2022, the Company entered into a loan agreement with Stark Community Foundation, whereby Stark Community Foundation agreed to lend to the Company $5,000,000. Through December 31, 2022, the total of $5,000,000 has been provided to the Company.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Organization, Nature of Business, and Liquidity (continued)

Liquidity (continued)

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

On September 27, 2022, the Company entered into a loan agreement with The Huntington National Bank, pursuant to which the lender agreed to loan up to $10,000,000, which may be drawn upon the retail center project achieving certain debt service coverage ratios. To date the Company has not received any funding from this loan agreement.

On September 27, 2022, the Company received approximately $14.7 million in proceeds from a failed sale-leaseback, net of financing costs and amounts held by the Landlord for future debt service. The Company recorded this transaction as a financing liability on the accompanying consolidated balance sheet.

On October 19, 2022, HOF Village Center for Performance, LLC and HOF Village Newco, LLC, subsidiaries of the Company, entered an Ohio Enterprise Bond Fund transaction (“OEBF”) with the State of Ohio and Stark County Port Authority. The OEBF issued $7,500,000 of Series 2022-3 bonds, the proceeds of which were loaned to the Stark County Port Authority and used to purchase Series 2022-A bonds.

On November 7, 2022, the Company received approximately $49 million in net proceeds from a failed sale-leaseback, net of financing costs.

On December 7, 2022, the Company announced it received a $15.8 million Transformational Mixed-Use Development (TMUD) tax credit award from the Ohio Tax Credit Authority and the Ohio Department of Development for construction of the waterpark and Hilton Tapestry hotel.

In January 2023, the Company sold 2,400 shares of the Company’s 7.00% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share for an aggregate purchase price of $2,400,000.

On February 2, 2023, the Company received proceeds from the issuance by Stark County Port Authority of $18,000,000 principal amount Tax Increment Financing Revenue Bonds, Series 2023.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Organization, Nature of Business, and Liquidity (continued)

Liquidity (continued)

The Company believes that, as a result of the Company’s demonstrated historical ability to finance and refinance debt, the transactions described above and its current ongoing negotiations, it will have sufficient cash and future financing to meet its funding requirements over the next 12 months from the issuance of these consolidated financial statements. Notwithstanding, the Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company for the years ended December 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

Reclassification

Certain financial statement line items of the Company’s historical presentation have been reclassified to conform to the corresponding financial statement line items in 2022. These reclassifications have no material impact on the historical operating loss, net loss, total assets, total liabilities, or Stockholders’ equity previously reported.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). It may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company will cease to be an emerging growth company on December 31, 2023.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions for the Company relate to bad debt, depreciation, costs capitalized to project development costs, useful lives of long-lived assets, potential impairment, accounting for debt modifications and extinguishments, evaluating the Company’s sale-leaseback transactions, stock-based compensation, and fair value of financial instruments (including the fair value of the Company’s warrant liability). Management adjusts such estimates when facts and circumstances dictate. Actual results could differ from those estimates.

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

Property and Equipment and Project Development Costs

Property and equipment are recorded at historical cost and depreciated using the straight-line method over the estimated useful lives of the assets. During the construction period, the Company capitalizes all costs related to the development of the Hall of Fame Village. Project development costs include predevelopment costs, amortization of finance costs, real estate taxes, insurance, and other project costs incurred during the period of development. The capitalization of costs began during the preconstruction period, which the Company defines as activities that are necessary for the development of the project. The Company ceases cost capitalization when a portion of the project is held available for occupancy and placed into service. This usually occurs upon substantial completion of all costs necessary to bring a portion of the project to the condition needed for its intended use, but no later than one year from the completion of major construction activity. The Company will continue to capitalize only those costs associated with the portion still under construction. Capitalization will also cease if activities necessary for the development of the project have been suspended.

Impairment of Long-Lived Assets

The Company reviews its property and equipment and projects under development for impairment whenever events or changes indicate that the carrying value of the long-lived assets may not be fully recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded.

The Company measures and records impairment losses on its long-lived assets, including right of use assets and software development costs, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. Considerable judgment by management is necessary to estimate undiscounted future operating cash flows, and fair values and accordingly, actual results could vary significantly from such estimates. In August 2021, management determined that previously capitalized costs for the construction of the Center for Performance should be written off because of significant changes to the plans for the project that render certain of the current capitalized costs no longer of use for the Center for Performance. Management reviewed its capitalized costs and identified the costs that had no future benefit. As a result, in the third quarter of 2021, the Company recorded a $1,748,448 charge as an impairment of project development costs within the accompanying statement of operations.

The Company experienced no triggering events, nor had an impairments of long-lived assets during the year ended December 31, 2022.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances as of December 31, 2022 and 2021 were $7,499,835 and $7,105,057, respectively.

Investments

The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All marketable equity and debt securities held by the Company are accounted for under ASC Topic 320, “Investments – Debt and Equity Securities.” As of December 31, 2022, the Company held $17,033,515 in securities to be held to maturity consisting of U.S government securities carried at amortized cost. The Company recognizes interest income on these securities ratably over their term utilizing the interest method.

As of December 31, 2022, the Company also had $4,067,754 in securities available for sale, which are marked to market value at each reporting period.

Accounts Receivable

Accounts receivable are generally amounts due under sponsorship and other agreements. Accounts receivable are reviewed for delinquencies on a case-by-case basis and are considered delinquent when the sponsor or debtor has missed a scheduled payment. Interest is not charged on delinquencies.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2022 and 2021, the Company has recorded an allowance for doubtful accounts of $5,575,700 and $0, respectively. (See Note 6).

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

Upon an extinguishment of debt (or a modification that is treated as an extinguishment), the remaining deferred financing costs are expensed against “Gain/Loss on Extinguishment of Debt”.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts incurred for penalties and interest for the years ended December 31, 2022 and 2021. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

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

Segments

The Company has evaluated its business to determine whether it has multiple operating segments. The Company has concluded that, as of December 31, 2022 and 2021, it only has one operating segment, given that its chief operating decision maker reviews the Company’s results solely on a consolidated basis.

Advertising

The Company expenses all advertising and marketing costs as they are incurred and records them as “Operating expenses” on the Company’s consolidated statements of operations.  Total advertising and marketing costs for the years ended December 31, 2022 and 2021 were $484,468 and $611,843, respectively.

Software Development Costs

The Company recognizes all costs incurred to establish technological feasibility of a computer software product to be sold, leased, or otherwise marketed as research and development costs. Prior to the point of reaching technological feasibility, all costs shall be expensed when incurred. Once the development of the product establishes technological feasibility, the Company will begin capitalizing these costs. Management exercises its judgement in determining when technological feasibility is established based on when a product design and working model have been completed and the completeness of the working model and its consistency with the product design have been confirmed through testing. Software development costs are included in “Capitalized Development Costs” within the Company’s consolidated balance sheet.

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

Interest Rate Swap

To estimate fair value for the Company’s interest rate swap agreements, the Company utilizes a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The changes in fair value of the Company’s interest rate swap is recorded within other income and expense on the Company’s consolidated statement of operations.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

The Company uses Levels 1 and 3 of the fair value hierarchy to measure the fair value of its warrant liabilities, investments available for sale and interest rate swaps. The Company revalues such liabilities at every reporting period and recognizes gains or losses on the change in fair value of the warrant liabilities as “change in fair value of warrant liabilities” in the consolidated statements of operations.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
	Level	2022	2021
Warrant liabilities – Public Series A Warrants	1	$748,000	$4,617,000
Warrant liabilities – Private Series A Warrants	3	-	110,000
Warrant liabilities – Series B Warrants	3	163,000	2,416,000
Warrant liabilities – Series C Warrants	3	-	6,526,000
Fair value of aggregate warrant liabilities		$911,000	$13,669,000

Fair value of interest rate swap liability	2	$200,000	$-

Investments available for sale	3	$4,067,754	$-

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Series C Warrants	Total Warrant Liability
Fair value as of December 31, 2021	$4,617,000	$110,000	$2,416,000	$6,526,000	$13,669,000

Amendment of warrants to equity classification	-	-	-	(3,336,000)	(3,336,000)
Change in fair value	(3,869,000)	(110,000)	(2,253,000)	(3,190,000)	(9,422,000)
Fair value as of December 31, 2022	$748,000	$-	$163,000	$-	$911,000

On March 1, 2022, the Company and CH Capital Lending amended the Series C Warrants. The amendments, among other things, remove certain provisions that previously caused the Series C Warrants to be accounted for as a liability.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Subsequent measurement (continued)

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of December 31, 2022 and 2021 are as follows:

	December 31, 2022		March 1, 2022	December 31, 2021
	Private Series A Warrants	Series B Warrants	Series C Warrants	Private Series A Warrants	Series B Warrants	Series C Warrants
Term (years)	2.5	2.9	3.8	3.5	3.9	4.0
Stock price	$8.06	$8.06	$22.22	$33.44	$33.44	$33.44
Exercise price	$253.11	$30.81	$30.81	$253.11	$30.81	$30.81
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	52.27%	63.86%	54.7%	50.6%	50.6%	50.6%
Risk free interest rate	4.22%	4.22%	1.5%	1.3%	1.3%	1.3%
Number of shares	95,576	170,862	455,867	95,576	170,862	455,867

The valuation of the investments available for sale were based on sales of similar equity instruments in the time periods near to the measurement dates.

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

For the years ended December 31, 2022 and 2021, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive and the calculations are presented on the accompanying consolidated statements of operations.

As of December 31, 2022 and 2021, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Years Ended December 31,
	2022	2021
Warrants to purchase shares of Common Stock	2,003,649	1,861,715
Unvested restricted stock awards	-	10,848
Unvested restricted stock units to be settled in shares of Common Stock	134,799	100,323
Shares of Common Stock issuable upon conversion of convertible notes	3,245,847	158,496
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	2,971	225,787
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	454,545	-
Total potentially dilutive securities	5,841,811	2,357,169

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

Subsequent Events

Subsequent events have been evaluated through March 27, 2023, the date the consolidated financial statements were issued. Except for as disclosed in Notes 1 and 15, no other events have been identified requiring disclosure or recording.

Note 3: Property and Equipment

Property and equipment consists of the following:

	Useful Life	December 31, 2022	December 31, 2021
Land		$12,414,473	$4,186,090
Land improvements	25 years	51,808,296	31,194,623
Building and improvements	15 to 39 years	239,068,974	192,384,530
Equipment	5 to 10 years	7,212,246	2,338,894
Property and equipment, gross		310,503,989	230,104,137

Less: accumulated depreciation		(61,677,136)	(49,643,575)
Property and equipment, net		$248,826,853	$180,460,562

Project development costs		$140,138,924	$128,721,480

For the years ended December 31, 2022 and 2021, the Company recorded depreciation expense of $12,037,374 and $12,199,148, respectively. For the years ended December 31, 2022 and 2021, the Company incurred $65,221,191 and $58,581,466 of capitalized project development costs, respectively.

For the years ended December 31, 2022 and 2021, the Company transferred $53,803,747 and $36,080,677 from Construction in Progress to Property and Equipment, respectively.

Included in project development costs are film development costs of $982,000 and $464,000 as of December 31, 2022 and 2021, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net

Notes payable, net consisted of the following at December 31, 2022(1):

				Interest Rate		Maturity
	Gross	Discount	Net	Stated	Effective	Date
Preferred equity loan(2)	$3,600,000	$-	$3,600,000	7.00%	7.00%	Various
City of Canton Loan(3)	3,450,000	(5,333)	3,444,667	0.50%	0.53%	7/1/2027
New Market/SCF	2,999,989	-	2,999,989	4.00%	4.00%	12/30/2024
JKP Capital Loan(5)(6)	9,158,711	-	9,158,711	12.50%	12.50%	3/31/2024
MKG DoubleTree Loan(7)	15,300,000	-	15,300,000	9.25%	9.25%	9/13/2023
Convertible PIPE Notes	26,525,360	(8,097,564)	18,427,796	10.00%	24.40%	3/31/2025
Canton Cooperative Agreement	2,620,000	(168,254)	2,451,746	3.85%	5.35%	5/15/2040
CH Capital Loan(5)(6)(8)	8,846,106	-	8,846,106	12.50%	12.50%	3/31/2024
Constellation EME #2(4)	3,536,738	-	3,536,738	5.93%	5.93%	4/30/2026
IRG Split Note(5)(6)(9)	4,302,437	-	4,302,437	12.50%	12.50%	3/31/2024
JKP Split Note(5)(6)(9)	4,302,437	-	4,302,437	12.50%	12.50%	3/31/2024
ErieBank Loan	19,465,282	(536,106)	18,929,176	8.50%	8.74%	12/15/2034
PACE Equity Loan	8,250,966	(273,031)	7,977,935	6.05%	6.18%	7/31/2047
PACE Equity CFP	2,437,578	(27,586)	2,409,992	6.05%	6.10%	7/31/2046
CFP Loan(6)(10)	4,027,045	-	4,027,045	12.50%	12.50%	3/31/2024
Stark County Community Foundation	5,000,000	-	5,000,000	6.00%	6.00%	5/31/2029
CH Capital Bridge Loan(6)	10,485,079	-	10,485,079	12.50%	12.50%	3/31/2024
Stadium PACE Loan	33,387,844	(4,091,382)	29,296,462	6.00%	6.51%	1/1/2049
Stark County Infrastructure Loan	5,000,000	-	5,000,000	6.00%	6.00%	8/31/2029
City of Canton Infrastructure Loan	5,000,000	(11,572)	4,988,428	6.00%	6.04%	6/30/2029
TDD Bonds	7,500,000	(668,884)	6,831,116	5.41%	5.78%	12/1/2046
Total	$185,195,572	$(13,879,712)	$171,315,860

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Notes payable, net consisted of the following at December 31, 2021:

	Gross	Discount	Net
TIF loan(11)	$9,451,000	$(1,611,476)	$7,839,524
Preferred equity loan(2)	3,600,000	-	3,600,000
City of Canton Loan(3)	3,500,000	(6,509)	3,493,491
New Market/SCF	2,999,989	-	2,999,989
Constellation EME	5,227,639	-	5,227,639
JKP Capital loan	6,953,831	-	6,953,831
MKG DoubleTree Loan	15,300,000	(83,939)	15,216,061
Convertible PIPE Notes	24,059,749	(11,168,630)	12,891,119
Canton Cooperative Agreement	2,670,000	(174,843)	2,495,157
Aquarian Mortgage Loan(8)	7,400,000	(439,418)	6,960,582
Constellation EME #2(4)	4,455,346	-	4,455,346
IRG Note(9)	8,500,000	-	8,500,000
ErieBank Loan	13,353,186	(598,966)	12,754,220
PACE Equity Loan	8,250,966	(277,729)	7,973,237
Total	$115,721,706	$(14,361,510)	$101,360,196

During the years ended December 31, 2022 and 2021, the Company recorded amortization of note discounts of $6,250,721 and $5,160,242, respectively.

During years ended December 31, 2022 and 2021, the Company recorded paid-in-kind interest of $3,969,092 and $2,091,990, respectively.

See below footnotes for the Company’s notes payable:

(1)	The Company’s notes payable are subject to certain customary financial and non-financial covenants. As of December 31, 2022 and 2021 the Company was in compliance with all of its notes payable covenants. Many of the Company’s notes payable are secured by the Company’s developed and undeveloped land and other assets.
(2)	The Company had 3,600 and 1,800 shares of Series A Preferred Stock outstanding and 52,800 and 52,800 shares of Series A Preferred Stock authorized as of December 31, 2022 and 2021, respectively. The Series A Preferred Stock is required to be redeemed for cash after five years from the date of issuance.
(3)	The Company has the option to extend the loan’s maturity date for three years, to July 1, 2030, if the Company meets certain criteria in terms of the hotel occupancy level and maintaining certain financial ratios.
(4)	The Company also has a sponsorship agreement with Constellation New Energy, Inc., the lender of the Constellation EME #2 note.
(5)	On March 1, 2022, the Company entered into amendments to certain of its IRG and IRG-affiliated notes payable. See discussion below for the accounting and assumptions used in the transactions.
(6)	On November 7, 2022, the Company entered into amendments to certain of its IRG and IRG-affiliated notes payable. See discussion below for the accounting and assumptions used in the transactions.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

(7)	On March 1, 2022, HOF Village Hotel II, LLC, a subsidiary of the Company, entered into an amendment to the MKG DoubleTree Loan with the Company’s director, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender, which extended the maturity to September 13, 2023. The Company accounted for this amendment as a modification, and expensed approximately $38,000 in loan modification costs.
(8)	On March 1, 2022, CH Capital Lending purchased and acquired, the Company’s $7.4 million Aquarian Mortgage Loan (as thereafter amended and acquired by CH Capital Lending, the “CH Capital Loan”).
(9)	On March 1, 2022, pursuant to an Assignment of Promissory Note, dated March 1, 2022, IRG assigned (a) a one-half (½) interest in the IRG Note to IRG (the “IRG Split Note”) and (b) a one-half (½) interest in the IRG Note to JKP (the “JKP Split Note”). See “IRG Split Note” and “JKP Split Note”, below.
(10)	See “CFP Loan”, below, for a description of the loan along with the valuation assumptions used to value the warrants issued in connection with the loan.
(11)	See “TIF Loan”, below, for a description of the loan.

Accrued Interest on Notes Payable

As of December 31, 2022 and 2021, accrued interest on notes payable, were as follows:

	December 31, 2022	December 31, 2021
TIF loan	$-	$22,208
Preferred equity loan	64,575	203,350
CFP Loan	5,245	89,682
City of Canton Loan	1,555	5,979
JKP Capital Note	-	1,251,395
MKG DoubleTree Loan	121,656	-
Canton Cooperative Agreement	48,708	39,416
CH Capital Loan	55,328	-
IRG Split Note	28,490	-
JKP Split Note	35,138	-
ErieBank Loan	140,394	26,706
PACE Equity Loan	213,842	30,824
CH Capital Bridge Loan	70,659	-
Stadium PACE Loan	166,939	-
TDD Bonds	13,533	-
Total	$966,062	$1,669,560

The amounts above were included in “accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

March 1, 2022 Refinancing Transactions

On March 1, 2022, the Company amended certain of its IRG and IRG-affiliate held loans. This included the IRG Split Note, the JKP Split Note, the CH Capital Loan, and the JKP Capital Loan. The amendments (i) revised the outstanding principal balance of the loans to include interest that has accrued and has not been paid as of March 1, 2022 in the aggregate amount of $1,437,459, and (ii) extends the maturity of the loans to March 31, 2024, and (iii) amends the loans to be convertible into shares of Common Stock at a conversion price of $30.80 per share ($23.98 per share for the JKP Split Note and JKP Capital Loan), subject to adjustment. The conversion price is subject to a weighted-average antidilution adjustment.

As part of the consideration for the amendments, the Company issued an aggregate of 39,091 shares of common stock, amended the Series C Warrants and Series D Warrants (See Note 6), and issued Series E Warrants and Series F Warrants.

The Company accounted for these transactions as an extinguishment, given that a substantive conversion feature was added to the notes. The Company recorded the relative fair value of the shares of Common Stock and warrants as a discount against the notes. The following assumptions were used to calculate the fair value of warrants:

Term (years)	5.0
Stock price	$22.22
Exercise price	$23.98-30.80
Dividend yield	0.0%
Expected volatility	51.2%
Risk free interest rate	1.6%

The Company recorded an aggregate loss on this refinancing transaction of $148,472.

TIF Loan

For the Company, the Development Finance Authority of Summit County (“DFA Summit”) offered a private placement of $10,030,000 in taxable development revenue bonds, Series 2018. The bond proceeds are to reimburse the developer for costs of certain public improvements at the Hall of Fame Village, which are eligible uses of tax-incremental funding (“TIF”) proceeds.

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

On December 27, 2022, the Company paid $9.7 million to reacquire the TIF bonds related to the Stadium PACE agreement. In January 2023, the DFA Summit issued new bonds as TIF proceeds. See Note 15, subsequent events.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

November 7, 2022 Refinancing Transactions

On November 7, 2022, the Company and IRG a entered into a letter agreement (the “IRG Letter Agreement”) whereby IRG agreed that IRG’s affiliates and related parties (“IRG Affiliate Lenders”) will provide the Company and its subsidiaries with certain financial support described below in exchange for certain consideration described below. The financial support provided under the IRG Letter Agreement consists of the following (“IRG Financial Support”):

(a)	Extend the CH Capital Bridge Loan maturity to March 31, 2024

(b)	Release the first position mortgage lien on the Tom Benson Hall of Fame Stadium

(c)	Provide a financing commitment for the Company’s Hilton Tapestry Hotel

(d)	Provide a completion guarantee for the Company’s waterpark

(e)	Amend IRG loans to provide an optional one-year extension of maturity option to March 31, 2025 for a one percent fee

In exchange, the Company agreed in the IRG Letter Agreement to:

(a)	Issue 90,909 shares to IRG and pay $4,500,000 in cash out of the Oak Street financing (See Note 12)

(b)	Increase interest rate on all IRG loans to 12.5% per annum

(c)	Make all IRG loans convertible at $12.77 per share

(d)	Modify the Series C through Series G Warrants to be exercisable at $12.77 per share

In the IRG Letter Agreement, IRG and the Company agreed to comply with all federal and state securities laws and Nasdaq listing rules and to insert “blocker” provisions for the above-described re-pricing of the warrants and the conversion provisions, such that the total cumulative number of shares of Common Stock that may be issued to IRG and its affiliated and related parties pursuant to the IRG Letter Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Approval (defined below). In addition, the provisions of the IRG Letter Agreement are limited by Nasdaq Listing Rule 5635(c).

The Company accounted for these transactions as an extinguishment, given that a substantive conversion feature was added to the notes or the fair value of the existing conversion features increased by greater than 10%. The Company recorded the relative fair value of the shares of warrants as a discount against the notes. The following assumptions were used to calculate the fair value of warrants:

Term (years)	3.1- 4.5
Stock price	$14.41
Exercise price	$23.98-30.80
Dividend yield	0.0%
Expected volatility	63.9%
Risk free interest rate	4.8%

The Company recorded an aggregate loss on this refinancing transaction of $6,228,579.

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

As part of the consideration for making the Loan, on June 8, 2022 following stockholder approval, the Company issued to MLF: (A) 5,681 shares (the “Commitment Fee Shares”) of Common Stock, and (B) a warrant to purchase 5,681 shares of Common Stock (“Series G Warrants”). The exercise price of the Series G Warrants will be $33 per share. The Series G Warrants will become exercisable one year after issuance, subject to certain terms and conditions set forth in the Series G Warrants. Unexercised Series G Warrants will expire five years after issuance. The exercise price of the Series G Warrants will be subject to a weighted-average antidilution adjustment.

The Company recorded the relative fair value of the shares of Common Stock and Series G Warrants as a discount against the CFP Loan. The following assumptions were used to calculate the fair value of Series G Warrants:

Term (years)	5.0
Stock price	$13.64
Exercise price	$33.00
Dividend yield	0.0%
Expected volatility	52.4%
Risk free interest rate	3.0%
Number of shares	5,681

On November 7, 2022, the Company further amended the CFP Loan in order to add an extension option that the Company may exercise at any time in order to extend the CFP Loan to March 31, 2025. In exchange for the amendment, the interest rate of the CFP Loan was increased to 12.5% per annum.

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

The Loan matures on September 27, 2024 (the “Initial Maturity Date”). However, Subsidiary Borrowers have the option (the “Extension Option”) to extend the Initial Maturity Date for an additional thirty six (36) months.

As of December 31, 2022, the Company has not drawn under the loan agreement.

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

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of December 31, 2022 are as follows:

For the years ending December 31,	Amount
2023	$16,744,801
2024	46,404,272
2025	30,877,498
2026	3,655,408
2027	4,281,371
Thereafter	83,232,222
Total Gross Principal Payments	$185,195,572

Less: Discount	(13,879,712)

Total Net Principal Payments	$171,315,860

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity

Reverse Stock Split

On September 29, 2022, our stockholders approved amendments to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our shares of common stock, and our Board approved a final reverse stock split ratio of 1-for-22. The reverse stock split became effective on December 27, 2022. On the effective date, every 22 shares of issued and outstanding common stock were combined and converted into one issued and outstanding share of common stock. Fractional shares were cancelled, and stockholders received cash in lieu thereof in the aggregate amount of $118,344. The number of authorized shares of common stock and the par value per share of common stock remains unchanged. A proportionate adjustment was also made to the maximum number of shares of common stock issuable under the Hall of Fame Resort & Entertainment Company Amended 2020 Omnibus Incentive Plan (the “Plan”).

As a result, the number of shares and income (loss) per share disclosed throughout this Annual Report on Form 10-K have been retrospectively adjusted to reflect the reverse stock split.

Where applicable, the disclosures below have been adjusted to reflect the 1-for-22 reverse stock split effective December 27, 2022.

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

Series A Preferred Stock Designation

On October 8, 2020, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware to establish preferences, limitations, and relative rights of the Series A Preferred Stock. The number of authorized shares of Series A Preferred Stock is 52,800. The Series A Preferred Stock is mandatorily redeemable, and therefore classified as a liability on the Company’s consolidated balance sheet within Notes Payable, net.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Series B Convertible Preferred Stock Designation

On May 13, 2021, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware to establish preferences, limitations, and relative rights of the 7.00% Series B Preferred Stock (as defined below). The number of authorized shares of Series B Preferred Stock is 15,200.

The Company had 200 and 15,200 shares of 7.00% Series B Convertible Preferred Stock (“Series B Preferred Stock”) outstanding and 15,200 shares authorized as of December 31, 2022 and December 31, 2021, respectively. On the third anniversary of the date on which shares of Series B Preferred Stock are first issued (the “Automatic Conversion Date”), each share of Series B Preferred Stock, except to the extent previously converted pursuant to an Optional Conversion (as defined below), shall automatically be converted into shares of Common Stock (the “Automatic Conversion”). At any time following the date on which shares of Series B Preferred Stock are first issued, and from time to time prior to the Automatic Conversion Date, each holder of Series B Preferred Stock shall have the right, but not the obligation, to elect to convert all or any portion of such holder’s shares of Series B Preferred Stock into shares of Common Stock, on terms similar to the Automatic Conversion (any such conversion, an “Optional Conversion”). The conversion price is approximately $67.32.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

2020 Omnibus Incentive Plan

On July 1, 2020, in connection with the closing of the Business Combination, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately upon the closing of the Business Combination. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 82,397 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by 181,818 the number of shares of Common Stock, that will be available for issuance under the 2020 Omnibus Incentive Plan, resulting in a maximum of 264,215 shares that can be issued under the amended 2020 Omnibus Inventive Plan. The amendment to the 2020 Omnibus Incentive Plan was previously approved by the Board of Directors of the Company, and the amended 2020 Omnibus Incentive Plan became effective on June 2, 2021. As of December 31, 2022, 90,643 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Equity Distribution Agreement

On September 30, 2021, the Company entered into an Equity Distribution Agreement with Wedbush Securities Inc. and Maxim Group LLC with respect to an at-the-market offering program under which the Company may, from time to time, offer and sell shares of the Company’s Common Stock having an aggregate offering price of up to $50 million. From January 1 through December 31, 2022, approximately 988,007 shares were sold resulting in net proceeds to the Company totaling approximately $20.4 million. The remaining availability under the Equity Distribution Agreement as of December 31, 2022 was approximately $25.9 million.

Issuance of Restricted Stock Awards

The Company’s activity in restricted Common Stock was as follows for the year ended December 31, 2022:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2022	10,848		$204.60
Granted	19,943		$19.00
Vested	(30,791)		$84.39
Non–vested at December 31, 2022	-	$

For the years ended December 31, 2022 and 2021, stock-based compensation related to restricted stock awards was $1,746,799 and $2,436,091, respectively. Stock-based compensation related to restricted stock awards was included as a component of “Operating expenses” in the consolidated statement of operations. As of December 31, 2022, unamortized stock-based compensation costs related to restricted share arrangements were $0.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Units

During the year ended December 31, 2022, the Company granted an aggregate of 96,209 Restricted Stock Units (“RSUs”) to its employees and directors, of which 29,039 were granted under the 2020 Omnibus Incentive Plan and 67,170 were granted as inducement awards. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which was a range of $12.00 to $23.54 for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

The Company’s activity in RSUs was as follows for the year ended December 31, 2022:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2022	100,323	$50.85
Granted	96,209	$20.07
Vested	(31,717)	$50.93
Forfeited	(30,016)	$51.40
Non–vested at December 31, 2022	134,799	$28.74

For the years ended December 31, 2022 and 2021, the Company recorded $2,150,004 and $3,074,043, respectively, in employee and director stock-based compensation expense. Employee and director stock-based compensation expense is a component of “Operating expenses” in the consolidated statement of operations. As of December 31, 2022, unamortized stock-based compensation costs related to restricted stock units were $2,227,151 and will be recognized over a weighted average period of 1.56 years.

Warrants

The Company’s warrant activity was as follows for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2022	1,861,715	$159.48	3.59
Granted	141,934	$12.77
Outstanding – December 31, 2022	2,003,649	$149.09	2.86	$-
Exercisable – December 31, 2022	1,929,843	$154.30	2.81	$-

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Amended and Restated Series C Warrants

On March 1, 2022, in connection with the amendment to the IRG Split Note (as described in Note 4), the Company amended its Series C Warrants to extend the term of the Series C Warrants to March 1, 2027. The exercise price of $30.80 per share was not amended, but the amendments subject the exercise price to a weighted-average antidilution adjustment. The amendments also remove certain provisions regarding fundamental transactions, which subsequently allowed the Series C Warrants to be derecognized as a liability and classified as equity.

The Company accounted for this modification as a cost of the IRG Split Note, whereby the Company calculated the incremental fair value of the Series C Warrants and recorded them as a discount against the IRG Split Note.

On November 7, 2022, the Company further amended the Series C Warrants to reduce the exercise price to $12.77 per share as part of the IRG Letter Agreement. See Note 4 for more information.

The following assumptions were used to calculate the fair value of Series C Warrants in connection with the modifications:

	Original Series C Warrants	March 1, 2022 Modification	November 7, 2022 Modification
Term (years)	3.8	5.0	3.1
Stock price	$22.22	$22.22	$14.52
Exercise price	$30.80	$30.80	$12.77
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	54.7%	50.8%	63.9%
Risk free interest rate	1.5%	1.5%	4.8%
Number of shares	455,867	455,867	455,867
Aggregate fair value	$3,336,000	$3,648,000	$3,230,000

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Amended and Restated Series D Warrants issue to CH Capital Lending

On March 1, 2022, in connection with the amendment to the CH Capital Loan (as described in Note 4), the Company amended the Series D Warrants issued to CH Capital Lending to extend the term of such Series D Warrants to March 1, 2027. The exercise price of $151.80 per share was not amended, but the amendments subject the exercise price to a weighted-average antidilution adjustment.

On November 7, 2022, the Company further amended the Series C Warrants to reduce the exercise price to $12.77 per share as part of the IRG Letter Agreement. See Note 4 for more information.

The following assumptions were used to calculate the fair value of Series D Warrants in connection with the modifications:

	Original Series D Warrants	March 1, 2022 Modification	November 7, 2022 Modification
Term (years)	3.8	3.8	3.1
Stock price	$22.22	$22.22	$14.52
Exercise price	$151.80	$151.80	$12.77
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	63.5%	50.8%	63.9%
Risk free interest rate	1.3%	1.6%	4.8%
Number of shares	111,321	111,321	111,321
Aggregate fair value	$50,000	$138,000	$910,000

Note 6: Sponsorship Revenue and Associated Commitments

Johnson Controls, Inc.

On July 2, 2020, the Company entered into an Amended and Restated Sponsorship and Naming Rights Agreement (the “Naming Rights Agreement”) among Newco, PFHOF and Johnson Controls, Inc. (“JCI” or “Johnson Controls”), that amended and restated the Sponsorship and Naming Rights Agreement, dated as of November 17, 2016 (the “Original Sponsorship Agreement”). Among other things, the Amended Sponsorship Agreement: (i) reduced the total amount of fees payable to Newco during the term of the Amended Sponsorship Agreement from $135 million to $99 million; (ii) restricted the activation proceeds from rolling over from year to year with a maximum amount of activation proceeds in one agreement year to be $750,000; and (iii) renamed the “Johnson Controls Hall of Fame Village” to “Hall of Fame Village”. This is a prospective change, which the Company reflected beginning in the third quarter of 2020.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Johnson Controls, Inc. (continued)

Additionally, on October 9, 2020, Newco, entered into a Technology as a Service Agreement (the “TAAS Agreement”) with JCI. Pursuant to the TAAS Agreement, JCI will provide certain services related to the construction and development of the Hall of Fame Village (the “Project”), including, but not limited to, (i) design assist consulting, equipment sales and turn-key installation services in respect of specified systems to be constructed as part of Phase 2 and Phase 3 of the Project and (ii) maintenance and lifecycle services in respect of certain systems constructed as part of Phase 1, and to be constructed as part of Phase 2 and Phase 3, of the Project. Under the terms of the TAAS Agreement, Newco has agreed to pay JCI up to an aggregate of approximately $217 million for services rendered by JCI over the term of the TAAS Agreement. As of December 31, 2022 and December 31, 2021, approximately $195 million and $199 million, respectively, was remaining under the TAAS Agreement.

As of December 31, 2022, scheduled future cash to be received under the Naming Rights Agreement is as follows:

	Unrestricted	Activation	Total
2022 (past due)	$4,000,000	$750,000	$4,750,000
2023	4,000,000	750,000	4,750,000
2024	4,250,000	750,000	5,000,000
2025	4,250,000	750,000	5,000,000
2026	4,250,000	750,000	5,000,000
Thereafter	35,531,251	6,000,000	41,531,251
Total	$56,281,251	$9,750,000	$66,031,251

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the Amended Sponsorship Agreement. During the year ended December 31, 2021, the Company recognized $4,497,864, of net sponsorship revenue related to the Naming Rights Agreement.

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

The Company disputes that it is in default under either the TAAS Agreement or the Naming Rights Agreement. The Company believes JCI is in breach of the Naming Rights Agreement and the TAAS Agreement due to their failure to make certain payments in accordance with the Naming Rights Agreement, and, on May 16, 2022, provided notice to JCI of these breaches. The Company is pursuing dispute resolution pursuant to the terms of the Naming Rights Agreement to simultaneously defend against JCI’s allegations and pursue its own claims. The ultimate outcome of this dispute cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying consolidated financial statements. During the year ended December 31, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of December 31, 2022 in the amount of $4,812,500. The balances due under the Naming Rights Agreement as of December 31, 2022 and December 31, 2021 amounted to $6,635,417 and $1,885,417, respectively.

The Company and JCI are currently undergoing the process of binding arbitration. The ultimate outcome of this dispute cannot presently be determined.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Other Sponsorship Revenue (continued)

As of December 31, 2022, scheduled future cash to be received under the agreements, excluding the Johnson Controls Naming Rights Agreement, is as follows:

Year ending December 31,

2023	$2,929,720
2024	2,406,265
2025	2,317,265
2026	2,167,265
2027	1,757,265
Thereafter	4,514,529
Total	$16,092,309

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the years ended December 31, 2022 and 2021, the Company recognized $2,697,487 and $6,023,863 of net sponsorship revenue, respectively.

Note 7: Other Commitments

Lessor Commitments

As of December 31, 2022, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries. The future minimum lease commitments under these leases, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:

2023	$552,620
2024	586,190
2025	589,245
2026	587,681
2027	563,543
Thereafter	2,654,701
Total	$5,533,980

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Other Commitments (continued)

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. In consideration of the services performed by Crestline, the Company agreed to the greater of: 2% of gross revenues or $10,000 per month in base management fees and other operating expenses. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024. For the years ended December 31, 2022 and 2021, the Company paid and incurred $154,131 and $120,000, respectively in management fees.

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

Online Sports Betting Agreement

On July 14, 2022, Newco entered into an Online Market Access Agreement with Instabet, Inc. doing business as betr (“BETR”), pursuant to which BETR will serve as a Mobile Management Services Provider (as defined under applicable Ohio gaming law) wherein BETR will host, operate and support a branded online sports betting service in Ohio, subject to procurement of all necessary licenses. The initial term of the Online Market Access Agreement is ten years.

As part of this agreement, Newco will receive a limited equity interest in BETR and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing. The limited equity interest was in the form of penny warrants valued at $4,000,000. The grant date value of these warrants were recorded as deferred revenue (within Other Liabilities on the Consolidated Balance Sheet) and will be amortized over the life of the sports betting agreement.

On November 2, 2022, the Company took the next step toward live sports betting by securing conditional approval from the state for mobile and retail sports books.

The Ohio Casino Control Commission provided the required authorization for HOFV to gain licensing for a physical sports operation – called a sportsbook – as well as an online betting platform, under Ohio’s sports betting law HB29. As of January 1, 2023, sports betting is legal in Ohio, for anyone in the state that is of legal betting age.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Other Commitments (continued)

Other Liabilities

Other liabilities consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Activation fund reserves	$3,511,185	$3,537,347
Deferred revenue	6,867,970	203,278
Deposits and other liabilities	300,549	-
Total	$10,679,704	$3,740,625

Other Commitments

The Company has other commitments, as disclosed in Notes 6, 8 and 9 within these consolidated footnotes.

Note 8: Contingencies

During the normal course of its business, the Company is subject to occasional legal proceedings and claims. The Company does not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition, or cash flows.

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Due to IRG Member	$228,353	$1,041,847
Due to IRG Affiliate	116,900	116,900
Due to PFHOF	510,232	660,208
Total	$855,485	$1,818,955

IRG Canton Village Member, LLC, a member of HOF Village, LLC controlled by our director Stuart Lichter (the “IRG Member”) and an affiliate, provides certain supporting services to the Company. As noted in the Operating Agreement of HOF Village, LLC, an affiliate of the IRG Member, IRG Canton Village Manager, LLC, the manager of HOF Village, LLC controlled by our director Stuart Lichter, may earn a master developer fee calculated as 4.0% of development costs incurred for the Hall of Fame Village, including, but not limited to site assembly, construction supervision, and project financing. These development costs incurred are netted against certain costs incurred for general project management.

The due to related party amounts in the table above are non-interest bearing advances from an affiliate of IRG Member due on demand. During the year ended December 31, 2022, the Company rolled $3,127,304 in amounts due to IRG into the CH Capital Bridge Loan.

The amounts above due to PFHOF relate to advances to and from PFHOF, including costs for onsite sponsorship activation, sponsorship sales support, shared services, event tickets, and expense reimbursements.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Related-Party Transactions (continued)

License Agreement

On March 10, 2016, the Company entered into a license agreement with PFHOF, whereby the Company has the ability to license and use certain intellectual property from PFHOF in exchange for the Company paying a fee based on certain sponsorship revenues and expenses. On December 11, 2018, the license agreement was amended to change the calculation of the fee to be 20% of eligible sponsorship revenue. The license agreement was further amended in a First Amended and Restated License Agreement, dated September 16, 2019. The license agreement expires on December 31, 2033. On April 12, 2022, the Company and PFHOF terminated the Media License Agreement and entered into the Global License Agreement (described below).

Media License Agreement

On November 11, 2019, the Company entered into a Media License Agreement with PFHOF. On July 1, 2020, the Company entered into an Amended and Restated Media License Agreement that terminates on December 31, 2034. In consideration of a license to use certain intellectual property of PFHOF, the Company agreed to pay PFHOF minimum guaranteed license fees of $1,250,000 each year during the term. After the first five years of the agreement, the minimum guarantee shall increase by 3% on a year-over-year basis. The first annual minimum payment was due July 1, 2021, which was not paid by December 31, 2021. On April 12, 2022, the Company and PFHOF terminated the Media License Agreement and entered into the Global License Agreement.

Purchase of Real Property from PFHOF

On February 3, 2021, the Company purchased certain parcels of real property from PFHOF, located at the site of the Hall of Fame Village, for $1.75 million. In connection with the purchase, the Company granted certain easements to PFHOF to ensure accessibility to the PFHOF museum.

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

The future minimum payments under this agreement as of December 31, 2022 are as follows:

For the years ending December 31,	Amount
2023	$600,000
2024	600,000
2025	600,000
2026	600,000
2027	600,000
Thereafter	6,750,000
Total Gross Principal Payments	$9,750,000

During the years ended December 31, 2022 and 2021, the Company paid $900,000 and $0 of the annual license fee, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Related-Party Transactions (continued)

Hotel Construction Loan Commitment Letter

On November 3, 2022, the Company entered into a Commitment Letter (the “Hotel Construction Loan Commitment Letter”), by and among the Company, as guarantor, HOF Village Hotel WP, LLC (“Hotel”), an indirect wholly owned subsidiary of the Company, as borrower, and Industrial Realty Group, Inc. (“IRGInc”), as lender. Stuart Lichter, a director of the Company, is President and Chairman of the Board of Industrial Realty Group, LLC (“IRGLLC”). Pursuant to the terms of the Hotel Construction Loan Commitment Letter, IRGInc committed to provide, or to arrange for one of IRGInc’s affiliates to provide, a loan of $28,000,000 (the “Hotel Construction Loan”) to finance a portion of Hotel’s costs and expenses in connection with the ground-up development of a 180-room family hotel (the “Hotel Project”) on approximately 1.64 acres of land located in the Hall of Fame Village, Canton, Ohio (the “Hotel Property”), adjacent to the Waterpark Property. The commitment to provide the Hotel Construction Loan is subject to certain conditions, including the execution and delivery of definitive documentation with respect to the Hotel Construction Loan.

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

IRG Financial Support and Consideration (continued)

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

IRG Financial Support and Consideration (continued)

In consideration of the IRG Financial Support to be received by the Company and its subsidiaries, the Company agreed in the IRG Letter Agreement to provide the following consideration to IRGLLC and the IRG Affiliate Lenders:

The Company agreed to make a payment of $4,500,000 as a fee for providing the completion guaranty and other IRG Financial Support described above, payable to CHCL to be held in trust for the IRG Affiliate Lenders, to be allocated as the IRG Affiliate Lenders shall determine. The Company also agreed to issue 90,909 shares of common stock, par value $0.0001 per share (“Common Stock”) to the IRG Affiliate Lenders, to be allocated as the IRG Affiliate Lenders shall determine, in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

The Company agreed to modify the IRG Affiliate Lender loans as follows: (i) all IRG Affiliate Lender loans will bear interest at 12.5% per annum, compounded monthly, with payment required monthly at 8% per annum, and with the remaining interest accrued and deferred until maturity; (ii) the price at which the principal and accumulated and unpaid interest under the IRG Affiliated Lender loans is convertible into shares of Common Stock will be reset to a price equal to $12.77 per share; (iii) the Company and its subsidiaries will record a blanket junior mortgage on all real estate owned or leased by the Company and its subsidiaries, whether fee or leasehold estates, other than those parcels for which existing lenders prohibit junior financing; (iv) the Company agreed to acknowledge an existing pledge of the Company’s 100% membership interest in HOFV Newco and reflect that such pledge secures all amounts due under the IRG Affiliate Lender Loans; (v) all IRG Affiliate Lender loans will be cross-collateralized and cross-defaulted; (vi) the Company and its subsidiaries will covenant not to assign, pledge, mortgage, encumber or hypothecate any of the underlying assets, membership interests in affiliated entities or IP rights without IRGLLC’s written consent; (vii) prior development fees owed by the Company to IRGLLC will be accrued and added to the Bridge Loan, and future development fees owed by the Company to IRGLLC will be paid as when due; and (viii) the Company will pay to IRGLLC 25% of all contractual dispute cash settlements collected by the Company with regard to existing contractual disputes in settlement discussions, which shall be applied to outstanding IRG Affiliate Lender loans, first against accrued interest and other charges and then against principal.

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

IRG Financial Support and Consideration (continued)

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

Note 10: Concentrations

For the year ended December 31, 2022, two customers represented approximately 43.5% and 18.5% of the Company’s sponsorship revenue. For the year ended December 31, 2021, two customers represented approximately 75% and 19% of the Company’s sponsorship revenue.

As of December 31, 2022, one customer represented approximately 94.4% of the Company’s sponsorship accounts receivable. As of December 31, 2021, one customer represented approximately 88% of the Company’s sponsorship accounts receivable.

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

The adoption of ASC 842 resulted in the recognition of operating ROU assets of $7,741,946 and operating lease liabilities of $3,383,807 on the Company’s consolidated balance sheet as of January 1, 2022. The initial recognition of the ROU asset included the reclassification of $4,358,139 of prepaid rent as of January 1, 2022.

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

Note 11: ROU Assets and Lease Liabilities (continued)

The Company’s operating leases are comprised primarily of ground leases and equipment leases. Balance sheet information related to our leases is present below (ASC 842 was adopted on January 1, 2022):

	December 31,	December 31,
	2022	2021
Operating leases:
Right-of-use assets	$7,562,048	$-
Lease liability	3,413,210	-
Finance leases:
Right-of-use assets	-	-
Lease liability	-	-

Other information related to leases is presented below:

Year Ended December 31, 2022
Operating lease cost	$470,171
Other information:
Operating cash flows from operating leases	318,298
Weighted-average remaining lease term – operating leases (in years)	91.5
Weighted-average discount rate – operating leases	10.0%

As of December 31, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2023	$333,004
2024	311,900
2025	311,900
2026	311,900
2027	311,900
Thereafter	41,125,000
Total future minimum lease payments, undiscounted	42,705,604
Less: imputed interest	(39,292,394)
Present value of future minimum lease payments	$3,413,210

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Failed Sale-Leaseback Financing Obligation

On September 27, 2022 the Company sold the land under the Company’s Fan Engagement Zone. Simultaneously, the Company entered into a lease agreement with the buyer of the property (the sale of the property and simultaneous leaseback is referred to as the “Sale-Leaseback”). The Sale-Leaseback is repayable over a 99-year term. Under the terms of the lease agreement, the Company’s initial base rent is approximately $307,125 per quarter, with annual increases of approximately 2% each year of the term.

On November 7, 2022, HOFV Waterpark sold the land under the Company’s future waterpark. Simultaneously, the Company entered into a lease agreement with the buyer of the property. The Sale-Leaseback for the waterpark is repayable over a 99-year term. Under the terms of the lease agreement, the Company’s initial base rent is $4,375,000 per annum, payable monthly, with customary escalations over the lease term. On November 7, 2022, Oak Street and HOFV Waterpark also entered into a Purchase Option Agreement (the “Purchase Option Agreement”), pursuant to which HOFV Waterpark is granted an option to purchase the Waterpark Property back from Oak Street that can be exercised during the period beginning on December 1, 2027 and ending on November 30, 2034 (the “Option Period”).

The Company accounted for the Sale-Leaseback transactions with Twain and Oak Street as financing transactions with the purchaser of the property in accordance with ASC 842 as the lease agreement was determined to be a finance lease. The Company concluded the lease agreements both met the qualifications to be classified as finance leases due to the significance of the present value of the lease payments, using a discount rate of 10.25% to reflect the Company’s incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date.

The presence of a finance lease indicates that control of the land under the Fan Engagement Zone and HOFV Waterpark has not transferred to the buyer/lessor and, as such, the transactions were both deemed a failed sale-leaseback and must be accounted for as a financing arrangement. As a result of this determination, the Company is viewed as having received the sales proceeds from the buyer/lessor in the form of a hypothetical loan collateralized by its leased land. The hypothetical loan is payable as principal and interest in the form of “lease payments” to the buyer/lessor. As such, the Company will not derecognize the property from its books for accounting purposes until the lease ends.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Failed Sale-Leaseback Financing Obligation (continued)

As of December 31, 2022, the carrying value of the financing liability was $60,087,907, representing $2,204,080,276 in remaining payments under the leases, net of a discount of $2,143,992,368. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. No gain or loss was recognized related to the Sale-Leaseback for the year ended December 31, 2022.

Under the terms of the Ground Lease, TWAIN withheld $2,631,481, representing 24 months’ worth of rent under the ground lease.

Further, the Company has a right to re-purchase the land from TWAIN at any time on or after September 27, 2025 at a fixed price according to the lease. Oak Street and HOFV Waterpark also entered into a purchase option agreement, pursuant to which HOFV Waterpark is granted an option to purchase the waterpark property back from Oak Street that can be exercised during the period beginning on December 1, 2027 and ending on November 30, 2034.

Under the Oak Street leaseback, the Company recorded $4,120,000 paid to IRG (See Note 4) and $940,166 paid to third parties as a cost of the Oak Street financing obligation and recorded them as a discount.

Remaining future cash payments related to the financing liability, for the fiscal years ending December 31 are as follows:

2023	$4,019,531
2024	4,672,544
2025	5,865,396
2026	6,005,734
2027	6,149,455
Thereafter	2,177,367,616
Total Minimum Liability Payments	2,204,080,276
Imputed Interest	(2,143,992,369)
Total	$60,087,907

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Income Taxes

Significant components of deferred tax assets were as follows:

	As of December 31,
	2022	2021
U.S. federal tax loss carry–forward	$33,046,546	$12,785,012
U.S. local tax loss carry–forward	3,109,971	1,204,422
Equity based compensation-RSUs	1,709,988	1,122,020
Property and equipment	(768,657)	(1,251,926)
Allowance for bad debt	175,345	-
Unrealized gains and losses on investments	15,566	-
Right of use assets	(1,737,381)	-
Lease liabilities	784,185
Prepaid rent	—	(998,606)
Total deferred tax assets	36,335,563	12,860,922
Less: valuation allowance	(36,335,563)	(12,860,922)
Net deferred tax asset	$—	$—

As of December 31, 2022, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$157,364,504	Indefinite
U.S. local net operating loss carry–forwards	157,466,908	2026

As of December 31, 2021, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$60,881,008	Indefinite
U.S. local net operating loss carry–forwards	60,983,412	2026

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Income Taxes (continued)

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. As of December 31, 2022, the Company has not performed a review of its changes in ownership under Section 382 of the Internal Revenue Code. However, as the Company’s net operating losses have a full valuation allowance, any limitations are expected to be immaterial. For the years ended December 31, 2022 and 2021, the valuation allowance increased by $23,474,643 and $10,693,798, respectively.

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Years Ended December 31,
	2022	2021
Expected Federal Tax	(21.0)%	(21.0)%
Local Tax (Net of Federal Benefit)	(2.0)	(2.0)
Business Combination Expenses	-	(0.3)
Non-controlling interest	(0.1)	(0.1)
Extinguishment of Debt	1.8	(0.1)
Compensation limitation	0.7	-
Change in fair value of warrant liabilities	(4.7)	11.9
True up of prior year deferred tax assets	(25.6)	-
Change in valuation allowance	50.9	11.6
Effective rate of income tax	-%	-%

The Company files income tax returns in the U.S. federal jurisdiction and local (City of Canton) jurisdiction.

Note 14: Employee Benefit Plans

The Company has a defined contribution plan (the “Defined Contribution Plan”) whereby employer contributions are discretionary and determined annually. In addition, the Defined Contribution Plan allows participants to make elective deferral contributions through payroll deductions, of which the Company will match a portion of those contributions. During the years ended December 31, 2022 and 2021, the Company expensed matching contributions of $192,271 and $178,621, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Subsequent Events

7.00% Series A Cumulative Redeemable Preferred Stock

On January 12, 2023, the Company issued to ADC LCR Hall of Fame Manager II, LLC (the “Series A Preferred Investor”) 1,600 shares of the Company’s 7.00% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a price of $1,000 per share for an aggregate purchase price of $1,600,000. On January 23, 2023, the Company issued to the Series A Preferred Investor 800 additional shares (the “Shares”) of the Company’s Series A Preferred Stock at a price of $1,000 per share for an aggregate purchase price of $800,000. The Company paid the Series A Preferred Investor an origination fee of 2% of the aggregate purchase price for each issuance. The issuance and sale of the shares to the Series A Preferred Investor is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Series A Preferred Stock is not convertible into Common Stock. The Series A Preferred Investor has represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the shares are being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

Compliance with Nasdaq Minimum Bid Requirement

As previously reported, on May 24, 2022, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days the bid price for the Company’s common stock, par value $0.0001 per share (“Common Stock”), had closed below the minimum requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

On January 11, 2023, the Company received written notice from the Staff of Nasdaq informing the Company that it has regained compliance with the Minimum Bid Requirement because Nasdaq has determined that for 10 consecutive business days, the closing bid price of the Company’s Common Stock was at or above the Minimum Bid Requirement. Accordingly, Nasdaq has advised that the matter is now closed.

Hall of Fame Resort & Entertainment Company 2023 Inducement Plan

On January 24, 2023, the Company’s board of directors adopted the Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (the “Inducement Plan”).  The Inducement Plan is not subject to stockholder approval.  The aggregate number of shares of Common Stock that may be issued or transferred pursuant to awards covered by the Plan (including existing inducement awards amended to be subject to the Inducement Plan) is 110,000.  Awards covered by the Inducement Plan include only inducement grants under Nasdaq Listing Rule 5635(c)(4).

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Subsequent Events (continued)

$18,100,000 principal amount Tax Increment Financing (“TIF”) Revenue Bonds

On February 2, 2023, the Company received proceeds from the issuance on such date by Stark County Port Authority (“Port Authority”) of $18,100,000 principal amount Tax Increment Financing (“TIF”) Revenue Bonds, Series 2023 (“2023 Bonds”). Of the $18,100,000 principal amount, approximately $6,767,543 was used to reimburse the Company for a portion of the cost of certain roadway improvements within the Hall of Fame Village grounds, approximately $8,628,502 was used to pay off the Development Finance Authority of Summit County (“DFA”) Revenue Bonds, Series 2018 ( “2018 Bonds”) that had been acquired by the Company in December 2022 pursuant to a previously disclosed arrangement (such that the Company received the payoff of the 2018 Bonds), approximately $1,169,916 was used to pay costs of issuance of the 2023 Bonds, and approximately $905,000 was used to fund a debt service reserve held by The Huntington National Bank (“2023 Bond Trustee”), as trustee for the 2023 Bonds. The maturity date of the 2023 Bonds is December 30, 2048. The interest rate on the 2023 Bonds is 6.375%. Interest payments are due on the 2023 Bonds semi-annually on June 30 and December 30 of each year, commencing June 30, 2023.

In connection with the issuance of the 2023 Bonds by the Port Authority, the Company transferred ownership of a portion of the roadway and related improvements within Hall of Fame Village grounds to the Port Authority. The Company maintains management rights and maintenance obligations with regard to such roadway pursuant to a Maintenance and Management Agreement among the Port Authority, the Company and the Company’s subsidiary, Newco.

The 2023 Bonds will be repaid by the Port Authority from statutory service payments in lieu of taxes paid by the Company in connection with the Company’s Tom Benson Hall of Fame Stadium, ForeverLawn Sports Complex, Constellation Center for Excellence, Center for Performance, Retail I property, Retail II property, Play Action Plaza and an interior private roadway, net of the portion payable to Canton City School District and Plain Local School District and net of administrative fees of Stark County and the City of Canton, and from minimum service payments levied against those parcels excluding the Stadium and Youth Fields. Net statutory service payments are assigned by the City of Canton to the Port Authority for payment of the 2023 Bonds pursuant to a Cooperative Agreement among the Port Authority, City of Canton, the Company and Newco, and then pledged by the Port Authority to the 2023 Bond Trustee for payment of the 2023 Bonds pursuant to a Trust Indenture between the Port Authority and the 2023 Bond Trustee. Minimum service payments are a lien on the parcels under certain TIF declarations and supplements thereto, and are paid by the Company to the 2023 Bond Trustee.

Industrial Realty Group, LLC Affiliate Lenders Transactions

On March 17, 2023, pursuant to the IRG Letter Agreement (see “November 7, 2022 Refinancing Transactions” discussed in Note 4 above) the Company and certain of its subsidiaries signed amendments to (a) certain IRG Affiliate Lender credit arrangements (and entered into backup notes for two credit arrangements) and (b) warrants issued by the Company held by IRG Affiliate Lenders, effective as of November 7, 2022 (unless otherwise noted in Note 4 above), as consideration for the IRG Financial Support.