Form 10-Q
period 2023-03-31
Hall of Fame Resort & Entertainment Co
filed 2023-05-15
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

2014 Champions Gateway

Canton, OH 44708

(Address of principal executive offices)

(330) 754–3427

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

Yes ☐ No ☒

As of May 11, 2023, there were 5,657,002 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash	$7,395,025	$26,016,547
Restricted cash	7,305,895	7,499,835
Investments held to maturity	32,307,038	17,033,515
Investments available for sale	4,067,754	4,067,754
Accounts receivable, net	2,699,883	1,811,143
Prepaid expenses and other assets	3,783,582	3,340,342
Property and equipment, net	252,820,233	248,826,853
Right-of-use lease assets	7,516,840	7,562,048
Project development costs	143,271,191	140,138,924
Total assets	$461,167,441	$456,296,961

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$191,949,469	$171,315,860
Accounts payable and accrued expenses	16,816,623	17,575,683
Due to affiliate	744,582	855,485
Warrant liability	1,149,000	911,000
Financing liability	60,675,230	60,087,907
Derivative liability - interest rate swap	300,000	200,000
Operating lease liability	3,417,637	3,413,210
Other liabilities	13,864,128	10,679,704
Total liabilities	288,916,669	265,038,849

Commitments and contingencies (Note 6, 7, and 8)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,917,000 shares authorized; no shares issued or outstanding at March 31, 2023 and December 31, 2022	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 200 shares issued and outstanding at March 31, 2023 and December 31, 2022;	-	-
liquidation preference of $222,011 as of March 31, 2023
Series C convertible preferred stock, $0.0001 par value; 15,000 shares designated; 15,000 shares issued and outstanding at March 31, 2023 and December 31, 2022;	2	2
liquidation preference of $15,707,500 as of March 31, 2023
Common stock, $0.0001 par value; 300,000,000 shares authorized; 5,646,898 and 5,604,869 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	565	560
Additional paid-in capital	339,689,495	339,038,466
Accumulated deficit	(166,508,140)	(146,898,343)
Total equity attributable to HOFRE	173,181,922	192,140,685
Non-controlling interest	(931,150)	(882,573)
Total equity	172,250,772	191,258,112
Total liabilities and stockholders’ equity	$461,167,441	$456,296,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Sponsorships, net of activation costs	$673,475	$819,290
Event, rents and cost recoveries	908,312	337,393
Hotel revenues	1,538,646	949,841
Total revenues	3,120,433	2,106,524

Operating expenses
Operating expenses	13,673,716	7,666,609
Hotel operating expenses	1,459,203	1,153,112
Depreciation expense	2,553,360	3,242,285
Total operating expenses	17,686,279	12,062,006

Loss from operations	(14,565,846)	(9,955,482)

Other income (expense)
Interest expense, net	(3,632,637)	(1,213,541)
Amortization of discount on note payable	(855,891)	(1,355,974)
Change in fair value of warrant liability	(238,000)	4,750,000
Change in fair value of interest rate swap	(100,000)	-
Loss on extinguishment of debt	-	(148,472)
Total other (expense) income	(4,826,528)	2,032,013

Net loss	$(19,392,374)	$(7,923,469)

Preferred stock dividends	(266,000)	(266,000)
Income attributable to non-controlling interest	48,577	77,372

Net loss attributable to HOFRE stockholders	$(19,609,797)	$(8,112,097)

Net loss per share, basic and diluted	$(3.48)	$(1.71)

Weighted average shares outstanding, basic and diluted	5,629,086	4,745,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(unaudited)

	Series B Convertible Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Interest	Equity

Balance as of January 1, 2023	200	$-	15,000	$2	5,604,869	$560	$339,038,466	$(146,898,343)	$192,140,685	$(882,573)	$191,258,112

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	651,034	-	651,034	-	651,034
Issuance of restricted stock awards	-	-	-	-	6,207	1	(1)	-	-	-	-
Vesting of restricted stock units	-	-	-	-	46,255	5	(5)	-	-	-	-
Cancellation of fractional shares	-	-	-	-	(10,433)	(1)	1	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(19,343,797)	(19,343,797)	(48,577)	(19,392,374)
Balance as of March 31, 2023	200	$-	15,000	$2	5,646,898	$565	$339,689,495	$(166,508,140)	$173,181,922	$(931,150)	$172,250,772

Balance as of January 1, 2022	15,200	$2	-	$-	4,434,662	$443	$305,126,404	$(99,951,839)	$205,175,010	$(596,766)	$204,578,244

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,287,695	-	1,287,695	-	1,287,695
Stock-based compensation - common stock awards	-	-	-	-	1,136	-	28,500	-	28,500	-	28,500
Issuance of restricted stock awards	-	-	-	-	6,953	1	(1)	-	-	-	-
Vesting of restricted stock units	-	-	-	-	24,503	2	(2)	-	-	-	-
Sale of shares under ATM	-	-	-	-	571,908	57	14,234,875	-	14,234,932	-	14,234,932
Shares issued in connection with amendment of notes payable	-	-	-	-	39,091	4	803,057	-	803,061	-	803,061
Warrants issued in connection with amendment of notes payable	-	-	-	-	-	-	1,088,515	-	1,088,515	-	1,088,515
Modification of Series C and Series D warrants	-	-	-	-	-	-	3,736,000	-	3,736,000	-	3,736,000
Series B preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Exchange of Series B preferred stock for Series C preferred stock	(15,000)	(2)	15,000	2	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(7,846,097)	(7,846,097)	(77,372)	(7,923,469)
Balance as of March 31, 2022	200	$-	15,000	$2	5,078,253	$507	$326,305,043	$(108,063,936)	$218,241,616	$(674,138)	$217,567,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(19,392,374)	$(7,923,469)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	2,553,360	3,242,285
Amortization of note discounts	855,891	1,355,974
Amortization of financing liability	1,681,073	-
Impairment of film costs	1,145,000	-
Interest income on investments held to maturity	(273,523)	-
Interest paid in kind	1,127,491	718,294
Loss (gain) on extinguishment of debt	-	148,472
Change in fair value of interest rate swap	100,000	-
Change in fair value of warrant liability	238,000	(4,750,000)
Stock-based compensation expense	651,034	1,316,195
Non-cash operating lease expense	128,143	128,976
Changes in operating assets and liabilities:
Accounts receivable	(888,740)	48,782
Prepaid expenses and other assets	(1,588,240)	451,139
Accounts payable and accrued expenses	(875,060)	4,588,788
Operating leases	(78,508)	(157,549)
Due to affiliates	(110,903)	1,776,606
Other liabilities	3,184,424	1,623,200
Net cash (used in) provided by operating activities	(11,542,932)	2,567,693

Cash Flows From Investing Activities
Investments in securities held to maturity	(30,021,129)	-
Proceeds from securities held to maturity	15,021,129	-
Additions to project development costs and property and equipment	(9,679,007)	(19,739,267)
Net cash used in investing activities	(24,679,007)	(19,739,267)

Cash Flows From Financing Activities
Proceeds from notes payable	20,500,000	1,817,603
Repayments of notes payable	(312,431)	(1,508,437)
Payment of financing costs	(1,537,342)	(153,901)
Payment on financing lease	(1,093,750)	-
Proceeds from exercise of warrants	-	-
Payment of Series B dividends	(150,000)	(150,000)
Proceeds from sale of common stock under ATM	-	12,531,505
Net cash provided by financing activities	17,406,477	12,536,770

Net decrease in cash and restricted cash	(18,815,462)	(4,634,804)

Cash and restricted cash, beginning of year	33,516,382	17,388,040

Cash and restricted cash, end of period	$14,700,920	$12,753,236

Cash	$7,395,025	$26,016,547
Restricted Cash	7,305,895	7,499,835
Total cash and restricted cash	$14,700,920	$33,516,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,644,324	$1,961,644
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$-	$592,232
Amendment of Series C warrant liability for equity classification	$-	$3,336,000
Amendment of Series C and D warrants	$-	$400,000
Initial value of right of use asset upon adoption of ASC 842	$-	$7,741,955
Accrued Series B preferred stock dividends	$116,000	$116,000
ATM proceeds receivable	$-	$1,703,427
Shares issued in connection with amendment of notes payable	$-	$803,061
Warrants issued in connection with amendment of notes payable	$-	$1,088,515
Amounts due to affiliate exchanged for notes payable	$-	$850,000

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

Reverse Stock Split

On December 27, 2022, the Company effectuated a reverse stock split of its shares of common stock at a ratio of 1-for-22. See Note 5, Stockholders’ Equity, for additional information. As a result, the number of shares and income (loss) per share disclosed throughout this Quarterly Report on Form 10-Q have been retrospectively adjusted to reflect the reverse stock split.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization, Nature of Business, and Liquidity (continued)

Liquidity and Going Concern

The Company has sustained recurring losses through March 31, 2023. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of March 31, 2023, the Company had approximately $7.4 million of unrestricted cash, $7.3 million of restricted cash, and $32.3 million of liquid investments held to maturity, consisting primarily of U.S. treasury securities. The Company has approximately $58.6 million of debt principal coming due through May 15, 2024. For a fee of one percent of the principal, the Company may extend the maturity of up to $41.6 million principal of debt until March 31, 2025. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern.

The Company has entered into the following two financing transactions during the three months ended March 31, 2023. See Note 4 for more information on these transactions.

In January 2023, the Company sold 2,400 shares of the Company’s 7.00% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share for an aggregate purchase price of $2,400,000.

On February 2, 2023, the Company received proceeds from the issuance by Stark County Port Authority of $18,100,000 principal amount Tax Increment Financing Revenue Bonds, Series 2023.

Following the end of the quarter covered by this Quarterly Report on Form 10-Q, on May 2, 2023, the Company issued 800 shares of the Company’s 7.00% Series A Cumulated Redeemable Preferred Stock at a price of $1,000 per share for an aggregate purchase price of $800,000. (See Note 13 Subsequent Events)

The Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. If management is unable to execute its planned debt and equity financing initiatives, these conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022, filed on March 27, 2023. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2023.

Consolidation

The condensed consolidated financial statements include the accounts and activity of the Company and its wholly owned subsidiaries. Investments in a variable interest entity in which the Company is not the primary beneficiary, or where the Company does not own a majority interest but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. All intercompany profits, transactions, and balances have been eliminated in consolidation.

The Company owns a 60% interest in Mountaineer GM, LLC (“Mountaineer”), whose results are consolidated into the Company’s results of operations. The portion of Mountaineer’s net income (loss) that is not attributable to the Company is included in non-controlling interest.

Reclassification

Certain financial statement line items of the Company’s historical presentation have been reclassified to conform to the corresponding financial statement line items in 2023. These reclassifications have no material impact on the historical operating loss, net loss, total assets, total liabilities, or Stockholders’ equity previously reported.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) that are not indexed to its own stock as liabilities at fair value on the balance sheet under U.S. GAAP. Such warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such Common Stock warrants. At that time, the portion of the warrant liability related to such Common Stock warrants will be reclassified to additional paid-in capital.

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2023 and December 31, 2022, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances as of March 31, 2023 and December 31, 2022 were $7,305,895 and $7,499,835, respectively.

Investments

The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All marketable equity and debt securities held by the Company are accounted for under ASC Topic 320, “Investments – Debt and Equity Securities.” As of March 31, 2023 and December 31, 2022, the Company held $32,307,038 and $17,033,515, respectively in securities to be held to maturity consisting of U.S government securities carried at amortized cost. The Company recognizes interest income on these securities ratably over their term utilizing the interest method.

As of March 31, 2023 and December 31, 2022, the Company also had $4,067,754 and $4,067,754, respectively in securities available for sale, which are marked to market value at each reporting period.

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

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2023 and December 31, 2022, the Company has recorded an allowance for doubtful accounts of $6,761,975 and $5,575,700, respectively.

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized to additions in project development costs during the construction period over the term of the related loans, without regard for any extension options until the project or portion thereof is considered substantially complete. Upon substantial completion of the project or portion thereof, such costs are amortized as interest expense over the term of the related loan. Any unamortized costs are shown as an offset to “Notes Payable, net” on the accompanying condensed consolidated balance sheets.

Upon an extinguishment of debt (or a modification that is treated as an extinguishment), the remaining deferred financing costs are expensed against “Loss on Extinguishment of Debt”.

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

The Company generates revenues from various streams such as sponsorship agreements, rents, cost recoveries, events, and hotel operation. The sponsorship arrangements, in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time, recognize revenue on a straight-line basis over the time period specified in the contract. The excess of amounts contractually due over the amounts of sponsorship revenue recognized are included in other liabilities on the accompanying condensed consolidated balance sheets. Contractually due but unpaid sponsorship revenue are included in accounts receivable on the accompanying condensed consolidated balance sheets. Refer to Note 6 for more details. Revenue for rents, cost recoveries, and events are recognized at the time the respective event or service has been performed. Rental revenue for long term leases is recorded on a straight-line basis over the term of the lease beginning on the commencement date.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2023 and December 31, 2022, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses on the Company’s condensed consolidated statements of operations. There were no amounts incurred for penalties and interest for the three months ended March 31, 2023 and 2022. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2019 through 2022 remain subject to examination.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Film and Media Costs

The Company capitalizes all costs to develop films and related media as an asset, included in “project development costs” on the Company’s condensed consolidated balance sheets. The costs for each film or media will be expensed over the expected release period. During the three months ended March 31, 2023 the Company recorded $1,305,000 in film and media costs, including impairment of $1,145,000, as the Company does not anticipate recovering these costs. The impairment in Film and Media Costs is included in operating expenses on the Company’s condensed consolidated statements of operations.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement

The Company follows FASB’s ASC 820–10, Fair Value Measurement, to measure the fair value of its financial instruments and non-financial instruments and to incorporate disclosures about fair value of its financial instruments. ASC 820–10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820–10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these instruments. The carrying amount of the Company’s notes payable is considered to approximate their fair value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

The Company uses Levels 1 and 3 of the fair value hierarchy to measure the fair value of its warrant liabilities, investments available for sale and interest rate swaps. The Company revalues its financial instruments at every reporting period. The Company recognizes gains or losses on the change in fair value of the warrant liabilities as “change in fair value of warrant liability” in the condensed consolidated statements of operations. The Company recognizes gains or losses on the change in fair value of the interest rate swap as “change in fair value of interest rate swap” in the condensed consolidated statements of operations.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheets as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2023	2022
Warrant liabilities – Public Series A Warrants	1	$1,059,000	$748,000
Warrant liabilities – Private Series A Warrants	3	-	-
Warrant liabilities – Series B Warrants	3	90,000	163,000
Fair value of aggregate warrant liabilities		$1,149,000	$911,000

Fair value of interest rate swap liability	2	$300,000	$200,000

Investments available for sale	3	$4,067,754	$4,067,754

The Series A Warrants issued to the previous shareholders of GPAQ (the “Public Series A Warrants”) are classified as Level 1 due to the use of an observable market quote in the active market. Level 3 financial liabilities consist of the Series A Warrants issued to the sponsors of GPAQ (the “Private Series A Warrants”) and the Series B Warrants issued in the Company’s November 2020 follow-on public offering, for which there is no current market for these securities, and the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded appropriately.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Total Warrant Liability
Fair value as of December 31, 2022	$748,000	$-	$163,000	$911,000
Change in fair value	311,000	-	(73,000)	238,000
Fair value as of March 31, 2023	$1,059,000	$-	$90,000	$1, 149,000

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023		December 31, 2022
	Private Series A Warrants	Series B Warrants	Private Series A Warrants	Series B Warrants
Term (years)	2.3	2.6	2.5	2.9
Stock price	$9.15	$9.15	$8.06	$8.06
Exercise price	$253.11	$30.81	$253.11	$30.81
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	49.60%	51.36%	52.27%	63.86%
Risk free interest rate	3.81%	3.81%	4.22%	4.22%

Number of shares	95,576	170,862	95,576	170,862

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

For the three months ended March 31, 2023 and 2022, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive and the calculations are presented on the accompanying condensed consolidated statements of operations.

As of March 31, 2023 and 2022, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Three Months Ended March 31,
	2023	2022
Warrants to purchase shares of Common Stock	2,003,649	2,000,561
Unvested restricted stock awards	-	10,847
Unvested restricted stock units to be settled in shares of Common Stock	173,450	127,816
Shares of Common Stock issuable upon conversion of convertible notes	3,435,659	1,077,591
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	2,971	2,971
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	454,545	454,545
Total potentially dilutive securities	6,070,274	3,674,331

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3: Property and Equipment

Property and equipment consists of the following:

	Useful Life	March 31, 2023	December 31, 2022
Land		$12,414,473	$12,414,473
Land improvements	25 years	51,807,569	51,808,296
Building and improvements	15 to 39 years	242,742,676	239,068,974
Equipment	5 to 10 years	10,086,336	7,212,246
Property and equipment, gross		317,051,054	310,503,989

Less: accumulated depreciation		(64,230,821)	(61,677,136)
Property and equipment, net		$252,820,233	$248,826,853

Project development costs		$143,271,191	$140,138,924

For the three months ended March 31, 2023 and 2022, the Company recorded depreciation expense of $2,553,360 and $3,242,285, respectively. For the three months ended March 31, 2023 and 2022, the Company incurred $9,163,643 and $16,905,966 of capitalized project development costs, respectively.

For the three months ended March 31, 2023 and 2022, the Company transferred $6,031,376 and $0 from Project development costs to Property and Equipment, respectively.

Included in project development costs are film development costs of $200,000 and $982,000 as of March 31, 2023 and December 31, 2022, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net

Notes payable, net consisted of the following at March 31, 2023(1):

		Debt discount and deferred financing		Interest Rate		Maturity
	Gross	costs	Net	Stated	Effective	Date
Preferred equity loan(2)	$6,000,000	$-	$6,000,000	7.00%	7.00%	Various
City of Canton Loan(3)	3,450,000	(5,043)	3,444,957	0.50%	0.53%	7/1/2027
New Market/SCF	2,999,989	-	2,999,989	4.00%	4.00%	12/30/2024
JKP Capital Loan(5)(6)	9,262,133	-	9,262,133	12.50%	12.50%	3/31/2024
MKG DoubleTree Loan(7)	15,300,000	-	15,300,000	9.75%	9.75%	9/13/2023
Convertible PIPE Notes	27,188,494	(7,284,798)	19,903,695	10.00%	24.40%	3/31/2025
Canton Cooperative Agreement	2,620,000	(166,566)	2,453,434	3.85%	5.35%	5/15/2040
CH Capital Loan(5)(6)(8)	8,945,999	-	8,945,999	12.50%	12.50%	3/31/2024
Constellation EME #2(4)	3,295,583	-	3,295,583	5.93%	5.93%	4/30/2026
IRG Split Note(5)(6)(9)	4,351,021	-	4,351,021	12.50%	12.50%	3/31/2024
JKP Split Note(5)(6)(9)	4,351,021	-	4,351,021	12.50%	12.50%	3/31/2024
ErieBank Loan	19,465,282	(519,944)	18,945,338	9.00%	9.24%	12/15/2034
PACE Equity Loan	8,179,690	(271,813)	7,907,877	6.05%	6.18%	7/31/2047
PACE Equity CFP	2,437,578	(26,924)	2,410,654	6.05%	6.10%	7/31/2046
CFP Loan(6)(10)	4,072,519	-	4,072,519	12.50%	12.50%	3/31/2024
Stark County Community Foundation	5,000,000	-	5,000,000	6.00%	6.00%	5/31/2029
CH Capital Bridge Loan(6)	10,603,479	-	10,603,479	12.50%	12.50%	3/31/2024
Stadium PACE Loan	33,387,844	(4,046,531)	29,341,313	6.00%	6.51%	1/1/2049
Stark County Infrastructure Loan	5,000,000	-	5,000,000	6.00%	6.00%	8/31/2029
City of Canton Infrastructure Loan	5,000,000	(11,199)	4,988,801	6.00%	6.04%	6/30/2029
TDD Bonds	7,500,000	(665,460)	6,834,541	5.41%	5.78%	12/1/2046
TIF	18,100,000	(1,562,885)	16,537,115	6.375%	6.71%	12/30/2048
Total	$206,510,632	$(14,561,163)	$191,949,469

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Notes payable, net consisted of the following at December 31, 2022:

	Gross	Debt discount and deferred financing costs	Net
Preferred equity loan(2)	3,600,000	-	3,600,000
City of Canton Loan(3)	3,450,000	(5,333)	3,444,667
New Market/SCF	2,999,989	-	2,999,989
JKP Capital loan(5)(6)	9,158,711	-	9,158,711
MKG DoubleTree Loan(7)	15,300,000	-	15,300,000
Convertible PIPE Notes	26,525,360	(8,097,564)	18,427,796
Canton Cooperative Agreement	2,620,000	(168,254)	2,451,746
CH Capital Loan(5)(6)(8)	8,846,106	-	8,846,106
Constellation EME #2(4)	3,536,738	-	3,536,738
IRG Split Note(5)(6)(9)	4,302,437	-	4,302,437
JKP Split Note (5)(6)(9)	4,302,437	-	4,302,437
ErieBank Loan	19,465,282	(536,106)	18,929,176
PACE Equity Loan	8,250,966	(273,031)	7,977,935
PACE Equity CFP	2,437,578	(27,586)	2,409,992
CFP Loan(6)(10)	4,027,045	-	4,027,045
Stark County Community Foundation	5,000,000	-	5,000,000
CH Capital Bridge Loan(6)	10,485,079	-	10,485,079
Stadium PACE Loan	33,387,844	(4,091,382)	29,296,462
Stark County Infrastructure Loan	5,000,000	-	5,000,000
City of Canton Infrastructure Loan	5,000,000	(11,572)	4,988,428
TDD Bonds	7,500,000	(668,884)	6,831,116
Total	$185,195,572	$(13,879,712)	$171,315,860

During the three months ended March 31, 2023 and 2022, the Company recorded amortization of note discounts of $855,891 and $1,355,974, respectively.

During three months ended March 31, 2023 and 2022, the Company recorded paid-in-kind interest of $1,127,491 and $718,294, respectively.

See below footnotes for the Company’s notes payable:

(1)	The Company’s notes payable are subject to certain customary financial and non-financial covenants. As of March 31, 2023 and 2022 the Company was in compliance with all of its notes payable covenants. Many of the Company’s notes payable are secured by the Company’s developed and undeveloped land and other assets.
(2)	The Company had 3,600 and 1,800 shares of Series A Preferred Stock outstanding and 52,800 and 52,800 shares of Series A Preferred Stock authorized as of March 31, 2023 and December 31, 2022, respectively. The Series A Preferred Stock is required to be redeemed for cash after five years from the date of issuance.
(3)	The Company has the option to extend the loan’s maturity date for three years, to July 1, 2030, if the Company meets certain criteria in terms of the hotel occupancy level and maintaining certain financial ratios.
(4)	The Company also has a sponsorship agreement with Constellation New Energy, Inc., the lender of the Constellation EME #2 note.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

(5)	On March 1, 2022, the Company entered into amendments to certain of its IRG and IRG-affiliated notes payable. See discussion below for the accounting and assumptions used in the transactions.
(6)	On November 7, 2022, the Company entered into amendments to certain of its IRG and IRG-affiliated notes payable. See discussion below for the accounting and assumptions used in the transactions.
(7)	On March 1, 2022, HOF Village Hotel II, LLC, a subsidiary of the Company, entered into an amendment to the MKG DoubleTree Loan with the Company’s director, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender, which extended the maturity to September 13, 2023. The Company accounted for this amendment as a modification, and expensed approximately $38,000 in loan modification costs.
(8)	On March 1, 2022, CH Capital Lending purchased and acquired, the Company’s $7.4 million Aquarian Mortgage Loan (as thereafter amended and acquired by CH Capital Lending, the “CH Capital Loan”).
(9)	On March 1, 2022, pursuant to an Assignment of Promissory Note, dated March 1, 2022, IRG assigned (a) a one-half (½) interest in the IRG Note to IRG (the “IRG Split Note”) and (b) a one-half (½) interest in the IRG Note to JKP (the “JKP Split Note”). See “IRG Split Note” and “JKP Split Note”, below.
(10)	See “CFP Loan”, below, for a description of the loan along with the valuation assumptions used to value the warrants issued in connection with the loan.
(11)	See “TIF Loan”, below, for a description of the loan.

Accrued Interest on Notes Payable

As of March 31, 2023 and December 31, 2022, accrued interest on notes payable, were as follows:

	March 31, 2023	December 31, 2022
Preferred equity loan	$131,931	$64,575
City of Canton Loan	1,586	1,555
New Market/SCF	30,000	-
MKG DoubleTree Loan	127,500	121,656
Canton Cooperative Agreement	78,535	48,708
CH Capital Loan	60,036	55,328
IRG Split Note	41,553	28,490
JKP Split Note	48,201	35,138
ErieBank Loan	157,343	140,394
PACE Equity Loan	87,898	213,842
CFP Loan	6,042	5,245
Stark County Community Foundation	75,000	-
CH Capital Bridge Loan	-	70,659
Stadium PACE Loan	166,939	166,939
TDD Bonds	115,026	13,533
TIF	185,902	-
Total	$1,313,492	$966,062

The amounts above were included in accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

March 1, 2022 Refinancing Transactions

On March 1, 2022, the Company amended certain of its IRG and IRG-affiliate held loans. This included the IRG Split Note, the JKP Split Note, the CH Capital Loan, and the JKP Capital Loan. The amendments (i) revised the outstanding principal balance of the loans to include interest that has accrued and has not been paid as of March 1, 2022 in the aggregate amount of $1,437,459, and (ii) extends the maturity of the loans to March 31, 2024, and (iii) amends the loans to be convertible into shares of Common Stock at a conversion price of $30.80 per share ($23.98 per share for the JKP Split Note and JKP Capital Loan), subject to adjustment. The conversion price is subject to a weighted-average anti-dilution adjustment.

As part of the consideration for the amendments, the Company issued an aggregate of 39,091 shares of common stock, amended the Series C Warrants and Series D Warrants, and issued Series E Warrants and Series F Warrants.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

TIF Loan (continued)

On February 2, 2023, the Company received proceeds from the issuance on such date by Stark County Port Authority (“Port Authority”) of $18,100,000 principal amount Tax Increment Financing (“TIF”) Revenue Bonds, Series 2023 (“2023 Bonds”). Of the $18,100,000 principal amount, approximately $6.8 million was used to reimburse the Company for a portion of the cost of certain roadway improvements within the Hall of Fame Village grounds, approximately $8.6 million was used to pay off the Development Finance Authority of Summit County (“DFA”) Revenue Bonds, Series 2018 ( “2018 Bonds”) that had been acquired by the Company in December 2022 pursuant to a previously disclosed arrangement (such that the Company received the payoff of the 2018 Bonds), approximately $1.2 million was used to pay costs of issuance of the 2023 Bonds, and approximately $.9 million was used to fund a debt service reserve held by The Huntington National Bank (“2023 Bond Trustee”), as trustee for the 2023 Bonds. The maturity date of the 2023 Bonds is December 30, 2048. The interest rate on the 2023 Bonds is 6.375%. Interest payments are due on the 2023 Bonds semi-annually on June 30 and December 30 of each year, commencing June 30, 2023.

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

As of March 31, 2023, the Company has not drawn under the loan agreement.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of March 31, 2023 are as follows:

For the three months ending March 31,	Amount
2023 (nine months)	$16,432,370
2024	46,918,630
2025	31,516,621
2026	3,628,669
2027	4,265,957
Thereafter	103,748,385
Total Gross Principal Payments	$206,510,632

Less: Debt discount and deferred financing costs	(14,561,163)

Total Net Principal Payments	$191,949,469

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

As a result, the number of shares and income (loss) per share disclosed throughout this Report on Form 10-Q have been retrospectively adjusted to reflect the reverse stock split.

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

Series A Preferred Stock Designation

On October 8, 2020, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware to establish preferences, limitations, and relative rights of the Series A Preferred Stock. The number of authorized shares of Series A Preferred Stock is 52,800. The Series A Preferred Stock is mandatorily redeemable, and therefore classified as a liability on the Company’s condensed consolidated balance sheets within Notes Payable, net.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

2020 Omnibus Incentive Plan

On July 1, 2020, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 82,397 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by 181,818 the number of shares of Common Stock, that will be available for issuance under the 2020 Omnibus Incentive Plan, resulting in a maximum of 264,214 shares that can be issued under the amended 2020 Omnibus Inventive Plan. The amendment to the 2020 Omnibus Incentive Plan was previously approved by the Board of Directors of the Company, and the amended 2020 Omnibus Incentive Plan became effective on June 2, 2021. As of March 31, 2023, 6,938 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Equity Distribution Agreement

On September 30, 2021, the Company entered into an Equity Distribution Agreement with Wedbush Securities Inc. and Maxim Group LLC with respect to an at-the-market offering program under which the Company may, from time to time, offer and sell shares of the Company’s Common Stock having an aggregate offering price of up to $50 million. From January 1 through March 31, 2023, there were no shares sold. The remaining availability under the Equity Distribution Agreement as of March 31, 2023 was approximately $25.9 million.

Issuance of Restricted Stock Awards

The Company’s activity in restricted Common Stock was as follows for the three months ended March 31, 2023:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2023	-		$-
Granted	6,207		$8.16
Vested	(6,207)		$8.16
Non–vested at March 31, 2023	-	$

For the three months ended March 31, 2023 and 2022, stock-based compensation related to restricted stock awards was $50,657 and $732,757, respectively. Stock-based compensation related to restricted stock awards was included as a component of Operating expenses in the condensed consolidated statements of operations. As of March 31, 2023, unamortized stock-based compensation costs related to restricted share arrangements were $0.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Units

During the three months ended March 31, 2023, the Company granted an aggregate of 99,615 Restricted Stock Units (“RSUs”) to its employees and directors, of which 96,875 were granted under the 2020 Omnibus Incentive Plan and 2,740 were granted as inducement awards. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which approximated $14.70 per share for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

The Company’s activity in RSUs was as follows for the three months ended March 31, 2023:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2023	134,799	$28.74
Granted	99,615	$14.70
Vested	(54,996)	$30.34
Forfeited	(5,968)	$14.93
Non–vested at March 31, 2023	173,450	$20.64

For the three months ended March 31, 2023 and 2022, the Company recorded $600,377 and $502,412, respectively, in employee and director stock-based compensation expense. Employee and director stock-based compensation expense is a component of Operating expenses in the condensed consolidated statements of operations. As of March 31, 2023, unamortized stock-based compensation costs related to restricted stock units were $3,005,663 and will be recognized over a weighted average period of 2 years.

Warrants

The Company’s warrant activity was as follows for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2023	2,003,649	$149.09	2.86	$-
Outstanding – March 31, 2023	2,003,649	$149.09	2.61	$-
Exercisable – March 31, 2023	1,997,972	$149.48	2.61	$-

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

Additionally, on October 9, 2020, Newco, entered into a Technology as a Service Agreement (the “TAAS Agreement”) with JCI. Pursuant to the TAAS Agreement, JCI will provide certain services related to the construction and development of the Hall of Fame Village (the “Project”), including, but not limited to, (i) design assist consulting, equipment sales and turn-key installation services in respect of specified systems to be constructed as part of Phase 2 and Phase 3 of the Project and (ii) maintenance and lifecycle services in respect of certain systems constructed as part of Phase 1, and to be constructed as part of Phase 2 and Phase 3, of the Project. Under the terms of the TAAS Agreement, Newco agreed to pay JCI up to an aggregate of approximately $217 million for services rendered by JCI over the term of the TAAS Agreement.

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

The Company is pursuing dispute resolution pursuant to the terms of the Naming Rights Agreement to simultaneously defend against JCI’s allegations and pursue its own claims. The parties participated in mediation in November 2022, but were unable to reach a resolution. On January 24, 2023, Newco filed a demand for arbitration with JAMS, asserting claims against JCI for breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment. On February 16, 2023, JCI filed its response, generally denying Newco’s allegations and asserting counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On March 9, 2023, Newco filed its response to JCI’s counterclaims, generally denying JCI’s allegations. A panel of three arbitrators has been constituted to hear and determine the dispute. The Company presently anticipates that the arbitration hearing will be held during the fourth quarter of 2023 in Ohio. The ultimate outcome of this dispute cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying condensed consolidated financial statements. During the year ended December 31, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of March 31, 2023 and December 31, 2022 in the amount of $6,000,000 and $4,812,500, respectively. The balances due under the Naming Rights Agreement as of March 31, 2023 and December 31, 2022 amounted to $7,822,917 and $6,635,417 respectively.

Other Sponsorship Revenue

The Company has additional revenue primarily from sponsorship programs that provide its sponsors with strategic opportunities to reach customers through our venue including advertising on our website. Sponsorship agreements may contain multiple elements, which provide several distinct benefits to the sponsor over the term of the agreement and can be for a single or multi-year term. These agreements provide sponsors various rights such as venue naming rights, signage within our venues, the ability to be the exclusive provider of a certain category of product, advertising on our website and other benefits as detailed in the agreements.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Other Sponsorship Revenue (continued)

As of March 31, 2023, scheduled future cash to be received under the agreements, excluding the Johnson Controls Naming Rights Agreement, is as follows:

Year ending December 31,

2023 (nine months)	$951,750
2024	2,256,265
2025	2,167,265
2026	2,017,265
2027	1,757,265
Thereafter	4,514,529
Total	$13,664,339

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended March 31, 2023 and 2022, the Company recognized $673,475 and $819,290 of net sponsorship revenue, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7: Other Commitments

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. In consideration of the services performed by Crestline, the Company agreed to the greater of: 2% of gross revenues or $10,000 per month in base management fees and other operating expenses. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024. For the three months ended March 31, 2023 and 2022, the Company paid and incurred $45,500 and $30,000, respectively in management fees.

Constellation EME Express Equipment Services Program

On February 1, 2021, the Company entered into a contract with Constellation whereby Constellation will sell and/or deliver materials and equipment purchased by the Company. The Company is required to provide $2,000,000 to an escrow account held by Constellation, representing adequate assurance of future performance. Constellation will invoice the Company in 60 monthly installments, which began in April 2021 for $103,095. Additionally, the Company has one note payable with Constellation. See Note 4 for more information.

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

As part of this agreement, Newco will receive a limited equity interest in BETR and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing. The limited equity interest was in the form of penny warrants valued at $4,000,000. The grant date value of these warrants were recorded as deferred revenue (within Other Liabilities on the condensed consolidated Balance Sheets) and will be amortized over the life of the sports betting agreement.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7: Other Commitments (continued)

Other Liabilities

Other liabilities consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Activation fund reserves	$3,692,820	$3,511,185
Deferred revenue	9,787,961	6,867,970
Deposits and other liabilities	383,347	300,549
Total	$13,864,128	$10,679,704

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

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Due to IRG Member	$172,753	$345,253
Due to PFHOF	571,829	510,232
Total	$744,582	$855,485

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

The future minimum payments under this agreement as of March 31, 2023 are as follows:

For the years ending December 31,	Amount
2023 (nine months)	$300,000
2024	600,000
2025	600,000
2026	600,000
2027	600,000
Thereafter	6,750,000
Total Gross Principal Payments	$9,450,000

During the three months ended March 31, 2023 and 2022, the Company paid $300,000 and $0 of the annual license fee, respectively.

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

Note 10: Concentrations

For the three months ended March 31, 2023, two customers represented approximately 42.9% and 18.3% of the Company’s sponsorship revenue. For the three months ended March 31, 2022, two customers represented approximately 35% and 15% of the Company’s sponsorship revenue. No other customer represented more than 10% of sponsorship revenue.

As of March 31, 2023, one customer represented approximately 83.5% of the Company’s sponsorship accounts receivable. As of December 31, 2022, one customer represented approximately 94.4% of the Company’s sponsorship accounts receivable. No other customer represented more than 10% of outstanding accounts receivable.

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

Note 11: Leases

The Company has entered into operating leases as the lessee primarily for ground leases under its stadium, sports complex, and parking facilities.

At the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. Leases entered into prior to January 1, 2022, which were accounted for under ASC 840, were not reassessed for classification.

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

Note 11: Leases (continued)

The Company’s operating leases are comprised primarily of ground leases and equipment leases. Balance sheet information related to our leases is present below (ASC 842 was adopted on January 1, 2022):

	March 31,	December 31,
	2023	2022
Operating leases:
Right-of-use assets	$7,516,840	$7,562,048
Lease liability	3,417,637	3,413,210
Finance leases:
Right-of-use assets	-	-
Lease liability	-	-

Other information related to leases is presented below:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease cost	$128,143	$128,976
Other information:
Operating cash flows from operating leases	78,508	157,549
Weighted-average remaining lease term – operating leases (in years)	91.2	88.2
Weighted-average discount rate – operating leases	10.0%	10.0%

As of March 31, 2023, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2023 (nine months)	$238,723
2024	311,900
2025	311,900
2026	311,900
2027	311,900
Thereafter	41,125,000
Total future minimum lease payments, undiscounted	42,611,323
Less: imputed interest	(39,193,686)
Present value of future minimum lease payments	$3,417,637

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11: Leases (continued)

Lessor Commitments

As of March 31, 2023, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries. During the three months ended March 31, 2023 and 2022, the Company recorded $94,540 and $8,118 of lease revenue, respectively. The future minimum lease commitments under these leases, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:

2023 (nine months)	$463,870
2024	645,438
2025	641,542
2026	640,962
2027	619,495
Thereafter	2,972,365
Total	$5,983,672

Note 12: Financing Liability

On September 27, 2022 the Company sold the land under the Company’s Fan Engagement Zone with Twain. Simultaneously, the Company entered into a lease agreement with the Twain (the sale of the property and simultaneous leaseback is referred to as the “Sale-Leaseback”). The Sale-Leaseback is repayable over a 99-year term. Under the terms of the lease agreement, the Company’s initial base rent is approximately $307,125 per quarter, with annual increases of approximately 2% each year of the term.

On November 7, 2022, HOFV Waterpark sold the land under the Company’s future waterpark. Simultaneously, the Company entered into a lease agreement with the buyer of the property. The Sale-Leaseback for the waterpark is repayable over a 99-year term. Under the terms of the leaseback agreement, the Company’s initial base rent is $4,375,000 per annum, payable monthly, with customary escalations over the lease term. On November 7, 2022, Oak Street and HOFV Waterpark also entered into a Purchase Option Agreement (the “Purchase Option Agreement”), pursuant to which HOFV Waterpark is granted an option to purchase the Waterpark Property back from Oak Street that can be exercised during the period beginning on December 1, 2027 and ending on November 30, 2034 (the “Option Period”).

The Company accounted for the Sale-Leaseback transactions with Twain and Oak Street as financing transactions with the purchaser of the property. The Company concluded the lease agreements both met the qualifications to be classified as finance-type leases due to the significance of the present value of the lease payments, using a discount rate of 10.25% to reflect the Company’s incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date.

The presence of a finance-type lease in the sale-leaseback transactions indicates that control of the land under the Fan Engagement Zone and HOFV Waterpark has not transferred to the buyer/lessor and, as such, the transactions were both deemed a failed sale-leaseback and must be accounted for as a financing arrangement. As a result of this determination, the Company is viewed as having received the sales proceeds from the buyer/lessor in the form of a hypothetical loan collateralized by its leased land. The hypothetical loan is payable as principal and interest in the form of “lease payments” to the buyer/lessor. As such, the Company will not derecognize the property from its books for accounting purposes until the lease ends.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12: Financing Liability (continued)

As of March 31, 2023, the carrying value of the financing liability was $60,675,230, representing $2,202,986,526 in remaining payments under the leases, net of a discount of $2,142,311,296. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

As of December 31, 2022, the carrying value of the financing liability was $60,087,907, representing $2,204,080,276 in remaining payments under the leases, net of a discount of $2,143,992,369. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

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

Remaining future cash payments related to the financing liability, for the fiscal years ending December 31 are as follows:

2023 (nine months)	$2,925,781
2024	4,672,544
2025	5,865,396
2026	6,005,734
2027	6,149,455
Thereafter	2,177,367,616
Total Minimum Liability Payments	2,202,986,526
Imputed Interest	(2,142,311,296)
Total	$60,675,230

Note 13: Subsequent Events

Subsequent events have been evaluated through May 15, 2023, the date the condensed consolidated financial statements were issued. Except for as disclosed below, no other events have been identified requiring disclosure or recording.

On May 2, 2023, the Hall of Fame Resort & Entertainment Company (the “Company”) issued to ADC LCR Hall of Fame Manager II, LLC (the “Investor”) 800 shares (the “Shares”) of the Company’s 7.00% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a price of $1,000 per share for an aggregate purchase price of $800,000. The Company paid the Investor an origination fee of 2% of the aggregate purchase price. The issuance and sale of the Shares to the Investor is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “will,” “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “strategy,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Factors that could cause or contribute to our results differing materially from those expressed or implied by forward–looking statements include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2023, and in our reports subsequently filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Unless the context otherwise requires, the “Company”, “we,” “our,” “us” and similar terms refer to Hall of Fame Resort & Entertainment Company, a Delaware corporation.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2022 filed with the SEC and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

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

We are developing new hospitality, attraction and corporate assets as part of our Phase II development plan. Phase II plans for future components of the Hall of Fame Village include two hotels (one on campus and one in downtown Canton that opened in November 2020), the Hall of Fame Indoor Waterpark, the Constellation Center for Excellence (an office building including retail and meeting space, that opened in November 2021), the Center for Performance (a convention center/field house, that opened in August of 2022), the Play Action Plaza (completed in August of 2022), and the Fan Engagement Zone (Retail Promenade), core and shell for Retail I was completed in August of 2022 and the core and shell of Retail II was completed in November of 2022). Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

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

Our operating expenses include the costs associated with running and maintaining operational entertainment and destination assets such as the Tom Benson Hall of Fame Stadium and the ForeverLawn Sports Complex. Factors that will contribute to increased operating expenses include: more of our Phase II assets becoming operational, the addition of events for top performers, and sporting events.

Our depreciation expense includes the related costs of owning and operating significant property and entertainment assets. These expenses have grown as through completion of the Phase I and Phase II development.

Other operating expenses include items such as management fees, commission expense, and professional fees.

Recent Developments

Dispute Regarding Naming Rights Agreement with Johnson Controls

The Company is in a dispute with JCI regarding the Naming Rights Agreement. The Company is pursuing dispute resolution pursuant to the terms of the Naming Rights Agreement to simultaneously defend against JCI’s allegations and pursue its own claims. The parties participated in mediation in November 2022, but were unable to reach a resolution. On January 24, 2023, Newco filed a demand for arbitration with JAMS, asserting claims against JCI for breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment. On February 16, 2023, JCI filed its response, generally denying Newco’s allegations and asserting counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On March 9, 2023, Newco filed its response to JCI’s counterclaims, generally denying JCI’s allegations. A panel of three arbitrators has been constituted to hear and determine the dispute. The Company anticipates that the hearing will be held during the fourth quarter of 2023 in Ohio. The ultimate outcome of this dispute cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying consolidated financial statements. During the year ended December 31, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of March 31, 2023 and December 31, 2022 in the amount of $6,000,000 and $4,812,500, respectively. The balances due under the Naming Rights Agreement as of March 31, 2023 and December 31, 2022 amounted to $7,822,917 and $6,635,417, respectively.

See Note 6: Sponsorship Revenue and Associated Commitments – Johnson Controls, Inc., for additional information relating to this dispute.

7.00% Series A Cumulative Redeemable Preferred Stock

On January 12, 2023, the Company issued to ADC LCR Hall of Fame Manager II, LLC (the “Series A Preferred Investor”) 1,600 shares of the Company’s 7.00% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a price of $1,000 per share for an aggregate purchase price of $1,600,000. On January 23, 2023, the Company issued to the Series A Preferred Investor 800 additional shares (the “Shares”) of the Company’s Series A Preferred Stock at a price of $1,000 per share for an aggregate purchase price of $800,000. On May 2, 2023, the Company issued an additional 800 shares of the Company’s Series A Preferred stock at a price of $1,000 per share for an aggregate purchase price of $ 800,000. The Company paid the Series A Preferred Investor an origination fee of 2% of the aggregate purchase price for each issuance. The issuance and sale of the shares to the Series A Preferred Investor is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Series A Preferred Stock is not convertible into Common Stock. The Series A Preferred Investor has represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the shares are being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

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

On December 27, 2022, we effected the Reverse Stock Split to, among other things, increase our stock price to comply with the Nasdaq’s minimum bid price requirements (Nasdaq Listing Rule 5550(a)(2)).

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

$18,100,000 principal amount Tax Increment Financing (“TIF”) Revenue Bonds

On February 2, 2023, the Company received proceeds from the issuance on such date by Stark County Port Authority (“Port Authority”) of $18,100,000 principal amount Tax Increment Financing (“TIF”) Revenue Bonds, Series 2023 (“2023 Bonds”). Of the $18,100,000 principal amount, approximately $6.8 million was used to reimburse the Company for a portion of the cost of certain roadway improvements within the Hall of Fame Village grounds, approximately $8.6 million was used to pay off the Development Finance Authority of Summit County (“DFA”) Revenue Bonds, Series 2018 ( “2018 Bonds”) that had been acquired by the Company in December 2022 pursuant to a previously disclosed arrangement (such that the Company received the payoff of the 2018 Bonds), approximately $1.2 million was used to pay costs of issuance of the 2023 Bonds, and approximately $.9 million was used to fund a debt service reserve held by The Huntington National Bank (“2023 Bond Trustee”), as trustee for the 2023 Bonds. The maturity date of the 2023 Bonds is December 30, 2048. The interest rate on the 2023 Bonds is 6.375%. Interest payments are due on the 2023 Bonds semi-annually on June 30 and December 30 of each year, commencing June 30, 2023.

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

On March 17, 2023, pursuant to the IRG Letter Agreement the Company and certain of its subsidiaries signed amendments to (a) certain IRG Affiliate Lender credit arrangements (and entered into backup notes for two credit arrangements) and (b) warrants issued by the Company held by IRG Affiliate Lenders (collectively, defined as Transaction Documents below), effective as of November 7, 2022 (unless otherwise noted), as consideration for the IRG Financial Support. In particular, the Company amended the Series C through Series F warrants issued by the Company held by IRG Affiliate Lenders and, upon approval of the Company’s stockholders under Nasdaq Listing Rule 5635(c), will amend the Series G warrant, as follows: (i) the exercise price of the Series C through Series G warrants held by IRG Affiliate Lenders is reset to a price equal to 105% of the average Nasdaq official closing price of the Company’s Common Stock for the five trading days immediately preceding the date of the Oak Street closing of November 7, 2022, which price was $0.58 per share prior to the Reverse Stock Split (the “Market Price”); and (ii) the warrant expiration dates of the Series C through Series G warrants held by IRG Affiliate Lenders are extended by two years from their current expiration dates. In addition, the Company amended certain IRG Affiliate Lender credit arrangements (and entered into backup notes for two credit arrangements) that are Transaction Documents as follows: (i) all IRG Affiliate Lender loans bear interest at 12.5% per annum, compounded monthly, with payment required monthly at 8% per annum, and with the remaining interest accrued and deferred until maturity; (ii) the price at which the principal and accumulated and unpaid interest under the IRG Affiliated Lender loans is convertible into shares of Common Stock is reset to $12.77 per share of Common Stock (giving effect to the reverse stock split), subject to adjustment, including a weighted-average antidilution adjustment and subject in the case of loans to which Midwest Lender Fund, LLC is a party to approval of the Company’s stockholders under Nasdaq 5635(c); (iii) the Company and certain subsidiaries entered into a backup promissory note with each of JKP Financial, LLC and Midwest Lender Fund, LLC that provide benefits incremental to and offset by existing notes with such lenders; (iv) the Company agreed to acknowledge an existing pledge of the Company’s 100% membership interest in Newco and reflect that such pledge secures all amounts due under the IRG Affiliate Lender loans; (v) certain IRG Affiliate Lender loans were cross-collateralized and cross-defaulted; (vi) the Company and its subsidiaries covenanted not to assign, pledge, mortgage, encumber or hypothecate any of the underlying assets, membership interests in affiliated entities or intellectual property rights without the written consent of IRG Affiliate Lenders; (vii) prior development fees owed by the Company to IRG Affiliate Lenders were accrued and added to the Bridge Loan, and future development fees owed by the Company to IRG Affiliate Lenders will be paid as when due; and (viii) the Company agreed to pay to IRG Affiliate Lenders 25% of all contractual dispute cash settlements collected by the Company with regard to existing contractual disputes in settlement discussions, which shall be applied to outstanding IRG Affiliate Lender loans, first against accrued interest and other charges and then against principal.

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

Notwithstanding anything to the contrary contained in the Transaction Documents (defined below), the Company and the IRG Affiliate Lenders agreed that the total cumulative number of additional shares of Common Stock that may be issued to the IRG Affiliate Lenders under the Transaction Documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Approval (defined below). If the number of shares of Common Stock issued to the IRG Affiliate Lenders under the Transaction Documents reaches the Nasdaq 19.99% Cap, so as not to violate the 20% limit established in Listing Rule 5635(d), the Company, at its election, will use reasonable commercial efforts to obtain stockholder approval of the Transaction Documents and the issuance of additional shares of Common Stock thereunder, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d) (the “Approval”). For purposes hereof, “Transaction Documents” means the second amended and restated Series C warrant, the second amended and restated Series D Warrant, the two amended and restated Series E warrants, the two amended and restated Series F warrants, the amended and restated Series G warrant, the joinder and second amended and restated secured cognovit promissory note issued to JKP Financial, LLC, the joinder and second amended and restated secured cognovit promissory note issued to IRG, LLC, the backup joinder and first amended and restated secured cognovit promissory note with JKP Financial, LLC, the amendment number 8 to term loan agreement, the second amended and restated secured cognovit promissory note issued to CHCL in connection with the term loan agreement, the fourth amendment to and spreader of the pledge and security agreement under the term loan agreement, the second amendment to and spreader of the mortgage under the term loan agreement, the joinder and first amended and restated secured cognovit bridge promissory note issued to CHCL, and the backup promissory note issued to Midwest Lender Fund, LLC.

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

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended March 31, 2023 and the comparable period in 2022:

	For the Three Months Ended March 31,
	2023	2022
Revenues
Sponsorships, net of activation costs	$673,475	$819,290
Event, rents and cost recoveries	908,312	337,393
Hotel revenues	1,538,646	949,841
Total revenues	3,120,433	2,106,524

Operating expenses
Operating expenses	13,673,716	7,666,609
Hotel operating expenses	1,459,203	1,153,112
Depreciation expense	2,553,360	3,242,285
Total operating expenses	17,686,279	12,062,006

Loss from operations	(14,565,846)	(9,955,482)

Other income (expense)
Interest expense, net	(3,632,637)	(1,213,541)
Amortization of discount on note payable	(855,891)	(1,355,974)
Change in fair value of warrant liability	(238,000)	4,750,000
Change in fair value of interest rate swap	(100,000)	-
Loss on extinguishment of debt	-	(148,472)
Total other (expense) income	(4,826,528)	2,032,013

Net loss	$(19,392,374)	$(7,923,469)

Series B preferred stock dividends	(266,000)	(266,000)
Non-controlling interest	48,577	77,372
Net loss attributable to HOFRE stockholders	$(19,609,797)	$(8,112,097)

Net loss per share – basic	$(3.48)	$(1.71)

Weighted average shares outstanding, basic and diluted	5,629,086	4,745,022

Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

Sponsorship Revenues

Sponsorship revenues totaled $673,475 for the three months ended March 31, 2023 as compared to $819,290 for the three months ended March 31, 2022, representing a decrease of $145,815, or 17.8%. This decrease was primarily driven by a change in our mix of sponsorship agreements.

Event, rents and cost recoveries

Revenue from event, rents and cost recoveries was $908,312 for the three months ended March 31, 2023 compared to $337,393 for the three months ended March 31, 2022, for an increase of $570,919, or 169.2%. This increase was primarily driven by an increase in events at the Center for Performance and Stadium, food commissions, rent from tenants in our Fan Engagement Zone and Center for Excellence as well as media revenue.

Hotel Revenues

Hotel revenue was $1,538,646 for the three months ended March 31, 2023 compared to $949,841 from the three months ended March 31, 2022 for an increase of $588,805, or 62%. This was driven by an increase in guest stays and conferences at the hotel.

Operating Expenses

Operating expense was $13,673,716 for the three months ended March 31, 2023 compared to $7,666,609 for the three months ended March 31, 2022, for an increase of $6,007,107, or 78.4%. This increase was primarily driven by a $2.5 million increase in payroll and related costs, $1.3 million in film costs (including related impairment), a $818,000 increase in real estate taxes, a $238,000 increase in advertising and marketing, and a $187,000 increase in show and event expenses.

Hotel Operating Expenses

Hotel operating expense was $1,459,203 for the three months ended March 31, 2023 compared to $1,153,112 for the three months ended March 31, 2022 for an increase of $306,091, or 26.5%. This increase was primarily driven by a $136,000 increase in hotel payroll and related costs, a $70,000 increase in food and beverage costs, and a $42,000 increase in franchise expenses.

Depreciation Expense

Depreciation expense was $2,553,360 for the three months ended March 31, 2023 compared to $3,242,285 for the three months ended March 31, 2022, for an decrease of $688,925, or 21.2%. The decrease in depreciation expense is primarily the result of certain large assets becoming fully depreciated in 2022.

Interest Expense

Total interest expense was $3,632,637 for the three months ended March 31, 2023 compared to $1,213,541 for the three months ended March 31, 2022, for a increase of $2,419,096, or 199.3%. The increase in total interest expense was primarily due to a decrease in the proportion of debt that is capitalized for ongoing construction projects.

Amortization of Debt Discount

Total amortization of debt discount was $855,891 for the three months ended March 31, 2023, compared to $1,355,974 for the three months ended March 31, 2022, for a decrease of $500,083, or 36.9%. The decrease is primarily due to the removal of discounts from IRG-related debt upon the modification of the debt in November 2022.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability represents a loss of $238,000 for the three months ended March 31, 2023 compared to a gain of $4,750,000 for the three months ended March 31, 2022, for a decrease of $4,988,000 or 105%. The decrease in change in fair value of warrant liability was due primarily to a decrease in our stock price.

Liquidity and Capital Resources

We have sustained recurring losses through March 31, 2023. Since inception, our operations have been funded principally through the issuance of debt and equity. As of March 31, 2023, we had approximately $7.4 million of unrestricted cash and $7.3 million of restricted cash, and $32.3 million of liquid investments held to maturity consisting primarily of U.S. Treasury securities. Through May 15, 2024, we have $58.6 million in debt principal payments coming due. For a fee of one percent of the principal, we may extend the maturity of up to $41.6 million principal of debt until March 31, 2025.

We expect that we will need to raise additional financing to accomplish our development plan over the next several years. We are seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that we will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm its financial condition and operating results, or we may not be able to continue to fund our ongoing operations. If management is unable to execute its planned debt and equity financing initiatives, these conditions raise substantial doubt about our ability to continue as a going concern to sustain operations for at least one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

Since inception, we have primarily used our available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Three Months Ended March 31,
	2023	2022
Cash (used in) provided by:
Operating Activities	$(11,542,932)	$2,567,693
Investing Activities	(24,679,007)	(19,739,267)
Financing Activities	17,406,477	12,536,770
Net decrease in cash and restricted cash	$(18,815,462)	$(4,634,804)

Cash Flows for the Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

Operating Activities

Net cash used in operating activities was $11,542,932 during the three months ended March 31, 2023, which consisted primarily of our net loss of $19,392,374, offset by non-cash depreciation expense of $2,553,360, amortization of note discounts of $855,891, payment-in-kind interest rolled into debt of $1,127,491, and stock-based compensation expense of $651,034. The changes in operating assets and liabilities consisted of an increase in accounts receivable of $888,740, an increase in prepaid expenses and other assets of $1,588,240, a decrease in accounts payable and accrued expenses of $875,060, a decrease in due to affiliates of $110,903, and an increase in other liabilities of $3,184,424.

Net cash provided by operating activities was $2,567,693 during the three months ended March 31, 2022. Net cash provided by operating activities was primarily driven by the Company’s net loss of $7,923,469, offset by non-cash depreciation expense of $3,242,285, amortization of note discounts of $1,355,974, payment-in-kind interest rolled into debt of $718,294, a loss on forgiveness of debt of $148,472, stock-based compensation expense of $1,316,195, and a change in fair value of warrant liability of $4,750,000. The changes in operating assets and liabilities consisted of a decrease in accounts receivable of $48,782, a decrease in prepaid expenses and other assets of $451,139, a decrease in accounts payable and accrued expenses of $4,588,788, an increase in due to affiliates of $1,776,606, and an increase in other liabilities of $1,623,200.

Investing Activities

Net cash used in investing activities was $24,679,007 during the three months ended March 31, 2023 which consisted of investments in treasury securities of $30,021,129, proceeds from treasury securities of $15,021,129, and investments in project development costs of $9,679,007.

Net cash used in investing activities was $19,739,267 during the three months ended March 31, 2022, which consisted of our project development costs.

Financing Activities

Net cash provided by financing activities was $17,406,477 during the three months ended March 31, 2023. This consisted primarily of $20,500,000 in proceeds from notes payable, offset by $312,431 in repayments of notes payable, $1,093,750 in payments of our sale leaseback arrangements and $1,537,342 in payment of financing costs.

Net cash provided by financing activities was $12,536,770 during the three months ended March 31, 2022. This consisted primarily of $1,817,603 in proceeds from notes payable and $12,531,505 of proceeds from equity raises under our ATM, offset by $1,508,437 in repayments of notes payable, and $153,901 in payment of financing costs.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

Based on their evaluation as of March 31, 2023, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

During the normal course of its business, the Company is subject to occasional legal proceedings and claims. The Company does not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition, or cash flows.

Item 1A. Risk factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2022, except as follows:

Our business plan requires additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.

As of March 31, 2023, we had approximately $7.4 million of unrestricted cash and $7.3 million of restricted cash, and $32.3 million of liquid investments held to maturity consisting primarily of U.S. Treasury securities. Through May 15, 2024, we have $58.6 million in debt principal payments coming due. For a fee of one percent of the principal, the Company may extend the maturity of up to $41.6 million principal of debt until March 31, 2025.

While our strategy assumes that we will receive sufficient capital to have sufficient working capital, we currently do not have available cash and cash flows from operations to provide us with adequate liquidity for the near-term or foreseeable future. Our current projected liabilities exceed our current cash projections and we have very limited cash flow from current operations. We therefore will require additional capital and/or cash flow from future operations to fund the Company, our debt service obligations and our ongoing business. There is no assurance that we will be able to raise sufficient additional capital or generate sufficient future cash flow from our future operations to fund the Hall of Fame Village, our debt service obligations or our ongoing business. If the amount of capital we are able to raise, together with any income from future operations, is not sufficient to satisfy our liquidity and capital needs, including funding our current debt obligations, we may be required to abandon or alter our plans for the Company. The Company may have to raise additional capital through the equity market, which could result in substantial dilution to existing stockholders. If management is unable to execute its planned debt and equity financing initiatives, these conditions raise substantial doubt about our ability to continue to sustain operations for at least one year from the issuance of our condensed consolidated financial statements for the quarter ended March 31, 2023 included in this quarterly report on Form 10-Q.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

4.1	Second Amended and Restated Series C Warrant (No. 2020 W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.2	Second Amended and Restated Series D Warrant (Series D No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.3	Amended and Restated Series E Warrant (Series E No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.4	Amended and Restated Series E Warrant (Series E No. W-2), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.5	Amended and Restated Series F Warrant (Series F No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to JKP Financial, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.6	Amended and Restated Series F Warrant (Series F No. W-2), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to JKP Financial, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.7	Amended and Restated Series G Warrant, dated as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.1	Backup Joinder and First Amended and Restated Secured Cognovit Promissory Note, effective as of November 7, 2022, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, as makers, and JKP Financial, LLC, as holder (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.2	Amendment Number 8 to Term Loan Agreement, effective as of November 7, 2022, by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC, as borrower, in favor of CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.3	Joinder and Second Amended and Restated Secured COGNOVIT Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC to IRG, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.4	Joinder and Second Amended and Restated Secured COGNOVIT Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC to JKP Financial, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.5	Backup Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, and HOF Village Youth Fields, LLC to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)

10.6	Joinder and First Amended and Restated Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, and HOF Village Youth Fields, LLC to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.7	Cooperative Tax Increment Financing Agreement, dated as of February 1, 2023, among Stark County Port Authority, the City of Canton, Ohio, Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, and is joined by HOF Village Stadium, LLC, HOF Village Youth Fields, LLC, HOF Village Center for Excellence, LLC, HOF Village Center for Performance, LLC, HOF Village Retail I, LLC, and HOF Village Retail II, LLC (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K (File No. 001-38363) filed with the Commission on March 27, 2023)
10.8	Maintenance and Management Agreement (Stark Port Public Roadway), dated as of February 1, 2023, by and between the Stark County Port Authority and HOF Village Newco, LLC, and is joined by Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.72 of the Company’s Annual Report on Form 10-K (File No. 001-38363) filed with the Commission on March 27, 2023)
10.9	Minimum Payment Guaranty, dated as of February 2, 2023, by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, to the Stark County Port Authority and The Huntington National Bank (incorporated by reference to Exhibit 10.73 of the Company’s Annual Report on Form 10-K (File No. 001-38363) filed with the Commission on March 27, 2023)
10.10	Shortfall Payment Guaranty, dated as of February 2, 2023, by Stuart Lichter, as trustee of The Stuart Lichter Trust U/T/D dated November 13, 2011, and Stuart Lichter to the Stark County Port Authority and The Huntington National Bank (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K (File No. 001-38363) filed with the Commission on March 27, 2023)
10.11	Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-270572) filed with the Commission on March 15, 2023)
10.12	Form of Restricted Stock Unit Award under Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-270572) filed with the Commission on March 15, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: May 15, 2023	By:	/s/ Michael Crawford
Michael Crawford
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Benjamin Lee
Benjamin Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)