Form 10-Q
period 2023-06-30
Hall of Fame Resort & Entertainment Co
filed 2023-08-10
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

As of August 8, 2023, there were 5,671,676 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash	$9,307,494	$26,016,547
Restricted cash	7,543,499	7,499,835
Investments held to maturity	12,359,877	17,033,515
Investments available for sale	5,751,000	4,067,754
Accounts receivable, net	2,640,961	1,811,143
Prepaid expenses and other assets	3,338,375	3,340,342
Property and equipment, net	370,936,371	248,826,853
Right-of-use lease assets	7,471,745	7,562,048
Project development costs	31,779,847	140,138,924
Total assets	$451,129,169	$456,296,961

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$195,270,837	$171,315,860
Accounts payable and accrued expenses	16,089,531	17,575,683
Due to affiliate	399,318	855,485
Warrant liability	1,372,000	911,000
Financing liability	61,299,829	60,087,907
Derivative liability - interest rate swap	240,000	200,000
Operating lease liability	3,422,174	3,413,210
Other liabilities	13,218,842	10,679,704
Total liabilities	291,312,531	265,038,849

Commitments and contingencies (Note 6, 7, and 8)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,917,000 shares authorized; no shares issued or outstanding at June 30, 2023 and December 31, 2022	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 200 shares issued and outstanding at June 30, 2023 and December 31, 2022; liquidation preference of $222,011 as of June 30, 2023	-	-
Series C convertible preferred stock, $0.0001 par value; 15,000 shares designated; 15,000 shares issued and outstanding at June 30, 2023 and December 31, 2022; liquidation preference of $15,707,500 as of June 30, 2023	2	2
Common stock, $0.0001 par value; 300,000,000 shares authorized; 5,667,446 and 5,604,869 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	566	560
Additional paid-in capital	340,814,772	339,038,466
Accumulated deficit	(180,061,757)	(146,898,343)
Total equity attributable to HOFRE	160,753,583	192,140,685
Non-controlling interest	(936,945)	(882,573)
Total equity	159,816,638	191,258,112
Total liabilities and stockholders’ equity	$451,129,169	$456,296,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues
Sponsorships, net of activation costs	$691,236	$452,772	$1,364,711	$1,272,062
Event, rents and other revenues	3,410,010	668,863	4,318,322	1,006,256
Hotel revenues	2,026,031	1,563,900	3,564,677	2,513,741
Total revenues	6,127,277	2,685,535	9,247,710	4,792,059

Operating expenses
Operating expenses	10,693,853	7,316,113	24,367,569	14,982,722
Hotel operating expenses	1,587,620	1,316,150	3,046,823	2,469,262
Depreciation expense	3,373,076	3,527,581	5,926,436	6,769,866
Total operating expenses	15,654,549	12,159,844	33,340,828	24,221,850

Loss from operations	(9,527,272)	(9,474,309)	(24,093,118)	(19,429,791)

Other income (expense)
Interest expense, net	(4,404,146)	(921,392)	(8,036,783)	(2,134,933)
Amortization of discount on note payable	(882,240)	(1,122,324)	(1,738,131)	(2,478,298)
Change in fair value of warrant liability	(223,000)	2,423,000	(461,000)	7,173,000
Change in fair value of interest rate swap	60,000	-	(40,000)	-
Change in fair value of securities available for sale	1,683,246	-	1,683,246	-
Loss on extinguishment of debt	-	-	-	(148,472)
Total other (expense) income	(3,766,140)	379,284	(8,592,668)	2,411,297

Net loss	$(13,293,412)	$(9,095,025)	$(32,685,786)	$(17,018,494)

Preferred stock dividends	(266,000)	(266,000)	(532,000)	(532,000)
Loss attributable to non-controlling interest	5,795	158,592	54,372	235,964

Net loss attributable to HOFRE stockholders	$(13,553,617)	$(9,202,433)	$(33,163,414)	$(17,314,530)

Net loss per share, basic and diluted	$(2.39)	$(1.78)	$(5.88)	$(3.49)

Weighted average shares outstanding, basic and diluted	5,660,385	5,183,035	5,644,822	4,964,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(unaudited)

	Series B Convertible Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Interest	Equity

Balance as of January 1, 2023	200	$-	15,000	$2	5,604,869	$560	$339,038,466	$(146,898,343)	$192,140,685	$(882,573)	$191,258,112

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	651,034	-	651,034	-	651,034
Issuance of restricted stock awards	-	-	-	-	6,207	1	(1)	-	-	-	-
Vesting of restricted stock units	-	-	-	-	46,255	5	(5)	-	-	-	-
Cancellation of fractional shares	-	-	-	-	(10,433)	(1)	1	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(19,343,797)	(19,343,797)	(48,577)	(19,392,374)

Balance as of March 31, 2023	200	$-	15,000	$2	5,646,898	$565	$339,689,495	$(166,508,140)	$173,181,922	$(931,150)	$172,250,772

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,086,017	-	1,086,017	-	1,086,017
Issuance of restricted stock awards	-	-	-	-	4,881	-	-	-	-	-	-
Vesting of restricted stock units	-	-	-	-	10,789	1	(1)	-	-	-	-
Sale of shares under ATM	-	-	-	-	4,878	-	39,261	-	39,261	-	39,261
Preferred stock dividends	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(13,287,617)	(13,287,617)	(5,795)	(13,293,412)

Balance as of June 30, 2023	200	$-	15,000	$2	5,667,446	$566	$340,814,772	$(180,061,757)	$160,753,583	$(936,945)	$159,816,638

Balance as of January 1, 2022	15,200	$2	-	$-	4,434,662	$443	$305,126,404	$(99,951,839)	$205,175,010	$(596,766)	$204,578,244

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,287,695	-	1,287,695	-	1,287,695
Stock-based compensation - common stock awards	-	-	-	-	1,136	-	28,500	-	28,500	-	28,500
Issuance of restricted stock awards	-	-	-	-	6,953	1	(1)	-	-	-	-
Vesting of restricted stock units	-	-	-	-	24,503	2	(2)	-	-	-	-
Sale of shares under ATM	-	-	-	-	571,908	57	14,234,875	-	14,234,932	-	14,234,932
Shares issued in connection with amendment of notes payable	-	-	-	-	39,091	4	803,057	-	803,061	-	803,061
Warrants issued in connection with amendment of notes payable	-	-	-	-	-	-	1,088,515	-	1,088,515	-	1,088,515
Modification of Series C and Series D warrants	-	-	-	-	-	-	3,736,000	-	3,736,000	-	3,736,000
Series B preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Exchange of Series B preferred stock for Series C preferred stock	(15,000)	(2)	15,000	2	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(7,846,097)	(7,846,097)	(77,372)	(7,923,469)

Balance as of March 31, 2022	200	$-	15,000	$2	5,078,253	$507	$326,305,043	$(108,063,936)	$218,241,616	$(674,138)	$217,567,478

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,254,724	-	1,254,724	-	1,254,724
Issuance of restricted stock awards	-	-	-	-	2,009	-	-	-	-	-	-
Vesting of restricted stock units	-	-	-	-	105	-	-	-	-	-	-
Shares issued in connection with issuance of notes payable	-	-	-	-	5,682	1	75,418	-	75,419	-	75,419
Warrants issued in connection with issuance of notes payable	-	-	-	-	-	-	18,709	-	18,709	-	18,709
Sale of shares under ATM	-	-	-	-	256,040	26	3,748,256	-	3,748,282	-	3,748,282
Preferred stock dividends	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(8,936,433)	(8,936,433)	(158,592)	(9,095,025)

Balance as of June 30, 2022	200	$-	15,000	$2	5,342,089	$534	$331,402,150	$(117,266,369)	$214,136,317	$(832,730)	$213,303,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(32,685,786)	$(17,018,494)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	5,926,436	6,769,866
Amortization of note discounts	1,738,131	2,478,298
Accretion of financing liability	3,399,422	-
Impairment of film costs	1,145,000	-
Interest income on investments held to maturity	(508,610)	-
Interest paid in kind	2,282,040	1,681,722
Loss on extinguishment of debt	-	148,472
Change in fair value of interest rate swap	40,000	-
Change in fair value of warrant liability	461,000	(7,173,000)
Change in fair value of securities available for sale	(1,683,246)	-
Stock-based compensation expense	1,737,051	2,570,919
Non-cash operating lease expense	258,416	90,876
Changes in operating assets and liabilities:
Accounts receivable	(829,818)	(370,525)
Prepaid expenses and other assets	(1,143,033)	1,430,448
Accounts payable and accrued expenses	(1,743,958)	8,196,272
Operating leases	(159,149)	9,215
Due to affiliates	(456,167)	1,777,542
Other liabilities	2,539,138	4,830,587
Net cash (used in) provided by operating activities	(19,683,133)	5,422,198

Cash Flows From Investing Activities
Investments in securities held to maturity	(64,606,946)	-
Proceeds from securities held to maturity	69,815,000	-
Additions to project development costs and property and equipment	(19,676,877)	(40,022,805)
Net cash used in investing activities	(14,468,823)	(40,022,805)

Cash Flows From Financing Activities
Proceeds from notes payable	22,270,339	20,714,311
Repayments of notes payable	(783,191)	(3,144,677)
Payment of financing costs	(1,552,342)	(210,032)
Payment on financing liability	(2,187,500)	-
Payment of Series B dividends	(300,000)	(300,000)
Proceeds from sale of common stock under ATM	39,261	17,983,214
Net cash provided by financing activities	17,486,567	35,042,816

Net decrease in cash and restricted cash	(16,665,389)	442,209

Cash and restricted cash, beginning of year	33,516,382	17,388,040

Cash and restricted cash, end of period	$16,850,993	$17,830,249

Cash	$9,307,494	$10,615,810
Restricted Cash	7,543,499	7,214,439
Total cash and restricted cash	$16,850,993	$17,830,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,644,324	$3,520,404
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$-	$4,539,444
Amendment of Series C warrant liability for equity classification	$-	$3,336,000
Amendment of Series C and D warrants	$-	$400,000
Initial value of right of use asset upon adoption of ASC 842	$-	$7,741,955
Accrued Series B preferred stock dividends	$232,000	$232,000
Shares issued in connection with amendment of notes payable	$-	$803,061
Warrants issued in connection with amendment of notes payable	$-	$1,088,515
Amounts due to affiliate exchanged for notes payable	$-	$850,000
Shares issued in connection with issuance of notes payable	$-	$75,419
Warrants issued in connection with issuance of notes payable	$-	$18,709

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization, Nature of Business, and Liquidity (continued)

Liquidity and Going Concern

The Company has sustained recurring losses through June 30, 2023 and the Company’s accumulated deficit was $180,061,757 as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of June 30, 2023, the Company had approximately $9.3 million of unrestricted cash, $7.5 million of restricted cash, and $12.4 million of liquid investments held to maturity, consisting of U.S. treasury securities. The Company has approximately $59.3 million of debt coming due through August 10, 2024. The Company may extend the maturity of up to $42.1 million principal of debt until March 31, 2025 for a fee of one percent of the outstanding principal. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern.

The Company has entered into the following financing transactions. See Note 4 for more information on these transactions.

In January 2023, the Company sold 2,400 shares of the Company’s 7.00% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share for an aggregate purchase price of $2,400,000.

On February 2, 2023, the Company received proceeds from the issuance by Stark County Port Authority of $18,100,000 principal amount Tax Increment Financing Revenue Bonds, Series 2023.

On May 2, 2023, the Company issued 800 shares of the Company’s 7.00% Series A Cumulative Redeemable Preferred Stock at a price of $1,000 per share for an aggregate purchase price of $800,000.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022, filed on March 27, 2023. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2023.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions for the Company relate to bad debt, depreciation, costs capitalized to project development costs, useful lives of long-lived assets, potential impairment, accounting for debt modifications and extinguishments, stock-based compensation, and fair value of financial instruments (including the fair value of the Company’s warrant liability). Management adjusts such estimates when facts and circumstances dictate. Actual results could differ from those estimates.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2023 and December 31, 2022, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances as of June 30, 2023 and December 31, 2022 were $7,543,499 and $7,499,835, respectively.

Investments

The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All marketable equity and debt securities held by the Company are accounted for under ASC Topic 320, “Investments – Debt and Equity Securities.” As of June 30, 2023 and December 31, 2022, the Company held $12,359,877 and $17,033,515, respectively in securities to be held to maturity consisting of U.S government securities carried at amortized cost. The Company recognizes interest income on these securities ratably over their term utilizing the interest method.

As of June 30, 2023 and December 31, 2022, the Company also had $5,751,000 and $4,067,754, respectively in securities available for sale, which are marked to market value at each reporting period.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable are generally amounts due under sponsorship and other agreements. Accounts receivable are reviewed for delinquencies on a case-by-case basis and are considered delinquent when the sponsor or customer has missed a scheduled payment. Interest is not charged on delinquencies.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2023 and December 31, 2022, the Company has recorded an allowance for credit losses of $7,911,440 and $5,575,700, respectively.

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

The Company generates revenues from various streams such as sponsorship agreements, rents, events, and hotel and restaurant operations. The sponsorship arrangements, in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time, recognize revenue on a straight-line basis over the time period specified in the contract. The excess of amounts contractually due over the amounts of sponsorship revenue recognized are included in other liabilities on the accompanying condensed consolidated balance sheets. Contractually due but unpaid sponsorship revenue are included in accounts receivable on the accompanying condensed consolidated balance sheets. Refer to Note 6 for more details. Revenue for short-term rentals, and events are recognized at the time the respective event or service has been performed. Rental revenue for long term leases is recorded on a straight-line basis over the term of the lease beginning on the commencement date.

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

Restaurant revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2023 and December 31, 2022, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses on the Company’s condensed consolidated statements of operations. There were no amounts incurred for penalties and interest for the three and six months ended June 30, 2023 and 2022. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2019 through 2022 remain subject to examination.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Film and Media Costs

The Company capitalizes all costs to develop films and related media as an asset, included in “project development costs” on the Company’s condensed consolidated balance sheets. The costs for each film or media will be expensed over the expected release period. During the three months ended June 30, 2023 the Company recorded $0 and in film and media costs. During the six months ended June 30, 2023 and 2022, the Company recorded $1,305,000 and $0 in film and media costs, respectively, including impairment of $1,145,000 and $0, respectively, as the Company does not anticipate recovering these costs. The impairment in Film and Media Costs is included in operating expenses on the Company’s condensed consolidated statements of operations.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

The Company uses the fair value hierarchy to measure the fair value of its warrant liabilities, investments available for sale and interest rate swaps. The Company revalues its financial instruments at every reporting period. The Company recognizes gains or losses on the change in fair value of the warrant liabilities as “change in fair value of warrant liability” in the condensed consolidated statements of operations. The Company recognizes gains or losses on the change in fair value of the investments available for sale as “change in fair value of investments available for sale” in the condensed consolidated statements of operations. The Company recognizes gains or losses on the change in fair value of the interest rate swap as “change in fair value of interest rate swap” in the condensed consolidated statements of operations.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheets as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2023	2022
Warrant liabilities – Public Series A Warrants	1	$844,000	$748,000
Warrant liabilities – Private Series A Warrants	3	10,000	-
Warrant liabilities – Series B Warrants	3	518,000	163,000
Fair value of aggregate warrant liabilities		$1,372,000	$911,000

Fair value of interest rate swap liability	2	$240,000	$200,000

Investments available for sale	3	$5,751,000	$4,067,754

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Total Warrant Liability
Fair value as of December 31, 2022	$748,000	$-	$163,000	$911,000

Change in fair value	96,000	10,000	355,000	461,000

Fair value as of June 30, 2023	$844,000	$10,000	$518,000	$1,372,000

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023		December 31, 2022
	Private Series A Warrants	Series B Warrants	Private Series A Warrants	Series B Warrants
Term (years)	2.0	2.4	2.5	2.9
Stock price	$10.45	$10.45	$8.06	$8.06
Exercise price	$253.11	$30.81	$253.11	$30.81
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	77.47%	91.34%	52.27%	63.86%
Risk free interest rate	4.49%	4.49%	4.22%	4.22%
Number of shares	95,576	170,862	95,576	170,862

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

For the three and six months ended June 30, 2023 and 2022, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive and the calculations are presented on the accompanying condensed consolidated statements of operations.

As of June 30, 2023 and 2022, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Three and Six Months Ended June 30,
	2023	2022
Warrants to purchase shares of Common Stock	2,003,649	2,006,243
Unvested restricted stock awards	-	10,847
Unvested restricted stock units to be settled in shares of Common Stock	163,922	133,145
Shares of Common Stock issuable upon conversion of convertible notes	3,477,322	1,094,942
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	2,971	2,971
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	454,545	454,545
Total potentially dilutive securities	6,102,409	3,702,693

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3: Property and Equipment

Property and equipment consists of the following:

	Useful Life	June 30, 2023	December 31, 2022
Land		$27,724,961	$12,414,473
Land improvements	25 years	52,849,615	51,808,296
Building and improvements	15 to 39 years	345,620,875	239,068,974
Equipment	5 to 10 years	12,344,492	7,212,246
Property and equipment, gross		438,539,943	310,503,989

Less: accumulated depreciation		(67,603,572)	(61,677,136)
Property and equipment, net		$370,936,371	$248,826,853

Project development costs		$31,779,847	$140,138,924

For the three months ended June 30, 2023 and 2022, the Company recorded depreciation expense of $3,373,076 and $3,527,581, respectively, and for the six months ended June 30, 2023 and 2022, of $5,926,436 and 6,769,866, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred $19,676,877 and $40,022,805 of capitalized project development costs, respectively.

For the six months ended June 30, 2023 and 2022, the Company transferred $127,045,169 and $0 from Project development costs to Property and Equipment, respectively.

Included in project development costs are film development costs of $200,000 and $982,000 as of June 30, 2023 and December 31, 2022, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net

Notes payable, net consisted of the following at June 30, 2023(1):

		Debt discount and deferred financing		Interest Rate		Maturity
	Gross	costs	Net	Stated	Effective	Date
Preferred equity loan(2)	$6,800,000	$-	$6,800,000	7.00%	7.00%	Various
City of Canton Loan(3)	3,425,000	(4,749)	3,420,251	0.50%	0.53%	7/1/2027
New Market/SCF	2,999,989	-	2,999,989	4.00%	4.00%	12/30/2024
JKP Capital Loan(5)(6)	9,367,890	-	9,367,890	12.50%	12.50%	3/31/2024
MKG DoubleTree Loan(7)	15,300,000	-	15,300,000	10.00%	10.00%	9/13/2023
Convertible PIPE Notes	27,868,206	(6,452,215)	21,415,991	10.00%	24.40%	3/31/2025
Canton Cooperative Agreement	2,570,000	(164,861)	2,405,139	3.85%	5.35%	5/15/2040
CH Capital Loan(5)(6)(8)	9,048,146	-	9,048,146	12.50%	12.50%	3/31/2024
Constellation EME #2(4)	3,049,642	-	3,049,642	5.93%	5.93%	4/30/2026
IRG Split Note(5)(6)(9)	4,400,702	-	4,400,702	12.50%	12.50%	3/31/2024
JKP Split Note(5)(6)(9)	4,400,702	-	4,400,702	12.50%	12.50%	3/31/2024
ErieBank Loan	19,888,626	(503,601)	19,385,025	9.25%	9.49%	12/15/2034
PACE Equity Loan	8,104,871	(270,576)	7,834,295	6.05%	6.18%	7/31/2047
PACE Equity CFP	2,984,572	(26,252)	2,958,320	6.05%	6.10%	7/31/2046
CFP Loan(6)(10)	4,119,019	-	4,119,019	12.50%	12.50%	3/31/2024
Stark County Community Foundation	5,000,000	-	5,000,000	6.00%	6.00%	5/31/2029
CH Capital Bridge Loan(6)	10,724,551	-	10,724,551	12.50%	12.50%	3/31/2024
Stadium PACE Loan	33,387,844	(4,042,020)	29,345,824	6.00%	6.51%	1/1/2049
Stark County Infrastructure Loan	5,000,000	-	5,000,000	6.00%	6.00%	8/31/2029
City of Canton Infrastructure Loan	5,000,000	(10,820)	4,989,180	6.00%	6.04%	6/30/2029
TDD Bonds	7,425,000	(661,989)	6,763,011	5.41%	5.78%	12/1/2046
TIF(11)	18,100,000	(1,556,840)	16,543,160	6.375%	6.71%	12/30/2048
Total	$208,964,760	$(13,693,923)	$195,270,837

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Notes payable, net consisted of the following at December 31, 2022:

	Gross	Debt discount and deferred financing costs	Net
Preferred equity loan(2)	$3,600,000	$-	$3,600,000
City of Canton Loan(3)	3,450,000	(5,333)	3,444,667
New Market/SCF	2,999,989	-	2,999,989
JKP Capital loan(5)(6)	9,158,711	-	9,158,711
MKG DoubleTree Loan(7)	15,300,000	-	15,300,000
Convertible PIPE Notes	26,525,360	(8,097,564)	18,427,796
Canton Cooperative Agreement	2,620,000	(168,254)	2,451,746
CH Capital Loan(5)(6)(8)	8,846,106	-	8,846,106
Constellation EME #2(4)	3,536,738	-	3,536,738
IRG Split Note(5)(6)(9)	4,302,437	-	4,302,437
JKP Split Note (5)(6)(9)	4,302,437	-	4,302,437
ErieBank Loan	19,465,282	(536,106)	18,929,176
PACE Equity Loan	8,250,966	(273,031)	7,977,935
PACE Equity CFP	2,437,578	(27,586)	2,409,992
CFP Loan(6)(10)	4,027,045	-	4,027,045
Stark County Community Foundation	5,000,000	-	5,000,000
CH Capital Bridge Loan(6)	10,485,079	-	10,485,079
Stadium PACE Loan	33,387,844	(4,091,382)	29,296,462
Stark County Infrastructure Loan	5,000,000	-	5,000,000
City of Canton Infrastructure Loan	5,000,000	(11,572)	4,988,428
TDD Bonds	7,500,000	(668,884)	6,831,116
Total	$185,195,572	$(13,879,712)	$171,315,860

During the three months ended June 30, 2023 and 2022, the Company recorded amortization of note discounts of $882,240 and $1,122,324, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded amortization of note discounts of $1,738,131 and $2,478,298, respectively.

During the six months ended June 30, 2023 and 2022, the Company recorded paid-in-kind interest of $2,282,040 and $1,681,722, respectively.

See below footnotes for the Company’s notes payable:

(1)	The Company’s notes payable are subject to certain customary financial and non-financial covenants. As of June 30, 2023 and December 31, 2022 the Company was in compliance with all of its notes payable covenants. Many of the Company’s notes payable are secured by the Company’s developed and undeveloped land and other assets.

(2)	The Company had 3,600 and 1,800 shares of Series A Preferred Stock outstanding and 52,800 and 52,800 shares of Series A Preferred Stock authorized as of June 30, 2023 and December 31, 2022, respectively. The Series A Preferred Stock is required to be redeemed for cash after five years from the date of issuance.

(3)	The Company has the option to extend the loan’s maturity date for three years, to July 1, 2030, if the Company meets certain criteria in terms of the hotel occupancy level and maintaining certain financial ratios.

(4)	The Company also has a sponsorship agreement with Constellation New Energy, Inc., the lender of the Constellation EME #2 note.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

(5)	On March 1, 2022, the Company entered into amendments to certain of its IRG and IRG-affiliated notes payable. See discussion below for the accounting and assumptions used in the transactions.

(6)	On November 7, 2022, the Company entered into amendments to certain of its IRG and IRG-affiliated notes payable. See discussion below for the accounting and assumptions used in the transactions.

(7)	On March 1, 2022, HOF Village Hotel II, LLC, a subsidiary of the Company, entered into an amendment to the MKG DoubleTree Loan with the Company’s director, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender, which extended the maturity to September 13, 2023. The Company accounted for this amendment as a modification, and expensed approximately $38,000 in loan modification costs. The Company is currently in the process of refinancing this loan prior to its maturity date.

(8)	On March 1, 2022, CH Capital Lending purchased and acquired, the Company’s $7.4 million Aquarian Mortgage Loan (as thereafter amended and acquired by CH Capital Lending, the “CH Capital Loan”).

(9)	On March 1, 2022, pursuant to an Assignment of Promissory Note, dated March 1, 2022, IRG assigned (a) a one-half (½) interest in the IRG Note to IRG (the “IRG Split Note”) and (b) a one-half (½) interest in the IRG Note to JKP (the “JKP Split Note”). See “IRG Split Note” and “JKP Split Note”, below.

(10)	See “CFP Loan”, below, for a description of the loan along with the valuation assumptions used to value the warrants issued in connection with the loan.

(11)	See “TIF Loan”, below, for a description of the loan.

Accrued Interest on Notes Payable

As of June 30, 2023 and December 31, 2022, accrued interest on notes payable, were as follows:

	June 30, 2023	December 31, 2022
Preferred equity loan	$131,931	$64,575
City of Canton Loan	1,586	1,555
New Market/SCF	60,333	-
MKG DoubleTree Loan	273,594	121,656
Canton Cooperative Agreement	57,739	48,708
CH Capital Loan	60,036	55,328
IRG Split Note	28,490	28,490
JKP Split Note	35,138	35,138
ErieBank Loan	163,222	140,394
PACE Equity Loan	211,615	213,842
CFP Loan	5,245	5,245
Stark County Community Foundation	150,834	-
CH Capital Bridge Loan	-	70,659
Stadium PACE Loan	166,939	166,939
TDD Bonds	13,533	13,533
TIF	-	-
Total	$1,360,235	$966,062

The amounts above were included in “accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheets.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

TIF Loan (continued)

The 2023 Bonds will be repaid by the Port Authority from statutory service payments in lieu of taxes paid by the Company in connection with the Company’s Tom Benson Hall of Fame Stadium, ForeverLawn Sports Complex, Constellation Center for Excellence, Center for Performance, Retail I property, Retail II property, Play Action Plaza and an interior private roadway, net of the portion payable to Canton City School District and Plain Local School District and net of administrative fees of Stark County and the City of Canton, and from minimum service payments levied against those parcels excluding the Stadium and Sports Complex. Net statutory service payments are assigned by the City of Canton to the Port Authority for payment of the 2023 Bonds pursuant to a Cooperative Agreement among the Port Authority, City of Canton, the Company and Newco, and then pledged by the Port Authority to the 2023 Bond Trustee for payment of the 2023 Bonds pursuant to a Trust Indenture between the Port Authority and the 2023 Bond Trustee. Minimum service payments are a lien on the parcels under certain TIF declarations and supplements thereto, and are paid by the Company to the 2023 Bond Trustee.

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

(c)	Provide a $28 million financing commitment for the Company’s Hilton Tapestry Hotel

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

(b)	Increase interest rate on all IRG loans to 12.5% per annum

(c)	Make all IRG loans convertible at $12.77 per share

(d)	Modify the Series C through Series G Warrants to be exercisable at $12.77 per share

In the IRG Letter Agreement, IRG and the Company agreed to comply with all federal and state securities laws and Nasdaq listing rules and to insert “blocker” provisions for the above-described re-pricing of the warrants and the conversion provisions, such that the total cumulative number of shares of Common Stock that may be issued to IRG and its affiliated and related parties pursuant to the IRG Letter Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following approval of the Company’s stockholders. In addition, the provisions of the IRG Letter Agreement are limited by Nasdaq Listing Rule 5635(c), subject to approval of the Company’s stockholders. On June 7, 2023, the stockholders of the Company approved (i) issuance of shares of Common Stock in excess of the Nasdaq 19.99% Cap to IRG Affiliate Lenders with respect to transactions described in the IRG Letter Agreement; and (ii) the issuance to an entity wholly owned by a director of additional shares of Common Stock issuable upon the conversion of certain convertible debt and the exercise of certain warrants described in the IRG Letter Agreement.

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

As of June 30, 2023, the Company has not drawn under the loan agreement.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of June 30, 2023 are as follows:

For the years ending December 31,	Amount
2023 (six months)	$15,961,612
2024	47,393,467
2025	32,220,218
2026	3,628,667
2027	7,465,957
Thereafter	102,294,839
Total Gross Principal Payments	$208,964,760

Less: Debt discount and deferred financing costs	(13,693,923)

Total Net Principal Payments	$195,270,837

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

2020 Omnibus Incentive Plan

On July 1, 2020, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 82,397 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by 181,818 the number of shares of Common Stock, that will be available for issuance under the 2020 Omnibus Incentive Plan. On June 7, 2023, the Company’s stockholders further approved an amendment to increase by 275,000 the number of shares available under the 2020 Omnibus Incentive Plan. As of June 30, 2023, 272,264 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Equity Distribution Agreement

On September 30, 2021, the Company entered into an Equity Distribution Agreement with Wedbush Securities Inc. and Maxim Group LLC with respect to an at-the-market offering program under which the Company may, from time to time, offer and sell shares of the Company’s Common Stock having an aggregate offering price of up to $50 million. From January 1 through June 30, 2023, there were 4,878 shares sold. The remaining availability under the Equity Distribution Agreement as of June 30, 2023 was approximately $25.9 million.

Issuance of Restricted Stock Awards

The Company’s activity in restricted Common Stock was as follows for the six months ended June 30, 2023:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2023	-		$-
Granted	11,088		$8.16
Vested	(11,088)		$8.16
Non–vested at June 30, 2023	-	$

For the three months ended June 30, 2023 and 2022, stock-based compensation related to restricted stock awards was $46,272 and $720,703, respectively. For the six months ended June 30, 2023 and 2022, stock-based compensation related to restricted stock awards was $96,929 and $1,453,460, respectively. Stock-based compensation related to restricted stock awards was included as a component of “Operating expenses” in the condensed consolidated statements of operations. As of June 30, 2023, unamortized stock-based compensation costs related to restricted share arrangements were $0.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Units

During the six months ended June 30, 2023, the Company granted an aggregate of 108,571 Restricted Stock Units (“RSUs”) to its employees and directors, of which 102,539 were granted under the 2020 Omnibus Incentive Plan and 6,032 were granted as inducement awards. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which approximated $14.17 per share for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

The Company’s activity in RSUs was as follows for the six months ended June 30, 2023:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2023	134,799	$28.74
Granted	108,571	$14.17
Vested	(70,797)	$27.31
Forfeited	(8,651)	$14.80
Non–vested at June 30, 2023	163,922	$20.44

For the three months ended June 30, 2023 and 2022, the Company recorded $742,665 and $586,547, respectively, in stock-based compensation expense related to restricted stock units. For the six months ended June 30, 2023 and 2022, the Company recorded $1,343,041 and $1,088,959, respectively, in stock-based compensation expense related to restricted stock units. Stock-based compensation expense is a component of “Operating expenses” in the condensed consolidated statements of operations. As of June 30, 2023, unamortized stock-based compensation costs related to restricted stock units were $5,327,159 and will be recognized over a weighted average period of 1.57 years.

Warrants

The Company’s warrant activity was as follows for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2023	2,003,649	$149.09	2.86	$-
Outstanding – June 30, 2023	2,003,649	$149.09	2.36	$-
Exercisable – June 30, 2023	2,003,649	$149.09	2.36	$-

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

7.00% Series A Cumulative Redeemable Preferred Stock

On January 12, 2023, the Company issued to ADC LCR Hall of Fame Manager II, LLC (the “Series A Preferred Investor”) 1,600 shares of the Company’s 7.00% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a price of $1,000 per share for an aggregate purchase price of $1,600,000. On January 23, 2023, the Company issued to the Series A Preferred Investor 800 additional shares of the Company’s Series A Preferred Stock at a price of $1,000 per share for an aggregate purchase price of $800,000. Additionally, on May 2, 2023, the Company issued to the Series A Preferred Investor 800 shares of the Company’s 7.00% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a price of $1,000 per share for an aggregate purchase price of $800,000. The Company paid the Series A Preferred Investor an origination fee of 2% of the aggregate purchase price for each issuance. The issuance and sale of the shares to the Series A Preferred Investor is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Series A Preferred Stock is not convertible into Common Stock. The Series A Preferred Investor has represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the shares are being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

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

The Company is pursuing dispute resolution pursuant to the terms of the Naming Rights Agreement to simultaneously defend against JCI’s allegations and pursue its own claims. The Company anticipates that resolution of the dispute regarding the Naming Rights Agreement will include the TAAS Agreement. The parties participated in mediation in November 2022, but were unable to reach a resolution. On January 24, 2023, Newco filed a demand for arbitration, asserting claims against JCI for breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment. On February 16, 2023, JCI filed its response, generally denying Newco’s allegations and asserting counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On March 9, 2023, Newco filed its response to JCI’s counterclaims, generally denying JCI’s allegations. A panel of three arbitrators has been constituted to hear and determine the dispute. The Company presently anticipates that the arbitration hearing will be held during the fourth quarter of 2023 in Ohio. The ultimate outcome of this dispute cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying condensed consolidated financial statements. During the year ended December 31, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of June 30, 2023 and December 31, 2022 in the amount of $7,187,500 and $4,812,500, respectively. The balances due under the Naming Rights Agreement as of June 30, 2023 and December 31, 2022 amounted to $8,697,917 and $6,635,417 respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Other Sponsorship Revenue

The Company has additional revenue primarily from sponsorship programs that provide its sponsors with strategic opportunities to reach customers through our venue including advertising on our website. Sponsorship agreements may contain multiple elements, which provide several distinct benefits to the sponsor over the term of the agreement and can be for a single or multi-year term. These agreements provide sponsors various rights such as venue naming rights, signage within our venues, the ability to be the exclusive provider of a certain category of product, and advertising on our website and other benefits as detailed in the agreements.

As of June 30, 2023, scheduled future cash to be received under the agreements, excluding the Johnson Controls Naming Rights Agreement, is as follows:

Year ending December 31,

2023 (six months)	$1,079,250
2024	2,426,265
2025	2,287,265
2026	2,017,265
2027	1,757,265
Thereafter	4,514,528

Total	$14,081,838

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended June 30, 2023 and 2022, the Company recognized $691,236 and $452,772 of net sponsorship revenue, respectively, and for the six months ended June 30, 2023 and 2022, $1,364,711 and $1,272,062, respectively.

Note 7: Other Commitments

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. In consideration of the services performed by Crestline, the Company agreed to the greater of: 2.75% of gross revenues (which increased from 2% in the beginning of the agreement) or $10,000 per month in base management fees and other operating expenses. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024. For the three months ended June 30, 2023 and 2022, the Company incurred $55,251 and $32,844, respectively in management fees, and for the six months ended June 30, 2023 and 2022, $100,751 and $62,844, respectively.

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

On November 2, 2022, the Company secured conditional approval from the state for mobile and retail sports betting.  The Ohio Casino Control Commission provided the required authorization for HOFV to gain licensing for a physical sports betting operation – called a sportsbook – as well as an online sports betting platform, under Ohio’s sports betting law HB29. As of January 1, 2023, sports betting is legal in Ohio for anyone in the state that is of legal betting age. The conditional approval requires that the Company accept bets under both the mobile and retail sports books prior to December 31, 2023.  The Company satisfied that condition for the mobile sports book.  However, the Company does not currently have a sports betting partner for its retail sports book.  If the Company does not take an in-person sports bet through an approved retail partner at its designated facility by December 31, 2023, or otherwise obtain a waiver to this requirement, then the Ohio Casino Control Commission may take administrative actions to revoke the Company’s retail license.

During the three and six months ended June 30, 2023, the Company recognized revenue of $262,500 related to the Company’s online sports betting agreement.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7: Other Commitments (continued)

Other Liabilities

Other liabilities consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Activation fund reserves	$3,652,119	$3,511,185
Deferred revenue	9,276,086	6,867,970
Deposits and other liabilities	290,637	300,549
Total	$13,218,842	$10,679,704

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

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Due to IRG Member	$-	$345,253
Due to PFHOF	399,318	510,232
Total	$399,318	$855,485

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

The future minimum payments under this agreement as of June 30, 2023 are as follows:

For the years ending December 31,	Amount
2023 (six months)	$300,000
2024	600,000
2025	600,000
2026	600,000
2027	600,000
Thereafter	6,750,000
Total Gross Principal Payments	$9,450,000

During the three months ended June 30, 2023 and 2022, the Company paid $0 and $318,750 of the annual license fee, respectively, and for the six months ended June 30, 2023 and 2022, $300,000 and $318,750, respectively.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Related-Party Transactions (continued)

IRG Financial Support and Consideration (continued)

In the IRG Letter Agreement, IRGLLC and the Company agreed to comply with all federal and state securities laws and Nasdaq listing rules and to insert “blocker” provisions for the above-described re-pricing of the warrants and the conversion provisions, such that the total cumulative number of shares of Common Stock that may be issued to IRGLLC and its affiliated and related parties pursuant to the IRG Letter Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following approval of the Company’s stockholders. In addition, the provisions of the IRG Letter Agreement are limited by Nasdaq Listing Rule 5635(c). On June 7, 2023, the stockholders of the Company approved (i) issuance of shares of Common Stock in excess of the Nasdaq 19.99% Cap to IRG Affiliate Lenders with respect to transactions described in the IRG Letter Agreement; and (ii) the issuance to an entity wholly owned by a director of additional shares of Common Stock issuable upon the conversion of certain convertible debt and the exercise of certain warrants described in the IRG Letter Agreement.

Note 10: Concentrations

For the three months ended June 30, 2023, two customers represented approximately 42.3% and 18.0% of the Company’s sponsorship revenue. For the three months ended June 30, 2022, two customers represented approximately 65% and 28% of the Company’s sponsorship revenue. No other customer represented more than 10% of sponsorship revenue.

For the six months ended June 30, 2023, two customers represented approximately 42.6% and 18.2% of the Company’s sponsorship revenue. For the six months ended June 30, 2022, two customers represented approximately 45.7% and 19.5% of the Company’s sponsorship revenue. No other customer represented more than 10% of sponsorship revenue.

As of June 30, 2023, one customer represented approximately 84.0% of the Company’s sponsorship accounts receivable. As of December 31, 2022, one customer represented approximately 94.4% of the Company’s sponsorship accounts receivable. No other customer represented more than 10% of outstanding accounts receivable.

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

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases and is subsequently presented at amortized cost using the effective interest method. The Company generally uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The lease term for all of the Company’s leases includes the noncancelable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. All ROU assets are reviewed periodically for impairment.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11: Leases (continued)

The Company’s operating leases are comprised primarily of ground leases and equipment leases. Balance sheet information related to our leases is presented below:

	June 30,	December 31,
	2023	2022
Operating leases:
Right-of-use assets	$7,471,745	$7,562,048
Lease liability	3,422,174	3,413,210
Finance leases:
Right-of-use assets	-	-
Lease liability	-	-

Other information related to leases is presented below:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating lease cost	$258,416	$258,184
Other information:
Operating cash flows from operating leases	$159,149	$158,083
Weighted-average remaining lease term – operating leases (in years)	91.2	92.03
Weighted-average discount rate – operating leases	10.0%	10.0%

As of June 30, 2023, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2023 (six months)	$159,149
2024	311,900
2025	311,900
2026	311,900
2027	311,900
Thereafter	41,125,000
Total future minimum lease payments, undiscounted	42,531,749
Less: imputed interest	(39,109,575)
Present value of future minimum lease payments	$3,422,174

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11: Leases (continued)

Lessor Commitments

As of June 30, 2023, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries. During the three months ended June 30, 2023 and 2022, the Company recorded $82,611 and $6,200 of lease revenue, respectively and for the six months ended June 30, 2023 and 2022, the Company recorded $177,151 and $14,318 of lease revenue, respectively. The future minimum lease commitments under these leases, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:

2023 (six months)	$328,369
2024	645,438
2025	641,542
2026	640,962
2027	619,495
Thereafter	2,972,365
Total	$5,848,171

Note 12: Financing Liability

On September 27, 2022 the Company sold the land under the Company’s Fan Engagement Zone to Twain. Simultaneously, the Company entered into a lease agreement with Twain (the sale of the property and simultaneous leaseback is referred to as the “Sale-Leaseback”). The Sale-Leaseback is repayable over a 99-year term. Under the terms of the lease agreement, the Company’s initial base rent is approximately $307,125 per quarter, with annual increases of approximately 2% each year of the term.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12: Financing Liability (continued)

As of June 30, 2023, the carrying value of the financing liability was $61,299,829, representing $2,201,892,776 in remaining payments under the leases, net of a discount of $2,140,592,947. The lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

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

Remaining future cash payments related to the financing liability, for the fiscal years ending December 31 are as follows:

2023 (six months)	$1,832,031
2024	4,672,544
2025	5,865,396
2026	6,005,734
2027	6,149,455
Thereafter	2,177,367,616
Total Minimum Liability Payments	2,201,892,776
Imputed Interest	(2,140,592,947)
Total	$61,299,829

Note 13: Subsequent Events

Subsequent events have been evaluated through August 10, 2023, the date the condensed consolidated financial statements were issued. Except as disclosed below, no events have been identified requiring disclosure or recording.

Pro Football Hall of Fame Purchase Agreement

On August 1, 2023, the Company and PFHOF entered into a real estate purchase agreement, where by the Company agreed to sell to PFHOF certain real estate in exchange for $250,000. There are certain other customary conditions that must be satisfied prior to the closing of the transaction.

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

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2022, filed with the SEC and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

Business Overview

We are a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, we own the Hall of Fame Village, a multi-use sports and entertainment destination centered around the PFHOF’s campus. We are creating a diversified set of revenue streams through developing themed attractions, premier entertainment programming and sponsorships. We are pursuing a diversified strategy across three pillars, including destination-based assets, the Media Company, and gaming.

The strategic plan has been developed into three phases: Phase I, Phase II, and Phase III. Phase I of the Hall of Fame Village is operational, consisting of the Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex, and HOF Village Media Group, LLC (“Hall of Fame Village Media” or the “Media Company”). The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the NFL Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. The ForeverLawn Sports Complex hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. Hall of Fame Village Media leverages the sport of professional football to produce exclusive programming. For example, licensing the extensive content controlled by the PFHOF.

We have developed new hospitality, attraction and corporate assets as part of our Phase II development plan. Phase II components of the Hall of Fame Village include the Constellation Center for Excellence (an office building including retail and meeting space, that opened in November 2021), the Center for Performance (a convention center/field house, that opened in August of 2022), the Play Action Plaza (completed in August of 2022), and the Fan Engagement Zone (Retail Promenade), core and shell for Retail I was completed in August of 2022 and the core and shell of Retail II was completed in November of 2022, two hotels (one on campus and one in downtown Canton that opened in November 2020), and the Hall of Fame Indoor Waterpark. The on-campus hotel and waterpark are expected to open in the fourth quarter of 2024. Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

Key Components of the Company’s Results of Operations

Revenue

We generate revenue from various streams such as sponsorship agreements, rents, events, and hotel and restaurant operations. The sponsorship arrangements, in which the customer sponsors an asset or event and receives specified brand recognition and other benefits over a set period of time, recognize revenue on a straight-line basis over the time period specified in the contract. Revenue for rents, cost recoveries, and events are recognized at the time the respective event or service has been performed. Rental revenue for long term leases is recorded on a straight-line basis over the term of the lease beginning on the commencement date.

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

Restaurant revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes.

Operating Expenses

Our operating expenses include operating expenses, hotel operating expenses, and depreciation expense. These expenses have increased with completion of Phase II assets and would expect to continue to increase with completion of the on-campus hotel, waterpark, and Phase III development.

Our operating expenses include the costs associated with running and maintaining operational entertainment and destination assets such as the Tom Benson Hall of Fame Stadium and the ForeverLawn Sports Complex along within management and professional fees. Factors that will contribute to increased operating expenses include: more of our Phase II assets becoming operational, the addition of events for top performers, and sporting events.

Our depreciation expense includes the related costs of owning and operating significant property and entertainment assets. These expenses have grown as through completion of the Phase I and Phase II development.

Recent Developments

Dispute Regarding Naming Rights Agreement with Johnson Controls

The Company is in a dispute with JCI regarding the Naming Rights Agreement. The Company is pursuing dispute resolution pursuant to the terms of the Naming Rights Agreement to simultaneously defend against JCI’s allegations and pursue its own claims. The parties participated in mediation in November 2022, but were unable to reach a resolution. On January 24, 2023, Newco filed a demand for arbitration, asserting claims against JCI for breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment. On February 16, 2023, JCI filed its response, generally denying Newco’s allegations and asserting counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On March 9, 2023, Newco filed its response to JCI’s counterclaims, generally denying JCI’s allegations. A panel of three arbitrators has been constituted to hear and determine the dispute. The Company anticipates that the hearing will be held during the fourth quarter of 2023 in Ohio. The ultimate outcome of this dispute cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying condensed consolidated financial statements. During the year ended December 31, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of June 30, 2023 and December 31, 2022 in the amount of $7,187,500 and $4,812,500, respectively. The balances due under the Naming Rights Agreement as of June 30, 2023 and December 31, 2022 amounted to $8,697,917 and $6,635,417, respectively.

See Note 6: Sponsorship Revenue and Associated Commitments – Johnson Controls, Inc., for additional information relating to this dispute.

Amendment of Michael Crawford’s Employment Agreement

On April 17, 2023, Michael Crawford, President and Chief Executive Officer of the Company, voluntarily determined to reduce his base salary by $50,000 for each of fiscal years 2023-2026. Mr. Crawford decided to take the salary reduction as part of a focus on lowering Company costs. The voluntary salary reduction was effective May 1, 2023.

Appointment of Class A Director

On June 8, 2023, the Board of Directors of the Company appointed Mr. Jerome Bettis as a Class A director to fill a vacancy. As Class A director, Mr. Bettis’ initial term expires at the 2024 Annual Meeting of Stockholders. The Board determined that Mr. Bettis qualifies as an independent director in accordance with the Nasdaq listing rules. Mr. Bettis’ compensation as a director will be consistent with the compensation policies applicable to the Company’s other independent directors, as described in the Company’s definitive proxy statement on Schedule 14A filed with the U.S. Securities and Exchange Commission on April 25, 2023.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended June 30, 2023 and the comparable period in 2022:

	For the Three Months Ended June 30,
	2023	2022
Revenues
Sponsorships, net of activation costs	$691,236	$452,772
Event, rents and other revenue	3,410,010	668,863
Hotel revenues	2,026,031	1,563,900
Total revenues	6,127,277	2,685,535

Operating expenses
Operating expenses	10,693,853	7,316,113
Hotel operating expenses	1,587,620	1,316,150
Depreciation expense	3,373,076	3,527,581
Total operating expenses	15,654,549	12,159,844

Loss from operations	(9,527,272)	(9,474,309)

Other income (expense)
Interest expense, net	(4,404,146)	(921,392)
Amortization of discount on note payable	(882,240)	(1,122,324)
Change in fair value of warrant liability	(223,000)	2,423,000
Change in fair value of interest rate swap	60,000	-
Change in fair value of securities available for sale	1,683,246	-
Total other (expense) income	(3,766,140)	379,284

Net loss	$(13,293,412)	$(9,095,025)

Series B preferred stock dividends	(266,000)	(266,000)
Loss attributable to non-controlling interest	5,795	158,592

Net loss attributable to HOFRE stockholders	$(13,553,617)	$(9,202,433)

Net loss per share – basic	$(2.39)	$(1.78)

Weighted average shares outstanding, basic and diluted	5,660,385	5,183,035

Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022

Sponsorship Revenues

Sponsorship revenues totaled $691,236 for the three months ended June 30, 2023 as compared to $452,772 for the three months ended June 30, 2022, representing an increase of $238,464, or 52.7%. This increase was primarily driven by the Company gaining new sponsorships.

Event, rents and other revenues

Revenue from event, rents and other revenues was $3,410,010 for the three months ended June 30, 2023 compared to $668,863 for the three months ended June 30, 2022, for an increase of $2,741,147, or 409.8%. This increase was primarily driven by an increase in event revenue, an increase in food and beverage sales, and an increase in revenue from short term rentals. These increases were the result of the hosting of the USFL, certain concerts and other events in our Tom Benson Hall of Fame Stadium, the resumption of many sports and other tournaments in our ForeverLawn Sports Complex, as well as revenue associated with the opening of our Don Shula’s American Kitchen restaurant.

Hotel Revenues

Hotel revenue was $2,026,031 for the three months ended June 30, 2023 compared to $1,563,900 from the three months ended June 30, 2022 for an increase of $462,131, or 29.5%. This was driven by an increase in guest stays and conferences at the hotel and an increase in the average daily rate.

Operating Expenses

Operating expense was $10,693,853 for the three months ended June 30, 2023 compared to $7,316,113 for the three months ended June 30, 2022, for an increase of $3,377,740, or 46.2%. This increase was primarily driven by higher personnel and related benefits costs, the timing of recognition for certain compensation-related expenses and an increase in production fees for our events and media productions.

Hotel Operating Expenses

Hotel operating expense was $1,587,620 for the three months ended June 30, 2023 compared to $1,316,150 for the three months ended June 30, 2022 for an increase of $271,470, or 20.6%. This increase was primarily driven by an increase in hotel occupancy and higher associated operating costs.

Depreciation Expense

Depreciation expense was $3,373,076 for the three months ended June 30, 2023 compared to $3,527,581 for the three months ended June 30, 2022, for a decrease of $154,505, or 4.4%. The decrease in depreciation expense is primarily the result of certain large assets becoming fully depreciated in 2022.

Interest Expense

Total interest expense was $4,404,146 for the three months ended June 30, 2023 compared to $921,392 for the three months ended June 30, 2022, for an increase of $3,482,754, or 378%. The increase in total interest expense was primarily due to an increase in the amount of total debt outstanding, a decrease in the proportion of debt that is capitalized for ongoing construction projects, and an increase in average interest rates.

Amortization of Debt Discount

Total amortization of debt discount was $882,240 for the three months ended June 30, 2023, compared to $1,122,324 for the three months ended June 30, 2022, for a decrease of $240,084, or 21.4%. The decrease is primarily due to the removal of discounts from IRG-related debt upon the modification of the debt in November 2022.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability represents a loss of $223,000 for the three months ended June 30, 2023 compared to a gain of $2,423,000 for the three months ended June 30, 2022, for a decrease of $2,646,000 or 109.2%. The decrease in change in fair value of warrant liability was due primarily to a change in our stock price.

Change in Fair Value of Interest Rate Swap

The change in fair value of interest rate swap was $60,000 for the three months ended June 30, 2023. This was due to the change in fair value of the interest rate swap entered into in connection with an agreement with Huntington Bank.

Change in Fair Value of Securities Available for Sale

The change in fair value of securities available for sale was $1,683,246 for the three months ended June 30, 2023. This was due to the change in fair value of our penny warrants granted to us from our online sports betting partner.

Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2022

	For the Six Months Ended June 30,
	2023	2022
Revenues
Sponsorships, net of activation costs	$1,364,711	$1,272,062
Event, rents and other revenues	4,318,322	1,006,256
Hotel revenues	3,564,677	2,513,741
Total revenues	9,247,710	4,792,059

Operating expenses
Operating expenses	24,367,569	14,982,722
Hotel operating expenses	3,046,823	2,469,262
Depreciation expense	5,926,436	6,769,866
Total operating expenses	33,340,828	24,221,850

Loss from operations	(24,093,118)	(19,429,791)

Other expense
Interest expense, net	(8,036,783)	(2,134,933)
Amortization of discount on note payable	(1,738,131)	(2,478,298)
Change in fair value of warrant liability	(461,000)	7,173,000
Change in fair value of interest rate swap	(40,000)	-
Change in fair value of securities available for sale	1,683,246	-
Loss on extinguishment of debt	-	(148,472)
Total other (expense) income	(8,592,668)	2,411,297

Net loss	$(32,685,786)	$(17,018,494)

Series B preferred stock dividends	(532,000)	(532,000)
Loss attributable to non-controlling interest	54,372	235,964

Net loss attributable to HOFRE stockholders	$(33,163,414)	$(17,314,530)

Net loss per share – basic and diluted	$(5.88)	$(3.49)

Weighted average shares outstanding, basic and diluted	5,644,822	4,964,029

Sponsorship Revenues

Sponsorship revenues totaled $1,364,711 for the six months ended June 30, 2023 as compared to $1,272,062 for the six months ended June 30, 2022, for an increase of $92,649, or 7.3%. This increase was primarily driven by the Company gaining new sponsorships.

Event, rents and other revenues

Revenue from event, rents and other revenues was $4,318,322 for the six months ended June 30, 2023 compared to $1,006,256 for the six months ended June 30, 2022, for an increase of $3,312,066, or 329.1%. This increase was primarily driven by an increase in events revenue, an increase in food and beverage sales, and higher revenue received from short term rentals. These increases were the result of the hosting of the USFL, concerts, and other events in our Tom Benson Hall of Fame Stadium, the resumption of many sports and other tournaments in our ForeverLawn Sports Complex, as well as revenue associated with the opening of our Don Shula’s American Kitchen restaurant.

Hotel Revenues

Hotel revenue was $3,564,677 for the six months ended June 30, 2023 compared to $2,513,741 from the six months ended June 30, 2022 for an increase of $1,050,936, or 41.8%. This increase was driven by increased occupancy and average daily rates.

Operating Expenses

Operating expense was $24,367,569 for the six months ended June 30, 2023 compared to $14,982,722 for the six months ended June 30, 2022, for an increase of $9,384,847, or 62.6%. This increase was driven by higher personnel and related benefits costs, the timing of recognition of certain compensation-related expenses, an increase in production and related costs for our events and media productions, and an increase in accounting, auditing and professional fees.

Hotel Operating Expenses

Hotel operating expense was $3,046,823 for the six months ended June 30, 2023 compared to $2,469,262 for the six months ended June 30, 2022 for an increase of $577,561, or 23.4%. This increase was driven by increased occupancy and higher related operating expenses.

Depreciation Expense

Depreciation expense was $5,926,436 for the six months ended June 30, 2023 compared to $6,769,866 for the six months ended June 30, 2022, for a decrease of $843,430, or 12.5%. The decrease was primarily the result of a large asset reaching full depreciation during 2022.

Interest Expense

Total interest expense was $8,036,783 for the six months ended June 30, 2023 compared to $2,134,933 for the six months ended June 30, 2022, for an increase of $5,901,850, or 276%. The increase in total interest expense is primarily due to the increase in our total debt outstanding, as well as a mix of higher interest rate loans.

Amortization of Debt Discount

Total amortization of debt discount was $1,738,131 for the six months ended June 30, 2023 compared to $2,478,298 for the six months ended June 30, 2022, for a decrease of $740,167, or 29.9%. The decrease is primarily due to the removal of discounts from IRG-related debt upon the modification of the debt in November 2022.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability represents a loss of $461,000 for the six months ended June 30, 2023 compared to a gain of $7,173,000 for the six months ended June 30, 2022, for a change of $7,634,000 or 106.4%. The change in fair value of warrant liability was primarily due to a change in our stock price.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0 for the six months ended June 30, 2023, as compared to a loss of $148,472 for the six months ended June 30, 2022. The loss on extinguishment of debt is due to the refinancing of many of our debt instruments in March 2022.

Change in Fair Value of Interest Rate Swap

The change in fair value of interest rate swap was $(40,000) for the six months ended June 30, 2023. This was due to the change in fair value of the interest rate swap entered into in connection with an agreement with Huntington Bank.

Change in Fair Value of Securities Available for Sale

The change in fair value of securities available for sale was $1,683,246 for the six months ended June 30, 2023. This was due to the change in fair value of our penny warrants granted to us from our online sports betting partner.

Liquidity and Capital Resources

We have sustained recurring losses through June 30, 2023 and our accumulated deficit was $180,061,757 as of such date. Since inception, our operations have been funded principally through the issuance of debt and equity. As of June 30, 2023, we had approximately $9.3 million of unrestricted cash and $7.5 million of restricted cash, and $12.4 million of liquid investments held to maturity consisting of U.S. Treasury securities. Through August 10, 2024, we have $59.3 million in debt principal payments coming due. For a fee of one percent of the principal, we may extend the maturity of up to $42.1 million principal of debt until March 31, 2025.

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

Cash Flows

Since inception, we have primarily used our available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Three Months Ended June 30,
	2023	2022
Cash (used in) provided by:
Operating Activities	$(19,683,133)	$5,422,198
Investing Activities	(14,468,823)	(40,022,805)
Financing Activities	17,486,567	35,042,816
Net decrease in cash and restricted cash	$(16,665,389)	$442,209

Cash Flows for the Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2022

Operating Activities

Net cash used in operating activities was $19,683,133 during the six months ended June 30, 2023, which consisted primarily of our net loss of $32,685,786, offset by non-cash depreciation expense of $5,926,436, amortization of note discounts of $1,738,131, accretion of financing liability of $3,399,422, impairment of film costs of $1,145,000, interest income on investments held to maturity of $508,610, payment-in-kind interest rolled into debt of $2,282,040, a change in fair value of interest rate swap of $40,000, a change in fair value of warrant liability of $461,000 and increase in a change of fair value of securities available for sales of $1,683,246, stock-based compensation expense of $1,737,051 and a non-cash operating lease expense of $258,416. The changes in operating assets and liabilities consisted of an increase in accounts receivable of $829,818, an increase in prepaid expenses and other assets of $1,143,033, an increase in accounts payable and accrued expenses of $1,743,958, a decrease in due to affiliates of $456,167, and an increase in other liabilities of $2,539,138.

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

Investing Activities

Net cash used in investing activities was $14,468,823 during the six months ended June 30, 2023 which consisted of investments in treasury securities of $64,606,946, proceeds from treasury securities of $69,815,000, and investments in project development costs of $19,676,877.

Net cash used in investing activities was $40,022,805 during the six months ended June 30, 2022, which consisted primarily of our project development costs.

Financing Activities

Net cash provided by financing activities was $17,486,567 during the six months ended June 30, 2023. This consisted primarily of $22,270,339 in proceeds from notes payable, offset by $783,191 in repayments of notes payable, $2,187,500 in payments of our sale leaseback arrangements and $1,552,342 in payment of financing costs.

Net cash provided by financing activities was $35,042,816 during the six months ended June 30, 2022. This consisted primarily of $20,714,311 in proceeds from notes payable and $17,983,214 of proceeds from equity raises under our ATM, offset by $3,144,677 in repayments of notes payable, and $210,032 in payment of financing costs.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

Based on their evaluation as of June 30, 2023, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, no changes to the Company’s internal control over financial reporting materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

During the normal course of its business, the Company is subject to occasional legal proceedings and claims. The Company does not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition, or cash flows.

Item 1A. Risk factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2022 except as follows:

Our business plan requires additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.

We have sustained recurring losses through June 30, 2023 and our accumulated deficit was $180,061,757 as of such date. Since inception, our operations have been funded principally through the issuance of debt and equity. As of June 30, 2023, we had approximately $9.3 million of unrestricted cash and $7.5 million of restricted cash, and $12.4 million of liquid investments held to maturity consisting of U.S. Treasury securities. Through August 10, 2024, we have $59.3 million in debt principal payments coming due. For a fee of one percent of the principal, the Company may extend the maturity of up to $42.1 million principal of debt until March 31, 2025.

While our strategy assumes that we will receive sufficient capital to have sufficient working capital, we currently do not have available cash and cash flows from operations to provide us with adequate liquidity for the near-term or foreseeable future. Our current projected liabilities exceed our current cash projections and we have very limited cash flow from current operations. We therefore will require additional capital and/or cash flow from future operations to fund the Company, our debt service obligations and our ongoing business. There is no assurance that we will be able to raise sufficient additional capital or generate sufficient future cash flow from our future operations to fund the Hall of Fame Village, our debt service obligations or our ongoing business. If the amount of capital we are able to raise, together with any income from future operations, is not sufficient to satisfy our liquidity and capital needs, including funding our current debt obligations, we may be required to abandon or alter our plans for the Company. The Company may have to raise additional capital through the equity market, which could result in substantial dilution to existing stockholders. If management is unable to execute its planned debt and equity financing initiatives, these conditions raise substantial doubt about our ability to continue to sustain operations for at least one year from the issuance of our condensed consolidated financial statements for the quarter ended June 30, 2023 included in this quarterly report on Form 10-Q. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

10.1	Amendment to Amended and Restated Employment Agreement, effective May 1, 2023, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, and Michael Crawford (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38363), filed with the Commission on April 20, 2023)
10.2	Severance Agreement, dated April 19, 2023, by and between HOF Village Newco, LLC and Michael Levy (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-38363), filed with the Commission on April 20, 2023)
10.3	Hall of Fame Resort & Entertainment Company Amended 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38363), filed with the Commission on June 12, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: August 10, 2023	By:	/s/ Michael Crawford
Michael Crawford
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Benjamin Lee
Benjamin Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)