Form 10-Q
period 2023-09-30
Hall of Fame Resort & Entertainment Co
filed 2023-11-14
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

As of November 9, 2023, there were 6,435,197 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash	$4,307,380	$26,016,547
Restricted cash	7,451,901	7,499,835
Investments held to maturity	-	17,033,515
Investments available for sale	5,751,000	4,067,754
Accounts receivable, net	3,747,010	1,811,143
Prepaid expenses and other assets	3,465,269	3,340,342
Property and equipment, net	368,023,204	248,826,853
Right-of-use lease assets	7,423,884	7,562,048
Project development costs	46,891,983	140,138,924
Total assets	$447,061,631	$456,296,961

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$202,307,981	$171,315,860
Accounts payable and accrued expenses	21,834,713	17,575,683
Due to affiliate	1,252,361	855,485
Warrant liability	404,000	911,000
Financing liability	61,953,243	60,087,907
Derivative liability - interest rate swap	-	200,000
Operating lease liability	3,425,314	3,413,210
Other liabilities	11,714,574	10,679,704
Total liabilities	302,892,186	265,038,849

Commitments and contingencies (Note 6, 7, and 8)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,917,000 shares authorized; no shares issued or outstanding at September 30, 2023 and December 31, 2022	-	-

Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 200 shares issued and outstanding at September 30, 2023 and December 31, 2022; liquidation preference of $222,011 as of September 30, 2023	-	-

Series C convertible preferred stock, $0.0001 par value; 15,000 shares designated; 15,000 shares issued and outstanding at September 30, 2023 and December 31, 2022; liquidation preference of $15,707,500 as of September 30, 2023	2	2

Common stock, $0.0001 par value; 300,000,000 shares authorized; 5,674,969 and 5,604,869 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	567	560
Additional paid-in capital	341,597,930	339,038,466
Accumulated deficit	(196,480,832)	(146,898,343)
Total equity attributable to HOFRE	145,117,667	192,140,685
Non-controlling interest	(948,222)	(882,573)
Total equity	144,169,445	191,258,112
Total liabilities and stockholders’ equity	$447,061,631	$456,296,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues
Sponsorships, net of activation costs	$689,753	$748,033	$2,054,464	$2,020,095
Event, rents and other revenues	5,763,583	5,320,309	10,081,905	6,326,565
Hotel revenues	2,291,493	2,058,687	5,856,170	4,572,428
Total revenues	8,744,829	8,127,029	17,992,539	12,919,088

Operating expenses
Operating expenses	12,409,390	14,070,498	36,776,959	29,053,220
Hotel operating expenses	1,814,053	1,809,635	4,860,876	4,278,897
Depreciation expense	4,559,899	2,650,719	10,486,335	9,420,585
Total operating expenses	18,783,342	18,530,852	52,124,170	42,752,702

Loss from operations	(10,038,513)	(10,403,823)	(34,131,631)	(29,833,614)

Other income (expense)
Interest expense, net	(6,026,801)	(1,670,377)	(14,063,584)	(3,805,310)
Amortization of discount on note payable	(1,419,684)	(1,132,440)	(3,157,815)	(3,610,738)
Other income	148,796	537,158	148,796	537,158
Change in fair value of warrant liability	968,000	1,838,000	507,000	9,011,000
Change in fair value of interest rate swap	203,850	(128,000)	163,850	(128,000)
Change in fair value of investments available for sale	-	-	1,683,246	-
Loss on extinguishment of debt	-	-	-	(148,472)
Total other (expense) income	(6,125,839)	(555,659)	(14,718,507)	1,855,638

Net loss	$(16,164,352)	$(10,959,482)	$(48,850,138)	$(27,977,976)

Preferred stock dividends	(266,000)	(266,000)	(798,000)	(798,000)
Loss attributable to non-controlling interest	11,277	101,202	65,649	337,166

Net loss attributable to HOFRE stockholders	$(16,419,075)	$(11,124,280)	$(49,582,489)	$(28,438,810)

Net loss per share, basic and diluted	$(2.89)	$(2.07)	$(8.77)	$(5.57)

Weighted average shares outstanding, basic and diluted	5,672,602	5,383,462	5,654,184	5,105,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited)

	Series B Convertible Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Interest	Equity
Balance as of January 1, 2023	200	$-	15,000	$2	5,604,869	$560	$339,038,466	$(146,898,343)	$192,140,685	$(882,573)	$191,258,112

Stock-based compensation on RSU, restricted stock awards, and performance share units	-	-	-	-	-	-	651,034	-	651,034	-	651,034
Issuance of restricted stock awards	-	-	-	-	6,207	1	(1)	-	-	-	-
Vesting of restricted stock units, net of 8,741 shares withheld for taxes	-	-	-	-	46,255	5	(5)	-	-	-	-
Cancellation of fractional shares	-	-	-	-	(10,433)	(1)	1	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(19,343,797)	(19,343,797)	(48,577)	(19,392,374)

Balance as of March 31, 2023	200	$-	15,000	$2	5,646,898	$565	$339,689,495	$(166,508,140)	$173,181,922	$(931,150)	$172,250,772

Stock-based compensation on RSU, restricted stock awards, and performance share units	-	-	-	-	-	-	1,086,017	-	1,086,017	-	1,086,017
Issuance of restricted stock awards	-	-	-	-	4,881	-	-	-	-	-	-
Vesting of restricted stock units, net of 5,012 shares withheld for taxes	-	-	-	-	10,789	1	(1)	-	-	-	-
Sale of shares under ATM	-	-	-	-	4,878	-	39,261	-	39,261	-	39,261
Preferred stock dividends	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(13,287,617)	(13,287,617)	(5,795)	(13,293,412)

Balance as of June 30, 2023	200	$-	15,000	$2	5,667,446	$566	$340,814,772	$(180,061,757)	$160,753,583	$(936,945)	$159,816,638

Stock-based compensation on RSU and restricted stock awards and performance share units	-	-	-	-	-	-	783,159	-	783,159	-	783,159
Issuance of restricted stock awards	-	-	-	-	4,230	1	(1)	-	-	-	-
Vesting of restricted stock units, net of 696 shares withheld for taxes	-	-	-	-	3,293	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(16,153,075)	(16,153,075)	(11,277)	(16,164,352)

Balance as of September 30, 2023	200	$-	15,000	$2	5,674,969	$567	$341,597,930	$(196,480,832)	$145,117,667	$(948,222)	$144,169,445

Balance as of January 1, 2022	15,200	$2	-	$-	4,434,662	$443	$305,126,404	$(99,951,839)	$205,175,010	$(596,766)	$204,578,244

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,287,695	-	1,287,695	-	1,287,695
Stock-based compensation - common stock awards	-	-	-	-	1,136	-	28,500	-	28,500	-	28,500
Issuance of restricted stock awards	-	-	-	-	6,953	1	(1)	-	-	-	-
Vesting of restricted stock units	-	-	-	-	24,503	2	(2)	-	-	-	-
Sale of shares under ATM	-	-	-	-	571,908	57	14,234,875	-	14,234,932	-	14,234,932
Shares issued in connection with amendment of notes payable	-	-	-	-	39,091	4	803,057	-	803,061	-	803,061
Warrants issued in connection with amendment of notes payable	-	-	-	-	-	-	1,088,515	-	1,088,515	-	1,088,515
Modification of Series C and Series D warrants	-	-	-	-	-	-	3,736,000	-	3,736,000	-	3,736,000
Series B preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Exchange of Series B preferred stock for Series C preferred stock	(15,000)	(2)	15,000	2	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(7,846,097)	(7,846,097)	(77,372)	(7,923,469)

Balance as of March 31, 2022	200	$-	15,000	$2	5,078,253	$507	$326,305,043	$(108,063,936)	$218,241,616	$(674,138)	$217,567,478

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,254,724	-	1,254,724	-	1,254,724
Issuance of restricted stock awards	-	-	-	-	2,009	-	-	-	-	-	-
Vesting of restricted stock units	-	-	-	-	105	-	-	-	-	-	-
Shares issued in connection with issuance of notes payable	-	-	-	-	5,682	1	75,418	-	75,419	-	75,419
Warrants issued in connection with issuance of notes payable	-	-	-	-	-	-	18,709	-	18,709	-	18,709
Sale of shares under ATM	-	-	-	-	256,040	26	3,748,256	-	3,748,282	-	3,748,282
Preferred stock dividends	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(8,936,433)	(8,936,433)	(158,592)	(9,095,025)

Balance as of June 30, 2022	200	$-	15,000	$2	5,342,089	$534	$331,402,150	$(117,266,369)	$214,136,317	$(832,730)	$213,303,587

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	706,960	-	706,960	-	706,960
Issuance of restricted stock awards	-	-	-	-	2,085	-	-	-	-	-	-
Vesting of restricted stock units, net of 6,244 shares withheld for taxes	-	-	-	-	4,951	-	-	-	-	-	-
Sale of shares under ATM	-	-	-	-	160,058	16	2,420,287	-	2,420,303	-	2,420,303
Preferred stock dividends	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(10,858,280)	(10,858,280)	(101,202)	(10,959,482)

Balance as of September 30, 2022	200	$-	15,000	$2	5,509,183	$550	$334,529,397	$(128,390,649)	$206,139,300	$(933,932)	$205,205,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	(48,850,138)	$(27,977,976)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities
Depreciation expense	10,486,335	9,420,585
Amortization of note discounts	3,157,815	3,610,738
Amortization of financing liability	5,146,586	-
Recognition and impairment of film costs	1,305,000	-
Interest income on investments held to maturity	(563,652)	-
Interest paid in kind	4,334,790	2,659,044
Loss on extinguishment of debt	-	148,472
Gain on sale of asset	(148,796)	-
Change in fair value of interest rate swap	(163,850)	128,000
Change in fair value of warrant liability	(507,000)	(9,011,000)
Change in fair value of investments available for sale	(1,683,246)	-
Stock-based compensation expense	2,520,210	3,277,879
Non-cash operating lease expense	390,502	134,111
Changes in operating assets and liabilities:
Accounts receivable	(1,935,867)	(1,201,990)
Prepaid expenses and other assets	(124,927)	719,172
Accounts payable and accrued expenses	5,838,427	16,092,721
Operating leases	(240,234)	13,436
Due to affiliates	396,876	2,740,818
Other liabilities	1,034,870	1,659,949
Net cash (used in) provided by operating activities	(19,606,299)	2,413,959

Cash Flows From Investing Activities
Investments in securities held to maturity	(71,947,597)	-
Proceeds from securities held to maturity	89,470,392	-
Proceeds from sale of property and equipment	241,691	-
Additions to project development costs and property and equipment	(37,833,640)	(77,862,339)
Net cash used in investing activities	(20,069,154)	(77,862,339)

Cash Flows From Financing Activities
Proceeds from notes payable	24,270,339	68,807,100
Repayments of notes payable	(1,069,800)	(8,238,479)
Payment of financing costs	(1,554,048)	(5,447,177)
Payment on financing lease	(3,281,250)	-
Payment of Series B dividends	(450,000)	(450,000)
Payment for repurchase of interest rate swap	(36,150)	-
Proceeds from failed sale leaseback	-	15,588,519
Proceeds from sale of common stock under ATM	39,261	20,403,517
Net cash provided by financing activities	17,918,352	90,663,480

Net (decrease) increase in cash and restricted cash	(21,757,101)	15,215,100

Cash and restricted cash, beginning of year	33,516,382	17,388,040

Cash and restricted cash, end of period	$11,759,281	$32,603,140

Cash	$4,307,380	$15,913,191
Restricted Cash	7,451,901	16,689,949
Total cash and restricted cash	$11,759,281	$32,603,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6,553,721	$4,466,500
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities

Project development cost acquired through accounts payable and accrued expenses, net	$-	$334,658
Amendment of Series C warrant liability for equity classification	$-	$3,336,000
Amendment of Series C and D warrants	$-	$400,000
Initial value of right of use asset upon adoption of ASC 842	$-	$7,741,955
Accrued Series B preferred stock dividends	$348,000	$348,000
Shares issued in connection with amendment of notes payable	$-	$803,061
Warrants issued in connection with amendment of notes payable	$-	$1,088,515
Amounts due to affiliate exchanged for notes payable	$-	$850,000
Shares issued in connection with issuance of notes payable	$-	$75,419
Warrants issued in connection with issuance of notes payable	$-	$18,709

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

The Company is a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, the Company owns the DoubleTree by Hilton located in downtown Canton and the Hall of Fame Village, which is a multi-use sports, entertainment, and media destination centered around the PFHOF’s campus. The Company is pursuing a differentiation strategy across three pillars, including destination-based assets, HOF Village Media Group, LLC (“Hall of Fame Village Media”), and gaming.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization, Nature of Business, and Liquidity (continued)

Liquidity and Going Concern

The Company has sustained recurring losses through September 30, 2023 and the Company’s accumulated deficit was $196,480,832 as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of September 30, 2023, the Company had approximately $4.3 million of unrestricted cash and $7.5 million of restricted cash. The Company has approximately $51.2 million of debt coming due through November 14, 2024. The Company may extend the maturity of up to $42.1 million principal of debt until March 31, 2025 for a fee of one percent of the outstanding principal. These factors raise substantial doubt about the Company’s ability to continue operations as a going concern.

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

On September 21, 2023, CH Capital Lending, LLC succeeded to the rights and obligations of The Huntington National Bank (“HNB”) under the Loan Agreement and the Company borrowed $2,000,000 for the purpose of paying the costs of construction of the Hall of Fame Village Waterpark.

The Company expects that it will need to raise additional financing to accomplish its development plan and fund its working capital. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. If management is unable to execute its planned debt and equity financing initiatives, these conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022, filed on March 27, 2023. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2023.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions for the Company relate to credit losses, depreciation, costs capitalized to project development costs, useful lives of long-lived assets, potential impairment, accounting for debt modifications and extinguishments, stock-based compensation, and fair value of financial instruments (including the fair value of the Company’s warrant liability). Management adjusts such estimates when facts and circumstances dictate. Actual results could differ from those estimates.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) that are not indexed to its own stock as liabilities at fair value on the balance sheet under U.S. GAAP. Such warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such Common Stock warrants. At that time, the portion of the warrant liability related to such Common Stock warrants will be reclassified to additional paid-in capital.

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2023 and December 31, 2022, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances as of September 30, 2023 and December 31, 2022 were $7,451,901 and $7,499,835, respectively.

Investments

The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All marketable equity and debt securities held by the Company are accounted for under ASC Topic 320, “Investments – Debt and Equity Securities.” As of September 30, 2023 and December 31, 2022, the Company held $0 and $17,033,515, respectively in securities to be held to maturity consisting of U.S government securities carried at amortized cost. The Company recognizes interest income on these securities ratably over their term utilizing the interest method.

As of September 30, 2023 and December 31, 2022, the Company also had $5,751,000 and $4,067,754, respectively in securities available for sale, which are marked to market value at each reporting period.

Accounts Receivable

Accounts receivable are generally amounts due under sponsorship and other agreements. Accounts receivable are reviewed for delinquencies on a case-by-case basis and are considered delinquent when the sponsor or customer has missed a scheduled payment. Interest is not charged on delinquencies.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2023 and December 31, 2022, the Company has recorded an allowance for credit losses of $9,140,320 and $5,575,700, respectively.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2023 and December 31, 2022, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses on the Company’s condensed consolidated statements of operations. There were no amounts incurred for penalties and interest for the three and nine months ended September 30, 2023 and 2022. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2019 through 2022 remain subject to examination.

Film and Media Costs

The Company capitalizes all costs to develop films and related media as an asset, included in “project development costs” on the Company’s condensed consolidated balance sheets. The costs for each film or media will be expensed over the expected release period. During the three months ended September 30, 2023, the Company recorded $0 in film and media costs. During the nine months ended September 30, 2023 and 2022, the Company recorded $1,305,000 and $0 in film and media costs, respectively, including impairment of $1,145,000 and $0, respectively, as the Company does not anticipate recovering these costs. The impairment in Film and Media Costs is included in operating expenses on the Company’s condensed consolidated statements of operations.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

The Company uses the fair value hierarchy to measure the fair value of its warrant liabilities, investments available for sale and interest rate swap. The Company revalues its financial instruments at every reporting period. The Company recognizes gains or losses on the change in fair value of the warrant liabilities as “change in fair value of warrant liability” in the condensed consolidated statements of operations. The Company recognizes gains or losses on the change in fair value of the investments available for sale as “change in fair value of investments available for sale” in the condensed consolidated statements of operations. The Company recognizes gains or losses on the change in fair value of the interest rate swap as “change in fair value of interest rate swap” in the condensed consolidated statements of operations.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheets as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2023	2022
Warrant liabilities – Public Series A Warrants	1	$328,000	$748,000
Warrant liabilities – Private Series A Warrants	3	-	-
Warrant liabilities – Series B Warrants	3	76,000	163,000
Fair value of aggregate warrant liabilities		$404,000	$911,000

Fair value of interest rate swap liability	2	$-	$200,000

Investments available for sale	3	$5,751,000	$4,067,754

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

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Total Warrant Liability
Fair value as of December 31, 2022	$748,000	$-	$163,000	$911,000

Change in fair value	(420,000)	-	(87,000)	(507,000)

Fair value as of September 30, 2023	$328,000	$-	$76,000	$404,000

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023		December 31, 2022
	Private Series A Warrants	Series B Warrants	Private Series A Warrants	Series B Warrants
Term (years)	1.8	2.1	2.5	2.9
Stock price	$5.82	$5.82	$8.06	$8.06
Exercise price	$253.11	$30.81	$253.11	$30.81
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	76.36%	75.31%	52.27%	63.86%
Risk free interest rate	5.03%	5.03%	4.22%	4.22%
Number of shares	95,576	170,862	95,576	170,862

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

For the three and nine months ended September 30, 2023 and 2022, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive and the calculations are presented on the accompanying condensed consolidated statements of operations.

As of September 30, 2023 and 2022, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Three and Nine Months Ended September 30,
	2023	2022
Warrants to purchase shares of Common Stock	2,003,649	2,006,243
Unvested restricted stock units to be settled in shares of Common Stock	163,922	127,981
Shares of Common Stock issuable upon conversion of convertible notes	3,588,102	1,117,687
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	2,971	2,971
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	454,408	454,545
Total potentially dilutive securities	6,213,052	3,709,427

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3: Property and Equipment

Property and equipment consists of the following:

	Useful Life	September 30, 2023	December 31, 2022
Land		$27,651,699	$12,414,473
Land improvements	25 years	52,978,397	51,808,296
Building and improvements	15 to 39 years	346,319,607	239,068,974
Equipment	5 to 10 years	13,236,972	7,212,246
Property and equipment, gross		440,186,675	310,503,989

Less: accumulated depreciation		(72,163,471)	(61,677,136)
Property and equipment, net		$368,023,204	$248,826,853
Project development costs		$46,891,983	$140,138,924

For the three months ended September 30, 2023 and 2022, the Company recorded depreciation expense of $4,559,899 and $2,650,719, respectively, and for the nine months ended September 30, 2023 and 2022, of $10,486,335 and $9,420,585, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred $33,174,328 and $52,560,589 of capitalized project development costs, respectively.

For the nine months ended September 30, 2023 and 2022, the Company transferred $127,953,961 and $27,687,727 from Project development costs to Property and Equipment, respectively.

Included in project development costs are film development costs of $200,000 and $982,000 as of September 30, 2023 and December 31, 2022, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net

Notes payable, net consisted of the following at September 30, 2023(1):

		Debt discount and deferred financing		Interest Rate		Maturity
	Gross	costs	Net	Stated	Effective	Date
Preferred equity loan(2)	$6,800,000	$-	$6,800,000	7.00%	7.00%	Various
City of Canton Loan(3)	3,387,500	(4,452)	3,383,048	0.50%	0.53%	7/1/2027
New Market/SCF	2,999,989	-	2,999,989	4.00%	4.00%	12/30/2024
JKP Capital Loan(5)(6)	9,670,339	-	9,670,339	12.50%	12.50%	3/31/2024
MKG DoubleTree Loan(7)	15,300,000	-	15,300,000	10.25%	10.25%	10/13/2023
Convertible PIPE Notes	28,564,911	(5,597,283)	22,967,628	10.00%	24.40%	3/31/2025
Canton Cooperative Agreement	2,570,000	(163,139)	2,406,861	3.85%	5.35%	5/15/2040
CH Capital Loan(5)(6)(8)	9,340,269	-	9,340,269	12.50%	12.50%	3/31/2024
Constellation EME #2(4)	2,800,533	-	2,800,533	5.93%	5.93%	4/30/2026
IRG Split Note(5)(6)(9)	4,542,782	-	4,542,782	12.50%	12.50%	3/31/2024
JKP Split Note(5)(6)(9)	4,542,782	-	4,542,782	12.50%	12.50%	3/31/2024
ErieBank Loan	19,888,626	(487,073)	19,401,553	9.50%	9.74%	12/15/2034
PACE Equity Loan	8,104,871	(269,319)	7,835,552	6.05%	6.18%	7/31/2047
PACE Equity CFP	2,984,572	(25,570)	2,959,002	6.05%	6.10%	7/31/2046
CFP Loan(6)(10)	4,252,006	-	4,252,006	12.50%	12.50%	3/31/2024
Stark County Community Foundation	5,000,000	-	5,000,000	6.00%	6.00%	5/31/2029
CH Capital Bridge Loan(6)	11,068,877	-	11,068,877	12.50%	12.50%	3/31/2024
Stadium PACE Loan	33,387,844	(1,656,470)	31,731,374	6.00%	6.51%	1/1/2049
Stark County Infrastructure Loan	5,000,000	-	5,000,000	6.00%	6.00%	8/31/2029
City of Canton Infrastructure Loan	5,000,000	(10,437)	4,989,563	6.00%	6.04%	6/30/2029
TDD Bonds	7,425,000	(658,471)	6,766,529	5.41%	5.78%	12/1/2046
TIF	18,100,000	(1,550,706)	16,549,294	6.375%	6.71%	12/30/2048
CH Capital Retail	2,000,000	-	2,000,000	8.8%	8.8%	9/27/2027
Total	$212,730,901	$(10,422,920)	$202,307,981

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

During the three months ended September 30, 2023 and 2022, the Company recorded amortization of note discounts of $1,419,684 and $1,132,440, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded amortization of note discounts of $3,157,815 and $3,610,738, respectively.

During the nine months ended September 30, 2023 and 2022, the Company recorded paid-in-kind interest of $4,334,790 and $2,659,044, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

See below footnotes for the Company’s notes payable:

(1)	The Company’s notes payable are subject to certain customary financial and non-financial covenants. As of September 30, 2023 and 2022 the Company was in compliance with or has obtained waivers for all of its notes payable covenants. Many of the Company’s notes payable are secured by the Company’s developed and undeveloped land and other assets.

(2)	The Company had 3,600 and 1,800 shares of Series A Preferred Stock outstanding and 52,800 and 52,800 shares of Series A Preferred Stock authorized as of September 30, 2023 and December 31, 2022, respectively. The Series A Preferred Stock is required to be redeemed for cash after five years from the date of issuance.

(3)	The Company has the option to extend the loan’s maturity date for three years, to July 1, 2030, if the Company meets certain criteria in terms of the hotel occupancy level and maintaining certain financial ratios.

(4)	The Company also has a sponsorship agreement with Constellation New Energy, Inc., the lender of the Constellation EME #2 note.

(5)	On March 1, 2022, the Company entered into amendments to certain of its IRG and IRG-affiliated notes payable. See discussion below for the accounting and assumptions used in the transactions.

(6)	On November 7, 2022, the Company entered into amendments to certain of its IRG and IRG-affiliated notes payable. See discussion below for the accounting and assumptions used in the transactions.

(7)	On March 1, 2022, HOF Village Hotel II, LLC, a subsidiary of the Company, entered into an amendment to the MKG DoubleTree Loan with the Company’s director, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender, which extended the maturity to September 13, 2023. The Company accounted for this amendment as a modification, and expensed approximately $38,000 in loan modification costs. In August 2023, the Company and CNB Bank further amended the loan to extend the maturity date to October 13, 2023 in order to facilitate a successful refinancing. On October 12, 2023, the Company further amended this loan and extended its maturity date. See Note 13, Subsequent Events, for more information.

(8)	On March 1, 2022, CH Capital Lending purchased and acquired, the Company’s $7.4 million Aquarian Mortgage Loan (as thereafter amended and acquired by CH Capital Lending, the “CH Capital Loan”).

(9)	On March 1, 2022, pursuant to an Assignment of Promissory Note, dated March 1, 2022, IRG assigned (a) a one-half (½) interest in the IRG Note to IRG (the “IRG Split Note”) and (b) a one-half (½) interest in the IRG Note to JKP (the “JKP Split Note”). See “IRG Split Note” and “JKP Split Note”, below.

(10)	See “CFP Loan”, below, for a description of the loan along with the valuation assumptions used to value the warrants issued in connection with the loan.

(11)	See “TIF Loan”, below, for a description of the loan.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Accrued Interest on Notes Payable

As of September 30, 2023 and December 31, 2022, accrued interest on notes payable, were as follows:

	September 30, 2023	December 31, 2022
Preferred Equity Loan	$68,930	$64,575
City of Canton Loan	1,596	1,555
New Market/SCF	91,000	-
MKG DoubleTree Loan	127,499	121,656
Canton Cooperative Agreement	113,324	48,708
CH Capital Loan	60,352	55,328
IRG Split Note	28,490	28,490
JKP Split Note	35,138	35,138
ErieBank Loan	173,644	140,394
PACE Equity CFE Loan	81,983	213,842
CFP Loan	6,194	5,245
Stark County Community Foundation	227,500	-
CH Capital Bridge Loan	-	70,659
Stadium PACE Loan	166,939	166,939
TDD Bonds	114,012	13,533
TIF	288,469	-
CH Capital Retail	3,911	-
Total	$1,588,981	$966,062

The amounts above were included in “accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheets.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

TIF Loan

On February 2, 2023, the Company received proceeds from the issuance on such date by Stark County Port Authority (“Port Authority”) of $18,100,000 principal amount Tax Increment Financing (“TIF”) Revenue Bonds, Series 2023 (“2023 Bonds”). Of the $18,100,000 principal amount, approximately $6.8 million was used to reimburse the Company for a portion of the cost of certain roadway improvements within the Hall of Fame Village grounds, approximately $8.6 million was used to pay off the Development Finance Authority of Summit County (“DFA”) Revenue Bonds, Series 2018 (“2018 Bonds”) that had been acquired by the Company in December 2022 pursuant to a previously disclosed arrangement (such that the Company received the payoff of the 2018 Bonds), approximately $1.2 million was used to pay costs of issuance of the 2023 Bonds, and approximately $.9 million was used to fund a debt service reserve held by The Huntington National Bank (“2023 Bond Trustee”), as trustee for the 2023 Bonds. The maturity date of the 2023 Bonds is December 30, 2048. The interest rate on the 2023 Bonds is 6.375%. Interest payments are due on the 2023 Bonds semi-annually on June 30 and December 30 of each year, commencing June 30, 2023.

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

To the extent statutory service payments and minimum service payments exceed the amounts required for debt service on the 2023 Bonds, the excess paid will first increase and/or restore the 2023 Bonds fund reserve to a maximum of 10% of the original principal amount of the 2023 Bonds (i.e., $1,810,000) and then to redeem the 2023 Bonds, with the amount paid applied to the principal balance of the 2023 Bonds. The 2023 Bonds fund reserve (initially 5% (i.e., $905,000) subject to increase up to 10%) mentioned above will be maintained to be used for payment of debt service and administrative fees if there are insufficient funds generated from the statutory service payments, minimum service payments and Developer Shortfall Payments, and, to the extent unused, make the final 2023 Bonds payment of debt service.

November 7, 2022 Refinancing Transactions

On November 7, 2022, the Company and IRG entered into a letter agreement (the “IRG Letter Agreement”) whereby IRG agreed that IRG’s affiliates and related parties (“IRG Affiliate Lenders”) will provide the Company and its subsidiaries with certain financial support described below in exchange for certain consideration described below. The financial support provided under the IRG Letter Agreement consists of the following (“IRG Financial Support”):

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

(b)	Increase interest rate on all IRG loans to 12.5% per annum of which 4.5% is paid in kind

(c)	Make all IRG loans convertible at $12.77 per share

(d)	Modify the Series C through Series G Warrants to be exercisable at $12.77 per share

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

November 7, 2022 Refinancing Transactions, continued

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

CFP Loan

On April 27, 2022, Midwest Lender Fund, LLC, a limited liability company wholly owned by our director Stuart Lichter (“MLF”), loaned $4,000,000 (the “CFP Loan”) to HOF Village Center for Performance, LLC (“HOF Village CFP”). Interest accrues on the outstanding balance of the CFP Loan at 6.5% per annum, compounded monthly. The CFP Loan matures on March 31, 2024. The CFP Loan is secured by a mortgage encumbering the Center for Performance.

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

On November 7, 2022, the Company further amended the CFP Loan in order to add an extension option that the Company may exercise at any time in order to extend the CFP Loan to March 31, 2025. In exchange for the amendment, the interest rate of the CFP Loan was increased to 12.5% per annum. See Note 13, Modification Agreements for an update regarding the extension option.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Notes Payable, net (continued)

Huntington Loan – CH Capital Retail

On September 27, 2022, HOF Village Retail I, LLC and HOF Village Retail II, LLC, subsidiaries of the Company, as borrowers (the “Subsidiary Borrowers”), entered into a loan agreement with The Huntington National Bank (“HNB”), pursuant to which the lender agreed to loan up to $10,000,000 to the Subsidiary Borrowers, which may be drawn upon the Project achieving certain debt service coverage ratios. Under the Note, the outstanding amount of the Loan bears interest at a per annum rate equal to the Term SOFR (as defined in the Note) plus a margin ranging from 2.60% to 3.50% per annum.

The Loan matures on September 27, 2024 (the “Initial Maturity Date”). However, Subsidiary Borrowers have the option (the “Extension Option”) to extend the Initial Maturity Date for an additional thirty six (36) months.

Additionally, in connection with the Huntington Loan, on September 27, 2022, the Company entered into an interest rate swap agreement with a notional amount of $10 million to hedge a portion of the Company’s outstanding Secured Overnight Financing Rate (“SOFR”) debt with a fixed interest rate of 4.0%. On September 21, 2023, the Company repurchased and terminated the interest rate swap.

On September 21, 2023, CH Capital Lending, LLC (“Lender”), an affiliate of our director Stuart Lichter, succeeded to the rights and obligations of HNB under the Loan Agreement pursuant to the Assignment of Note, Security Instrument and Other Loan Documents. Also, on September 21, 2023, the Company, Retail and Lender entered into the Joinder and First Amendment to Loan Agreement (“First Joinder and Amendment”), pursuant to which (i) the Company becomes a borrower under the Loan Agreement (the Company together with Retail, “Borrower”); (ii) the Loan Agreement is amended to provide that Borrower will have the right to use up to Two Million Dollars ($2,000,000) of the loan proceeds for the purpose of paying the costs of construction of the Hall of Fame Village Waterpark which will be owned by the Company or its affiliates or subsidiaries (the “Permitted Purpose”); provided, that in the event Borrower desires to use more than Two Million Dollars ($2,000,000) for the Permitted Purpose, Borrower must obtain the written consent of Lender; and (iii) the Loan Agreement is amended to provide that so long as loan proceeds are used solely for the Permitted Purpose, Lender waives conditions to loan funding up to the amount of $2,000,000, with any future waiver of conditions to additional loan funding subject to the written consent of Lender. See Note 13, for an update regarding Second and Third Amendments to the Loan Agreement.

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of September 30, 2023 are as follows:

For the years ending December 31,	Amount
2023 (three months)(a)	$4,710,794
2024	50,841,971
2025	32,916,923
2026	3,628,669
2027	7,465,957
Thereafter(a)	113,166,587
Total Gross Principal Payments	$212,730,901

Less: Debt discount and deferred financing costs	(10,422,920)

Total Net Principal Payments	$202,307,981

(a)	This table reflects the October 2023 amendment of the MKG DoubleTree Loan, where the Company repaid $4,000,000 of the loan and extended the remaining portion of the loan into 2028. See Note 13 – Subsequent Events for more information.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity, (continued)

2020 Omnibus Incentive Plan

On July 1, 2020, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 82,397 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by 181,818 the number of shares of Common Stock, that will be available for issuance under the 2020 Omnibus Incentive Plan. On June 7, 2023, the Company’s stockholders further approved an amendment to increase by 275,000 the number of shares available under the 2020 Omnibus Incentive Plan. As of September 30, 2023, 160,498 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Equity Distribution Agreement

On September 30, 2021, the Company entered into an Equity Distribution Agreement with Wedbush Securities Inc. and Maxim Group LLC with respect to an at-the-market offering program under which the Company may, from time to time, offer and sell shares of the Company’s Common Stock having an aggregate offering price of up to $50,000,000 (as of September 30, 2023). From January 1 through September 30, 2023, there were 4,878 shares sold. Subsequent to September 30, 2023, the Company amended the Equity Distribution Agreement and reduced its availability. See Note 13 – Subsequent Events.

Issuance of Restricted Stock Awards

The Company’s activity in restricted Common Stock was as follows for the nine months ended September 30, 2023:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2023	-		$-
Granted	15,318		$9.15
Vested	(15,318)		$9.15
Non–vested at September 30, 2023	-	$

For the three months ended September 30, 2023 and 2022, stock-based compensation related to restricted stock awards was $43,273 and $177,411, respectively. For the nine months ended September 30, 2023 and 2022, stock-based compensation related to restricted stock awards was $140,202 and $1,630,871, respectively. Stock-based compensation related to restricted stock awards was included as a component of “Operating expenses” in the condensed consolidated statements of operations. As of September 30, 2023, unamortized stock-based compensation costs related to restricted share arrangements were $0.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity, (continued)

Issuance of Restricted Stock Units

During the nine months ended September 30, 2023, the Company granted an aggregate of 112,033 Restricted Stock Units (“RSUs”) to its employees and directors, of which 106,001 were granted under the 2020 Omnibus Incentive Plan and 6,032 were granted under the HOFV 2023 Inducement Plan. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which approximated $14.02 per share for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

The Company’s activity in RSUs was as follows for the nine months ended September 30, 2023:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2023	134,799	$28.74
Granted	112,033	$14.02
Vested	(74,786)	$29.93
Forfeited	(11,411)	$13.65
Non–vested at September 30, 2023	160,635	$18.99

For the three months ended September 30, 2023 and 2022, the Company recorded $591,346 and $529,549, respectively, in stock-based compensation expense related to restricted stock units. For the nine months ended September 30, 2023 and 2022, the Company recorded $1,931,924 and $1,618,508, respectively, in stock-based compensation expense related to restricted stock units. Stock-based compensation expense is a component of “Operating expenses” in the condensed consolidated statements of operations. As of September 30, 2023, unamortized stock-based compensation costs related to restricted stock units were $1,720,679 and will be recognized over a weighted average period of 1.5 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Stockholders’ Equity (continued)

Issuance of Performance Stock Units

During the nine months ended September 30, 2023, the Company granted an aggregate of 88,965 Performance Stock Units (“PSUs”) to its Chief Executive Officer. The PSUs were valued at the value of the Company’s Common Stock on the date of grant, which approximated $9.62 per share for these awards. The PSUs vest upon the achievement of certain performance targets.

The Company’s activity in PSUs was as follows for the nine months ended September 30, 2023:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2023	-
Granted	88,965	$9.62
Vested	-
Forfeited	-
Non–vested at September 30, 2023	88,965	$9.62

For the three months ended September 30, 2023 and 2022, the Company recorded $148,540 and $0, respectively, in stock-based compensation expense related to performance stock units. For the nine months ended September 30, 2023 and 2022, the Company recorded $448,084 and $0, respectively, in stock-based compensation expense related to performance stock units. Stock-based compensation expense is a component of “Operating expenses” in the condensed consolidated statements of operations. As of September 30, 2023, unamortized stock-based compensation costs related to restricted stock units were $151,022 and will be recognized over a weighted average period of 0.3 years.

Warrants

The Company’s warrant activity was as follows for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding – January 1, 2023	2,003,649	$149.09	2.86	$-
Outstanding – September 30, 2023	2,003,649	$149.09	2.11	$-
Exercisable – September 30, 2023	2,003,649	$149.09	2.11	$-

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

The Company is pursuing dispute resolution pursuant to the terms of the Naming Rights Agreement to simultaneously defend against JCI’s allegations and pursue its own claims. The Company anticipates that resolution of the dispute regarding the Naming Rights Agreement will include the TAAS Agreement. The parties participated in mediation in November 2022, but were unable to reach a resolution. On January 24, 2023, Newco filed a demand for arbitration, asserting claims against JCI for breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment. On February 16, 2023, JCI filed its response, generally denying Newco’s allegations and asserting counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On March 9, 2023, Newco filed its response to JCI’s counterclaims, generally denying JCI’s allegations. A panel of three arbitrators has been constituted to hear and determine the dispute. On October 4, 2023, the Company and JCI commenced an arbitration hearing in Ohio to determine the outcome of the dispute. The ultimate outcome of this dispute cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying condensed consolidated financial statements. During the year ended December 31, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of September 30, 2023 and December 31, 2022 in the amount of $8,375,000 and $4,812,500, respectively. The balances due under the Naming Rights Agreement as of September 30, 2023 and December 31, 2022 amounted to $10,260,417 and $6,635,417 respectively.

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

As of September 30, 2023, scheduled future cash to be received under the agreements, excluding the Johnson Controls Naming Rights Agreement, is as follows:

Year ending December 31,

2023 (three months)	$842,703
2024	2,592,515
2025	2,461,078
2026	2,017,265
2027	1,757,265
Thereafter	4,609,529

Total	$14,280,355

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended September 30, 2023 and 2022, the Company recognized $689,753 and $748,033 of net sponsorship revenue, respectively, and for the nine months ended September 30, 2023 and 2022, $2,054,464 and $2,020,095, respectively.

Note 7: Other Commitments

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. In consideration of the services performed by Crestline, the Company agreed to the greater of: 2.75% of gross revenues (which increased from 2% in the beginning of the agreement) or $10,000 per month in base management fees and other operating expenses. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024. For the three months ended September 30, 2023 and 2022, the Company incurred $61,830 and $51,466, respectively in management fees, and for the nine months ended September 30, 2023 and 2022, $162,581 and $114,310, respectively in management fees.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7: Other Commitments (continued)

Management Agreement with Shula’s Steak Houses, LLLP

On October 7, 2020, the Company entered into a management agreement with Shula’s Steak Houses, LLLP (“Shula’s”). The Company appointed and engaged Shula’s to develop, operate and manage the Don Shula’s American Kitchen restaurant. In consideration of the services performed by Shula’s, the Company agreed to a monthly license/management fee in an amount equal to five percent of gross sales. The initial term of the agreement is for a period of ten years. For the three months ended September 30, 2023 and 2022, the Company incurred $34,322 and $0, respectively, in management fees, and for the nine months ended September 30, 2023 and 2022, $77,801 and $0, respectively, in management fees.

Constellation EME Express Equipment Services Program

On February 1, 2021, the Company entered into a contract with Constellation whereby Constellation will sell and/or deliver materials and equipment purchased by the Company. The Company is required to maintain an escrow account held by Constellation, representing adequate assurance of future performance. Constellation will invoice the Company in 60 monthly installments, which began in April 2021 for $103,095. Additionally, the Company has one note payable with Constellation. See Note 4 for more information.

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

As part of this agreement, Newco will receive a limited equity interest in BETR and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing. The limited equity interest was in the form of penny warrants initially valued at $4,000,000 at the grant date. The grant date value of these warrants were recorded as deferred revenue (within Other Liabilities on the condensed consolidated Balance Sheets) and will be amortized over the life of the sports betting agreement. The Company is also recognizing the change in fair value of the warrants under “change in fair value of investments available for sale” on the condensed consolidated statements of operations.

On November 2, 2022, the Company secured conditional approval from the state for mobile and retail sports betting. The Ohio Casino Control Commission provided the required authorization for HOFV to gain licensing for a physical sports betting operation – called a sportsbook – as well as an online sports betting platform, under Ohio’s sports betting law H.B.29. As of January 1, 2023, sports betting is legal in Ohio for anyone in the state that is of legal betting age. The conditional approval requires that the Company accept bets under both the mobile and retail sports books prior to December 31, 2023.  The Company satisfied that condition for the mobile sports book.  However, the Company does not currently have a sports betting partner for its retail sports book.  If the Company does not take an in-person sports bet through an approved retail partner at its designated facility by December 31, 2023, or otherwise obtain a waiver to this requirement, then the Ohio Casino Control Commission may take administrative actions to revoke the Company’s retail license. The Company is in communication with the Ohio Casino Control Commission regarding a potential waiver that would extend this deadline.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7: Other Commitments (continued)

Other Liabilities

Other liabilities consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Activation fund reserves	$3,601,209	$3,511,185
Deferred revenue	7,617,867	6,867,970
Deposits and other liabilities	495,498	300,549
Total	$11,714,574	$10,679,704

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

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Due to IRG Member	$555,325	$345,253
Due to PFHOF	697,036	510,232
Total	$1,252,361	$855,485

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

The future minimum payments under this agreement as of September 30, 2023 are as follows:

For the years ending December 31,	Amount
2023 (three months)	$-
2024	600,000
2025	600,000
2026	600,000
2027	600,000
Thereafter	6,750,000
Total Gross Principal Payments	$9,150,000

During the three months ended September 30, 2023 and 2022, the Company paid $300,000 and $212,500 of the annual license fee, respectively, and for the nine months ended September 30, 2023 and 2022, $600,000 and $581,250, respectively.

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

Provide One Year Extension Option for All IRG Affiliate Lender Loans. All loans from affiliates and related parties of IRGLLC (“IRG Affiliate Lenders”) will be amended to provide for an optional one-year extension of their maturity until March 31, 2025 for a one percent extension fee, which is payable if and when an IRG Affiliate Lender loan is extended. The IRG Affiliate Lender loans consist of the following: (i) Bridge Loan, with an existing modified maturity date of March 31, 2024; (ii) the term loan, payable to CHCL, with an existing maturity of March 31, 2024; (iii) the first amended and restated promissory note, dated March 1, 2022, payable to IRG, LLC, with an existing maturity of March 31, 2024; (iv) the first amended and restated promissory note, dated March 1, 2022, payable to JKP Financial, LLC, with an existing maturity of March 31, 2024; (v) the Secured Cognovit Promissory Note, dated as of June 19, 2020, assigned June 30, 2020 and amended December 1, 2020 and March 1, 2022, payable to JKP Financial, LLC, with an existing maturity of March 31, 2024; and (vi) the promissory note, dated April 27, 2022, payable to Midwest Lender Fund, LLC (“MLF”), with an existing maturity of April 30, 2023, and with an option to extend the maturity until March 31, 2024. See Note 13, Modification Agreements for an update regarding the extension option.

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

Pro Football Hall of Fame Purchase Agreement

On August 1, 2023, the Company and PFHOF entered into a real estate purchase agreement, where by the Company sold to PFHOF certain real estate in exchange for $250,000. There were certain other customary conditions that were satisfied prior to the closing of the transaction.

Note 10: Concentrations

For the three months ended September 30, 2023, two customers represented approximately 43.4% and 18.5% of the Company’s sponsorship revenue. For the three months ended September 30, 2022, two customers represented approximately 40% and 17% of the Company’s sponsorship revenue. No other customer represented more than 10% of sponsorship revenue.

For the nine months ended September 30, 2023, two customers represented approximately 42.7% and 18.2% of the Company’s sponsorship revenue. For the nine months ended September 30, 2022, two customers represented approximately 43.4% and 18.5% of the Company’s sponsorship revenue. No other customer represented more than 10% of sponsorship revenue.

As of September 30, 2023, one customer represented approximately 85.8% of the Company’s sponsorship accounts receivable. As of December 31, 2022, one customer represented approximately 94.4% of the Company’s sponsorship accounts receivable. No other customer represented more than 10% of outstanding accounts receivable.

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

The Company’s operating leases are comprised primarily of ground leases and equipment leases. Balance sheet information related to our leases is presented below:

	September 30,	December 31,
	2023	2022
Operating leases:
Right-of-use assets	$7,423,884	$7,562,048
Lease liability	3,425,314	3,413,210

Other information related to leases is presented below:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating lease cost	$389,330	$386,279
Other information:
Operating cash flows from operating leases	240,234	238,723
Weighted-average remaining lease term – operating leases (in years)	90.9	91.8
Weighted-average discount rate – operating leases	10.0%	10.0%

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11: Leases (continued)

As of September 30, 2023, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2023 (three months)	$78,063
2024	311,900
2025	311,900
2026	311,900
2027	311,900
Thereafter	41,125,000
Total future minimum lease payments, undiscounted	42,450,663
Less: imputed interest	(39,025,349)
Present value of future minimum lease payments	$3,425,314

Lessor Commitments

As of September 30, 2023, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries.

Property and equipment currently under lease consists of the following:

	September 30, 2023	December 31, 2022
Land	$5,067,746	$5,141,008
Land improvements	189,270	185,995
Building and improvements	70,401,795	52,420,168
Equipment	2,797,189	672,733
Property and equipment, gross	78,456,000	58,419,904

Less: accumulated depreciation	(4,180,753)	(1,983,382)
Property and equipment, net	$74,275,247	$56,436,522

Lease revenue is included in “Event, rents and other revenues” in the condensed consolidated statements of operations. During the three months ended September 30, 2023 and 2022, the Company recorded $372,015 and $6,200 of lease revenue, respectively and for the nine months ended September 30, 2023 and 2022, the Company recorded $549,166 and $14,318 of lease revenue, respectively. The future minimum lease commitments under these leases, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:
2023 (three months)	$187,583
2024	845,226
2025	830,044
2026	834,633
2027	822,605
Thereafter	3,360,817
Total	$6,880,908

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12: Financing Liability

On September 27, 2022 the Company sold the land under the Company’s Fan Engagement Zone to Twain GL XXXVI, LLC (“Twain”). Simultaneously, the Company entered into a lease agreement with Twain (the sale of the property and simultaneous leaseback is referred to as the “Sale-Leaseback”). The Sale-Leaseback is repayable over a 99-year term. Under the terms of the lease agreement, the Company’s initial base rent is approximately $307,125 per quarter, with annual increases of approximately 2% each year of the term. The Company has a right to re-purchase the land from Twain at any time on or after September 27, 2025 at a fixed price according to the lease.

On November 7, 2022, HOF Village Waterpark, LLC (“HOFV Waterpark”), sold the land under the Company’s future waterpark to Oak Street Real Estate Capital, LLC (“Oak Street”). Simultaneously, the Company entered into a lease agreement with Oak Street. The Sale-Leaseback for the waterpark is repayable over a 99-year term. Under the terms of the leaseback agreement, the Company’s initial base rent is $4,375,000 per annum, payable monthly, with customary escalations over the lease term. On November 7, 2022, Oak Street and HOFV Waterpark also entered into a Purchase Option Agreement (the “Purchase Option Agreement”), pursuant to which HOFV Waterpark is granted an option to purchase the waterpark property back from Oak Street that can be exercised during the period beginning on December 1, 2027 and ending on November 30, 2034 (the “Option Period”).

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

As of September 30, 2023, the carrying value of the financing liability was $61,953,243, representing $2,200,799,025 in remaining payments under the leases, net of a discount of $2,138,845,782. The lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

As of December 31, 2022, the carrying value of the financing liability was $60,087,907, representing $2,204,080,276 in remaining payments under the leases, net of a discount of $2,143,992,369. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability, for the fiscal years ending December 31 are as follows:

2023 (three months)	$738,280
2024	4,672,544
2025	5,865,396
2026	6,005,734
2027	6,149,455
Thereafter	2,177,367,616
Total Minimum Liability Payments	2,200,799,025
Imputed Interest	(2,138,845,782)
Total	$61,953,243

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13: Subsequent Events

Subsequent events have been evaluated through the date the condensed consolidated financial statements were issued. Except as disclosed below, no events have been identified requiring disclosure or recording.

Amendments to $10,000,000 Loan Agreement

On October 6, 2023, the Company, HOF Village Retail I, LLC and HOF Village Retail II, LLC (collectively, “Retail”) and CH Capital Lending, LLC (“Lender”), an affiliate of our director Stuart Lichter, entered into the Second Amendment to Loan Agreement (“Second Amendment”), pursuant to which (i) no interest or principal shall be due and payable from the effective date through the initial maturity date and all interest that accrues during the deferral period shall accrue at the non-default rate and be added to the outstanding principal balance of the loan; (ii) the Loan Agreement was amended to provide that the Company together with Retail (“Borrower”) will have the right to use up to $4,000,000 of the loan proceeds for the purpose of paying the costs of construction of the Hall of Fame Village Waterpark which will be owned by the Company or its affiliates or subsidiaries (the “Permitted Purpose”) provided, that in the event Borrower desires to use more than $4,000,000 for the Permitted Purpose, Borrower must obtain the written consent of Lender; and (iii) the Loan Agreement was amended to provide that so long as loan proceeds are used solely for the Permitted Purpose, Lender waives conditions to loan funding up to the amount of $4,000,000, with any future waiver of conditions to additional loan funding subject to the written consent of Lender.

On October 16, 2023, the Company, Retail and Lender, an affiliate of our director Stuart Lichter, entered into the Third Amendment to Loan Agreement (“Third Amendment”), pursuant to which the Loan Agreement, which provides for the Company to borrow up to $10,000,000, is amended to provide that the Company together with Retail (“Borrower”) will (i) have the right to use up to $6,000,000 of the loan proceeds for the purpose of paying the costs of construction of the Hall of Fame Village Waterpark which will be owned by the Company or its affiliates or subsidiaries (the “Permitted Purpose”); provided, that in the event Borrower desires to use more than $6,000,000 for the Permitted Purpose, Borrower must obtain the written consent of Lender; and (ii) the Loan Agreement is amended to provide that so long as loan proceeds are used solely for the Permitted Purpose, Lender waives conditions to loan funding up to the amount of $6,000,000, with any future waiver of conditions to additional loan funding subject to the written consent of Lender. The effect of the Third Amendment is to permit the Company to draw an additional $2,000,000 under the $10,000,000 Loan Agreement for the Permitted Purpose.

Modification Agreements

On October 6, 2023, the Company and certain of its subsidiaries entered into a Modification Agreement with CH Capital Lending, LLC, IRG, LLC and Midwest Lender Fund, LLC (“IRG Investors”) that deferred interest payments from July 1, 2023 until March 31, 2024 (“Deferral Period”) owed under its loan arrangements with such IRG Investors. Simultaneously, the Company and certain of its subsidiaries entered into a similar Modification Agreement with JKP Financial LLC (“JKP”) that deferred interest payments during the Deferral Period owed under its loan arrangements with JKP.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13: Subsequent Events (continued)

Limited Waiver of Anti-Dilution Adjustment Rights

On October 6, 2023, the Company and certain of its subsidiaries entered into a Limited Waiver Agreement (the “IRG Affiliates Limited Waiver”) with CH Capital Lending, LLC (“CHCL”), IRG, LLC (“IRG”) and Midwest Lender Fund, LLC (“MLF” and together with CHCL and IRG, the “IRG Investors”), which are affiliates of our director Stuart Lichter, pursuant to which the IRG Investors waived any anti-dilution adjustment right with respect to (i) the exercise price of our Series C Warrants, Series D Warrants, Series E Warrants and Series G Warrants, (ii) the conversion price of Series C Preferred Stock held by CHCL, and (iii) the conversion price of approximately $28.7 million in our indebtedness held by the IRG Investors, in each case solely with respect to offerings under a September 2023 engagement letter with Maxim Group LLC (“Engagement Agreement”). Also on October 5, 2023, the Company entered into a Limited Waiver Agreement (the “JKP Limited Wavier”) with JKP Financial, LLC (“JKP”), pursuant to which JKP waived any anti-dilution adjustment right with respect to (i) the exercise price of our Series F Warrants and (ii) the conversion price of approximately $13.9 million in our indebtedness held by JKP, in each case solely with respect to offerings under the Engagement Agreement.

DoubleTree Finance Transactions

On October 10, 2023, HOF Village Hotel II, LLC (“Hotel II”), a subsidiary of the Company, as borrower, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (“ErieBank”) entered into a Third Amendment to Loan Documents (“Third Amendment to Loan”) and Second Amendment to Promissory Note (“Second Amendment to Note”), with consent from subordinate lienholders Newmarket Project Inc. (“Newmarket”) and the City of Canton, Ohio (“City”), which extended the maturity date of an existing loan with ErieBank from October 13, 2023 to September 13, 2028, reflected a reduction in the outstanding principal balance of the Note from $15,300,000 to $11,000,000 using proceeds from the PACE Bonds and TDD Bonds discussed below, and adjusted the interest rate to 3.5% plus the five year Federal Home Loan Bank Rate of Pittsburgh, with a floor of 7.5% per annum. In connection with entering into the Third Amendment to Loan and the Second Amendment to Note, Hotel II paid customary fees and expenses.

On October 10, 2023, Hotel II closed on a transaction that included entering into an Energy Project Cooperative Agreement (the “PACE Cooperative Agreement”) among the City of Canton, Ohio (the “City”), the Canton Regional Energy Special Improvement District, Inc., Hotel II, the Development Finance Authority of Summit County (“DFA”), and U.S. Bank Trust Company, National Association (“US Bank”), as trustee. Pursuant to the PACE Cooperative Agreement and a Resolution of the City Council of the City approving the Petition for Special Assessments for Special Energy Improvement Projects (the “Petition”) submitted by Hotel II, the City approved refinance of certain special energy improvements related to the hotel located in downtown Canton. DFA agreed to issue Jobs & Improvement Fund Program Taxable Revenue Bonds, Series 2023B (the “PACE Bonds”) in the original principal amount of $2,760,000. Hotel II agreed to pay special assessments levied on the property and to make certain minimum service payments with respect to the property equal to such special assessments, which payments are in the amount of all debt service and related charges in connection with the PACE Bonds. The PACE Bonds have a maturity date of May 15, 2040 and shall bear interest at the rate of 6.625% calculated on the basis of a 360-day year consisting of 12 months of 30 days each on May 15 and November 15 of each year commencing on November 15, 2023.

On October 10, 2023, Hotel II closed on a transaction that included entering into a Tourism Development District Cooperative Agreement (the “TDD Cooperative Agreement”) among the City of Canton, Ohio (the “City”), Hotel II, Cleveland-Cuyahoga County Port Authority (“CCCPA”), and Huntington National Bank, as trustee. Pursuant to the TDD Cooperative Agreement, the CCCPA agreed to issue its Port of Cleveland Bond Fund Taxable Development Revenue Bonds, Series 2023B (“TDD Bonds”) in the original principal amount of $3,445,000. The TDD Bonds are primarily payable from tourism development district revenues (“TDD Revenues”) derived from gross receipts and hotel tax. Hotel II also agreed to make minimum service payments to HNB, as trustee, with respect to improvements on the property in accordance with the terms of the TDD Declaration in the event of a shortfall in TDD Revenues. CCCPA has agreed to pledge the TDD revenue and any minimum service payments to HNB to secure debt service charges on the bonds. The Series TDD Bonds shall mature on May 15, 2044 and shall bear interest payable on each May 15 and November 15, commencing May 15, 2024 at the interest rate equal to 6.875% per annum. The Bond Reserve Deposit of 10% of the proceeds from the TDD Bonds was paid from the proceeds of the TDD Bonds.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13: Subsequent Events (continued)

Equity Distribution Agreement Amendment

On October 6, 2023, prior to the Company’s entry into the Underwriting Agreement, the Company and Maxim and Wedbush Securities, Inc. (“Wedbush”) entered into an Amendment No. 1 to the Equity Distribution Agreement, dated as of September 30, 2021, among the Company and Maxim and Wedbush (the “Equity Distribution Agreement Amendment”) pursuant to which the Company may offer and sell shares of Common Stock from time to time through Maxim and Wedbush in an “at the market offering” (the “ATM Facility”). The Equity Distribution Agreement Amendment was effective immediately and reduced the maximum aggregate offering price of the Common Stock that the Company may sell under the ATM Facility from $50,000,000 to $39,016,766.

Suspension of Sales Under At The Market Program

On October 10, 2023, the Company reduced the amount of shares of its Common Stock that could be issued and sold pursuant to its “at-the-market” program (“ATM”) with Wedbush Securities Inc. and Maxim Group LLC, as agents (the “Agents”), to an amount equal to $39,016,766. The reduction in the amount of shares that can be issued and sold under the ATM was effected pursuant to the Amendment No. 1 to Equity Distribution Agreement, which amended the Company’s Equity Distribution Agreement with the Agents, dated September 30, 2021 (the “Equity Distribution Agreement”), to reduce the aggregate offering price under the Equity Distribution Agreement from $50,000,000 to $39,016,766.

The Underwriting Agreement (defined below) requires that we not issue any shares of our Common Stock for 90 days after October 11, 2023, subject to certain exceptions, and as a result, we have suspended sales pursuant to our ATM under our Equity Distribution Agreement during such period.

Underwriting Agreement; Public Offering

On October 11, 2023, the Company entered into a underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim” or the “Underwriter”), relating to a firm commitment public offering of (a) 750,000 shares of our common stock (the “Common Stock”), $0.0001 par value per share (the “Common Stock”) and (b) warrants to purchase up to 750,000 shares of Common Stock, at an exercise price of $3.75 per share (the “Warrants”), at an aggregate price of $3.75 per share and accompanying Warrant. Following closing, the Warrant is exercisable at $3.75 per share for a five-year period. Under the terms of the Underwriting Agreement, we granted the Underwriters a 45-day option an option to purchase up to an additional 112,500 shares of Common Stock and Warrants from us. The closing of the offering occurred on October 13, 2023. The gross proceeds to us from the sale of the shares of Common Stock and Warrants before deducting underwriting discounts and commissions and estimated offering expenses payable by us, was approximately $2,800,000. The Underwriting Agreement includes customary representations, warranties and covenants, and customary conditions to closing, expense and reimbursement obligations and termination provisions. Additionally, under the terms of the Underwriting Agreement, we have agreed to indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments the Underwriters may be required to make with respect to these liabilities.

Warrant Agency Agreement

On October 13, 2023, prior to the closing of the offering, the Company entered into a warrant agency agreement (the “Warrant Agency Agreement”) with Continental Stock Transfer & Trust Company (“Continental”), to serve as the Company’s warrant agent for the Warrants. Upon the closing of the offering, Continental will issue the Warrants. The Warrants are exercisable upon issuance and expire five years from the date they first became exercisable.

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

Business Overview

We are a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, we own the DoubleTree by Hilton located in downtown Canton and the Hall of Fame Village, which is a multi-use sports and entertainment destination centered around the PFHOF’s campus. We are creating a diversified set of revenue streams through developing themed attractions, premier entertainment programming and sponsorships. We are pursuing a diversified strategy across three pillars, including destination-based assets, the Media Company, and gaming.

The strategic plan has been developed into three phases: Phase I, Phase II, and Phase III. Phase I of the Hall of Fame Village is operational, consisting of the Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex, and HOF Village Media Group, LLC (“Hall of Fame Village Media” or the “Media Company”) and gaming. The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the NFL Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. The ForeverLawn Sports Complex hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. Hall of Fame Village Media leverages the sport of professional football to produce exclusive programming. For example, licensing the extensive content controlled by the PFHOF.

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

Our operating expenses include the costs associated with running and maintaining operational entertainment and destination assets such as the Tom Benson Hall of Fame Stadium and the ForeverLawn Sports Complex along with management and professional fees. Factors that will contribute to increased operating expenses include: more of our Phase II assets becoming operational, the addition of events for top performers, and sporting events.

Our depreciation expense includes the related costs of owning and operating significant property and entertainment assets. These expenses have grown as through completion of the Phase I and Phase II development.

Recent Developments

Dispute Regarding Naming Rights Agreement with Johnson Controls

The Company is in a dispute with JCI regarding the Naming Rights Agreement. The Company is pursuing dispute resolution pursuant to the terms of the Naming Rights Agreement to simultaneously defend against JCI’s allegations and pursue its own claims. The parties participated in mediation in November 2022, but were unable to reach a resolution. On January 24, 2023, Newco filed a demand for arbitration, asserting claims against JCI for breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment. On February 16, 2023, JCI filed its response, generally denying Newco’s allegations and asserting counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On March 9, 2023, Newco filed its response to JCI’s counterclaims, generally denying JCI’s allegations. A panel of three arbitrators has been constituted to hear and determine the dispute. On October 4, 2023, the Company and JCI commenced an arbitration hearing in Ohio to determine the outcome of the dispute. The ultimate outcome of this dispute cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the accompanying condensed consolidated financial statements. During the year ended December 31, 2022, the Company suspended its revenue recognition until the dispute is resolved and has recorded an allowance against the amounts due as of September 30, 2023 and December 31, 2022 in the amount of $8,375,000 and $4,812,500, respectively. The balances due under the Naming Rights Agreement as of September 30, 2023 and December 31, 2022 amounted to $10,260,417 and $6,635,417, respectively.

See Note 6: Sponsorship Revenue and Associated Commitments – Johnson Controls, Inc., for additional information relating to this dispute.

Second Amendment to $10,000,000 Loan Agreement

On October 6, 2023, the Company, HOF Village Retail I, LLC and HOF Village Retail II, LLC ( collectively, “Retail”) and CH Capital Lending, LLC (“Lender”), an affiliate of our director Stuart Lichter, entered into the Second Amendment to Loan Agreement (“Second Amendment”), pursuant to which (i) no interest or principal shall be due and payable from the effective date through the initial maturity date and all interest that accrues during the deferral period shall accrue at the non-default rate and be added to the outstanding principal balance of the loan; (ii) the Loan Agreement was amended to provide that the Company together with Retail (“Borrower”) will have the right to use up to Four Million Dollars ($4,000,000) of the loan proceeds for the purpose of paying the costs of construction of the Hall of Fame Village Waterpark which will be owned by the Company or its affiliates or subsidiaries (the “Permitted Purpose”) provided, that in the event Borrower desires to use more than Four Million Dollars ($4,000,000) for the Permitted Purpose, Borrower must obtain the written consent of Lender; and (iii) the Loan Agreement was amended to provide that so long as loan proceeds are used solely for the Permitted Purpose, Lender waives conditions to loan funding up to the amount of $4,000,000, with any future waiver of conditions to additional loan funding subject to the written consent of Lender.

Third Amendment to $10,000,000 Loan Agreement

On October 16, 2023, the Company, Retail and CH Capital Lending, LLC (“Lender”), an affiliate of our director Stuart Lichter, entered into the Third Amendment to Loan Agreement (“Third Amendment”), pursuant to which the Loan Agreement, which provides for the Company to borrow up to Ten Million Dollars ($10,000,000), was amended to provide that the Company together with Retail (“Borrower”) will (i) have the right to use up to Six Million Dollars ($6,000,000) of the loan proceeds for the purpose of paying the costs of construction of the Hall of Fame Village Waterpark which will be owned by the Company or its affiliates or subsidiaries (the “Permitted Purpose”); provided, that in the event Borrower desires to use more than $6,000,000 for the Permitted Purpose, Borrower must obtain the written consent of Lender; and (ii) the Loan Agreement was amended to provide that so long as loan proceeds are used solely for the Permitted Purpose, Lender waives conditions to loan funding up to the amount of $6,000,000, with any future waiver of conditions to additional loan funding subject to the written consent of Lender. The effect of the Third Amendment was to permit the Company to draw an additional $2,000,000 under the $10,000,000 Loan Agreement for the Permitted Purpose.

Limited Waiver of Anti-Dilution Adjustment Rights

On October 6, 2023, the Company and certain of its subsidiaries entered into a Limited Waiver Agreement with CH Capital Lending, LLC (“CHCL”), IRG, LLC (“IRG”) and Midwest Lender Fund, LLC (“MLF” and together with CHCL and IRG, the “IRG Investors”), which are affiliates of our director Stuart Lichter, pursuant to which the IRG Investors waived any anti-dilution adjustment right with respect to (i) the exercise price of our Series C Warrants, Series D Warrants, Series E Warrants and Series G Warrants, (ii) the conversion price of Series C Preferred Stock held by CHCL, and (iii) the conversion price of approximately $28. 7 million in our indebtedness held by the IRG Investors, in each case solely with respect to offerings under a September 2023 engagement letter with Maxim Group LLC. Simultaneously, the Company entered into a similar Limited Waiver Agreement with JKP Financial, LLC (“JKP”), pursuant to which JKP waived any anti-dilution adjustment right with respect to (i) the exercise price of our Series F Warrants and (ii) the conversion price of approximately $13.9 million in our indebtedness held by JKP, in each case solely with respect to offerings under the Engagement Agreement.

Modification Agreements

On October 6, 2023, the Company and certain of its subsidiaries entered into a modification agreement with the IRG Investors (the “IRG Investors Modification Agreement”) that defers interest payments from July 1, 2023 until March 31, 2024 (“Deferral Period”) owed under approximately $30.7 million in loan arrangements with such IRG Investors. Also on October 6, 2023, the Company and certain of its subsidiaries entered into a modification agreement with JKP Financial (the “JKP Modification Agreement”) that defers interest payments during the Deferral Period owed under approximately $13.9 million in loan arrangements with JKP.

DoubleTree Finance Transactions

On October 10, 2023, HOF Village Hotel II, LLC (“Hotel II”), a subsidiary of the Company, as borrower, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (“ErieBank”) entered into a Third Amendment to Loan Documents (“Third Amendment to Loan”) and Second Amendment to Promissory Note (“Second Amendment to Note”), with consent from subordinate lienholders Newmarket Project Inc. (“Newmarket”) and the City of Canton, Ohio (“City”), which extended the maturity date of an existing loan with ErieBank from October 13, 2023 to September 13, 2028, reflected a reduction in the outstanding principal balance of the Note from $15,300,000 to $11,000,000 using proceeds from the PACE Bonds and TDD Bonds discussed below, and adjusted the interest rate to 3.5% plus the five year Federal Home Loan Bank Rate of Pittsburgh, with a floor of7.5% per annum. In connection with entering into the Third Amendment to Loan and the Second Amendment to Note, Hotel II paid customary fees and expenses.

On October 10, 2023, Hotel II closed on a transaction that included entering into an Energy Project Cooperative Agreement (the “PACE Cooperative Agreement”) among the City of Canton, Ohio (the “City”), the Canton Regional Energy Special Improvement District, Inc., Hotel II, the Development Finance Authority of Summit County (“DFA”), and U.S. Bank Trust Company, National Association (“US Bank”), as trustee. Pursuant to the PACE Cooperative Agreement and a Resolution of the City Council of the City approving the Petition for Special Assessments for Special Energy Improvement Projects (the “Petition”) submitted by Hotel II, the City approved refinance of certain special energy improvements related to the hotel located in downtown Canton. DFA agreed to issue Jobs & Improvement Fund Program Taxable Revenue Bonds, Series 2023B (the “PACE Bonds”) in the original principal amount of $2,760,000. Hotel II agreed to pay special assessments levied on the property and to make certain minimum service payments with respect to the property equal to such special assessments, which payments are in the amount of all debt service and related charges in connection with the PACE Bonds. The PACE Bonds have a maturity date of May 15, 2040 and shall bear interest at the rate of 6.625% calculated on the basis of a 360-day year consisting of 12 months of 30 days each on May 15 and November 15 of each year commencing on November 15, 2023.

On October 10, 2023, Hotel II closed on a transaction that included entering into a Tourism Development District Cooperative Agreement (the “TDD Cooperative Agreement”) among the City of Canton, Ohio (the “City”), Hotel II, Cleveland-Cuyahoga County Port Authority (“CCCPA”), and Huntington National Bank, as trustee. Pursuant to the TDD Cooperative Agreement, the CCCPA agreed to issue its Port of Cleveland Bond Fund Taxable Development Revenue Bonds, Series 2023B (“TDD Bonds”) in the original principal amount of $3,445,000. The TDD Bonds are primarily payable from tourism development district revenues (“TDD Revenues”) derived from gross receipts and hotel tax. Hotel II also agreed to make minimum service payments to HNB, as trustee, with respect to improvements on the property in accordance with the terms of the TDD Declaration in the event of a shortfall in TDD Revenues. CCCPA has agreed to pledge the TDD revenue and any minimum service payments to HNB to secure debt service charges on the bonds. The Series TDD Bonds shall mature on May 15, 2044 and shall bear interest payable on each May 15 and November 15, commencing May 15, 2024 at the interest rate equal to 6.875% per annum. The Bond Reserve Deposit of 10% of the proceeds from the TDD Bonds was paid from the proceeds of the TDD Bonds.

Suspension of Sales Under At The Market Program

On October 10, 2023, the Company reduced the amount of shares of its Common Stock that could be issued and sold pursuant to its “at-the-market” program (“ATM”) with Wedbush Securities Inc. and Maxim Group LLC, as agents (the “Agents”), to an amount equal to $39,016,766. The reduction in the amount of shares that can be issued and sold under the ATM was effected pursuant to the Amendment No. 1 to Equity Distribution Agreement, which amended the Company’s Equity Distribution Agreement with the Agents, dated September 30, 2021 (the “Equity Distribution Agreement”), to reduce the aggregate offering price under the Equity Distribution Agreement from $50.0 million to $39,016,766.

The Underwriting Agreement (defined below) requires that we not issue any shares of our Common Stock for 90 days after October 11, 2023, subject to certain exceptions, and as a result, we have suspended sales pursuant to our ATM under our Equity Distribution Agreement during such period.

Underwriting Agreement; Public Offering

On October 11, 2023, the Company entered into a underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim” or the “Underwriter”), relating to a firm commitment public offering of (a) 750,000 shares of our common stock (the “Common Stock”), $0.0001 par value per share (the “Common Stock”) and (b) warrants to purchase up to 750,000 shares of Common Stock, at an exercise price of $3.75 per share (the “Warrants”), at an aggregate price of $3.75 per share and accompanying Warrant. Following closing, the Warrant is exercisable at $3.75 per share for a five-year period. Under the terms of the Underwriting Agreement, we granted the Underwriters a 45-day option an option to purchase up to an additional 112,500 shares of Common Stock and Warrants from us. The closing of the offering occurred on October 13, 2023. The gross proceeds to us from the sale of the shares of Common Stock and Warrants before deducting underwriting discounts and commissions and estimated offering expenses payable by us, was approximately $2.8 million. The Underwriting Agreement includes customary representations, warranties and covenants, and customary conditions to closing, expense and reimbursement obligations and termination provisions. Additionally, under the terms of the Underwriting Agreement, we have agreed to indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments the Underwriters may be required to make with respect to these liabilities.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended September 30, 2023 and the comparable period in 2022:

	For the Three Months Ended September 30,
	2023	2022
Revenues
Sponsorships, net of activation costs	$689,753	$748,033
Event, rents and other revenue	5,763,583	5,320,309
Hotel revenues	2,291,493	2,058,687
Total revenues	8,744,829	8,127,029

Operating expenses
Operating expenses	12,409,390	14,070,498
Hotel operating expenses	1,814,053	1,809,635
Depreciation expense	4,559,899	2,650,719
Total operating expenses	18,783,342	18,530,852

Loss from operations	(10,038,513)	(10,403,823)

Other income (expense)
Interest expense, net	(6,026,801)	(1,670,377)
Amortization of discount on note payable	(1,419,684)	(1,132,440)
Other income	148,796	537,158
Change in fair value of warrant liability	968,000	1,838,000
Change in fair value of interest rate swap	203,850	(128,000)
Total other expense	(6,125,839)	(555,659)

Net loss	$(16,164,352)	$(10,959,482)

Preferred stock dividends	(266,000)	(266,000)
Loss attributable to non-controlling interest	11,277	101,202

Net loss attributable to HOFRE stockholders	$(16,419,075)	$(11,124,280)

Net loss per share, basic and diluted	$(2.89)	$(2.07)

Weighted average shares outstanding, basic and diluted	5,672,602	5,383,462

Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022

Sponsorship Revenues

Sponsorship revenues totaled $689,753 for the three months ended September 30, 2023, as compared to $748,033 for the three months ended September 30, 2022, representing a decrease of $58,280, or 7.8%. This decrease was primarily driven by a change in the mix of the Company’s sponsorships.

Event, rents and other revenues

Revenue from event, rents and other revenues was $5,763,583 for the three months ended September 30, 2023, compared to $5,320,309 for the three months ended September 30, 2022, for an increase of $443,274, or 8.3%. The increase was primarily due to an increase in revenue from food & beverage sales, short- and long-term rentals, and parking, offset by a decrease in ticketing revenue due to the timing of events in 2023 as opposed to 2022.

Hotel Revenues

Hotel revenue was $2,291,493 for the three months ended September 30, 2023, compared to $2,058,687 from the three months ended September 30, 2022 for an increase of $232,806, or 11.3%. This increase was driven by an increase in hotel occupancy and conferences at the hotel and an increase in the average daily rate.

Operating Expenses

Operating expense was $12,409,390 for the three months ended September 30, 2023, compared to $14,070,498 for the three months ended September 30, 2022, for a decrease of $1,661,108, or 11.8%. This decrease was primarily driven by a decrease in production fees for our events and media productions offset by an increase in personnel and related benefits costs.

Hotel Operating Expenses

Hotel operating expense was $1,814,053 for the three months ended September 30, 2023, compared to $1,809,635 for the three months ended September 30, 2022, for an increase of $4,418, or 0.2%. This increase was primarily driven by an increase in hotel occupancy and higher associated operating costs.

Depreciation Expense

Depreciation expense was $4,559,899 for the three months ended September 30, 2023, compared to $2,650,719 for the three months ended September 30, 2022, for an increase of $1,909,180, or 72.0%. The increase in depreciation expense is primarily the result of the completion of additional major assets being put into service.

Interest Expense

Total interest expense was $6,026,801 for the three months ended September 30, 2023, compared to $1,670,377 for the three months ended September 30, 2022, for an increase of $4,356,424, or 260.8%. The increase in total interest expense was primarily due to an increase in the amount of total debt outstanding, a decrease in the proportion of debt that is capitalized for ongoing construction projects, and an increase in average interest rates.

Amortization of Debt Discount

Total amortization of debt discount was $1,419,684 for the three months ended September 30, 2023, compared to $1,132,440 for the three months ended September 30, 2022, for an increase of $287,244, or 25.4%. The increase is primarily due to the removal of discounts from IRG-related debt upon the modification of the debt in November 2022.

Other Income

Other income was $148,796 for the three months ended September 30, 2023, compared to $537,158 for the three months ended September 30, 2022, for a decrease of $388,362, or 72.3%. Other income during 2023 represented gain on the sale of property, while other income during 2022 represented the sale of construction materials.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability was $968,000 for the three months ended September 30, 2023, compared to $1,838,000 for the three months ended September 30, 2022, for a decrease of $870,000 or 47.3%. The decrease in change in fair value of warrant liability was due primarily to a change in our stock price.

Change in Fair Value of Interest Rate Swap

The change in fair value of interest rate swap was $203,850 and $(128,000) for the three months ended September 30, 2023 and 2022, respectively. This was due to the change in fair value of the interest rate swap entered into in connection with an agreement with Huntington Bank.

Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022

	For the Nine Months Ended September 30,
	2023	2022
Revenues
Sponsorships, net of activation costs	$2,054,464	$2,020,095
Event, rents and other revenues	10,081,905	6,326,565
Hotel revenues	5,856,170	4,572,428
Total revenues	17,992,539	12,919,088

Operating expenses
Operating expenses	36,776,959	29,053,220
Hotel operating expenses	4,860,876	4,278,897
Depreciation expense	10,486,335	9,420,585
Total operating expenses	52,124,170	42,752,702

Loss from operations	(34,131,631)	(29,833,614)

Other income (expense)
Interest expense, net	(14,063,584)	(3,805,310)
Amortization of discount on note payable	(3,157,815)	(3,610,738)
Other income	148,796	537,158
Change in fair value of warrant liability	507,000	9,011,000
Change in fair value of interest rate swap	163,850	(128,000)
Change in fair value of investments available for sale	1,683,246	-
Loss on extinguishment of debt	-	(148,472)
Total other (expense) income	(14,718,507)	1,855,638

Net loss	$(48,850,138)	$(27,977,976)

Preferred stock dividends	(798,000)	(798,000)
Loss attributable to non-controlling interest	65,649	337,166

Net loss attributable to HOFRE stockholders	$(49,582,489)	$(28,438,810)

Net loss per share, basic and diluted	$(8.77)	$(5.57)

Weighted average shares outstanding, basic and diluted	5,654,184	5,105,744

Sponsorship Revenues

Sponsorship revenues totaled $2,054,464 for the nine months ended September 30, 2023, as compared to $2,020,095 for the nine months ended September 30, 2022, for an increase of $34,369, or 1.7%. This increase was primarily driven by the Company gaining new sponsorships.

Event, rents and other revenues

Revenue from event, rents and other revenues was $10,081,905 for the nine months ended September 30, 2023, compared to $6,326,565 for the nine months ended September 30, 2022, for an increase of $3,755,340, or 59.4%. This increase was primarily driven by an increase in events revenue, an increase in food and beverage sales, and higher revenue received from short term rentals. These increases were the result of the hosting of the USFL, concerts, and other events in our Tom Benson Hall of Fame Stadium, the resumption of many sports and other tournaments in our ForeverLawn Sports Complex, as well as revenue associated with the opening of our Don Shula’s American Kitchen restaurant.

Hotel Revenues

Hotel revenue was $5,856,170 for the nine months ended September 30, 2023, compared to $4,572,428 from the nine months ended September 30, 2022, for an increase of $1,283,742, or 28.1%. This increase was driven by increased occupancy and average daily rates.

Operating Expenses

Operating expense was $36,776,959 for the nine months ended September 30, 2023, compared to $29,053,220 for the nine months ended September 30, 2022, for an increase of $7,723,739, or 26.6%. This increase was driven by higher personnel and related benefits costs, the timing of recognition of certain compensation-related expenses, an increase in production and related costs for our events and media productions, and an increase in accounting, auditing and professional fees.

Hotel Operating Expenses

Hotel operating expense was $4,860,876 for the nine months ended September 30, 2023, compared to $4,278,897 for the nine months ended September 30, 2022, for an increase of $581,979, or 13.6%. This increase was driven by increased occupancy and higher related operating expenses.

Depreciation Expense

Depreciation expense was $10,486,335 for the nine months ended September 30, 2023, compared to $9,420,585 for the nine months ended September 30, 2022, for an increase of $1,065,750, or 11.3%. The increase was primarily the result of the completion of large assets which were put into service.

Interest Expense

Total interest expense was $14,063,584 for the nine months ended September 30, 2023, compared to $3,805,310 for the nine months ended September 30, 2022, for an increase of $10,258,274, or 270%. The increase in total interest expense was primarily due to an increase in the amount of total debt outstanding, a decrease in the proportion of debt that is capitalized for ongoing construction projects, and an increase in average interest rates.

Amortization of Debt Discount

Total amortization of debt discount was $3,157,815 for the nine months ended September 30, 2023, compared to $3,610,738 for the nine months ended September 30, 2022, for a decrease of $452,923, or 12.5%. The decrease is primarily due to the removal of discounts from IRG-related debt upon the modification of the debt in November 2022.

Other Income

Other income was $148,796 for the nine months ended September 30, 2023, compared to $537,158 for the nine months ended September 30, 2022, for a decrease of $388,362, or 72.3%. Other income during 2023 represented gain on the sale of property, while other income during 2022 represented the sale of construction materials.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability was $507,000 for the nine months ended September 30, 2023, compared to $9,011,000 for the nine months ended September 30, 2022, for a change of $8,504,000 or 94.4%. The change in fair value of warrant liability was primarily due to a change in our stock price.

Change in Fair Value of Interest Rate Swap

The change in fair value of interest rate swap was $163,850 and $(128,000) for the nine months ended September 30, 2023 and 2022, respectively. This was due to the change in fair value of the interest rate swap entered into in connection with an agreement with Huntington Bank.

Change in Fair Value of Investments Available for Sale

The change in fair value of investments available for sale of $1,683,246 during the nine months ended September 30, 2023 was related to the interest earned on our US Treasury Securities held during the period.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0 for the nine months ended September 30, 2023, as compared to a loss of $148,472 for the nine months ended September 30, 2022. The loss on extinguishment of debt is due to the refinancing of many of our debt instruments in March 2022.

Liquidity and Capital Resources

We have sustained recurring losses through September 30, 2023, and our accumulated deficit was $196,480,832 as of such date. Since inception, our operations have been funded principally through the issuance of debt and equity. As of September 30, 2023, we had approximately $4.3 million of unrestricted cash and $7.5 million of restricted cash. Through November 10, 2024, we have $51.2 million in debt principal payments coming due.

We expect that we will need to raise additional financing to accomplish our development plan and fund our working capital. We are seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that we will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm its financial condition and operating results, or we may not be able to continue to fund our ongoing operations. If management is unable to execute its planned debt and equity financing initiatives, these conditions raise substantial doubt about our ability to continue as a going concern to sustain operations for at least one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

Since inception, we have primarily used our available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2023	2022
Cash (used in) provided by:
Operating Activities	$(19,606,299)	$2,413,959
Investing Activities	(20,069,154)	(77,862,339)
Financing Activities	17,918,352	90,663,480
Net (decrease) increase in cash and restricted cash	$(21,757,101)	$15,215,100

Cash Flows for the Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022

Operating Activities

Net cash used in operating activities was $19,606,299 during the nine months ended September 30, 2023, which consisted primarily of our net loss of $48,850,138, offset by non-cash depreciation expense of $10,486,335, amortization of note discounts of $3,157,815, accretion of financing liability of $5,146,586, impairment and recognition of film costs of $1,305,000, interest income on investments held to maturity of $563,652, payment-in-kind interest rolled into debt of $4,334,790, a change in fair value of interest rate swap of $163,850, a change in fair value of warrant liability of $507,000 and increase in a change of fair value of securities available for sales of $1,683,246, stock-based compensation expense of $2,520,210 and a non-cash operating lease expense of $390,502. The changes in operating assets and liabilities consisted of an increase in accounts receivable of $1,935,867, an increase in prepaid expenses and other assets of $124,927, an increase in accounts payable and accrued expenses of $5,838,427, an increase in due to affiliates of $396,876, and an increase in other liabilities of $1,034,870.

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

Investing Activities

Net cash used in investing activities was $20,069,154 during the nine months ended September 30, 2023, which consisted of investments in treasury securities of $71,947,597, proceeds from the sale of treasury securities of $89,470,392, proceeds from sale of property and equipment of $241,691, and investments in project development costs and property and equipment of $37,833,640.

Net cash used in investing activities was $77,862,339 during the nine months ended September 30, 2022, which consisted primarily of our project development costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $17,918,352 during the nine months ended September 30, 2023. This consisted primarily of $24,270,339 in proceeds from notes payable, offset by $1,069,800 in repayments of notes payable, $3,281,250 in payments of our financing arrangements and $1,554,048 in payment of financing costs.

Net cash provided by financing activities was $90,663,480 during the nine months ended September 30, 2022. This consisted primarily of $68,807,100 in proceeds from notes payable, $15,588,519 in proceeds from our sale leaseback, and $20,403,517 of proceeds from equity raises under our ATM, offset by $8,238,479 in repayments of notes payable, and $5,447,177 in payment of financing costs.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of our disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation as of September 30, 2023, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective, due to a material weakness in internal control over financial reporting noted in the paragraph below.

Material Weakness in Internal Control over Financial Reporting

In connection with the review of the Company’s condensed consolidated financial statements for the quarter ended September 30, 2023, a material weakness in internal control over financial reporting was identified related to the precise and timely review and analysis of information used to prepare our financial statements and disclosures in accordance with U.S. GAAP.

Management is evaluating this material weakness to develop a plan for remediation.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, except for the material weakness noted above, no changes to the Company’s internal control over financial reporting occurred that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business plan requires additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all. If we cannot obtain additional liquidity and capital resources, we may be unable to continue as a going concern.

We have sustained recurring losses through September 30, 2023 and our accumulated deficit was $196,480,832 as of such date. Since inception, our operations have been funded principally through the issuance of debt and equity. As of September 30, 2023, we had approximately $4.3 million of unrestricted cash and $7.5 million of restricted cash. Through November 10, 2024, we have $51.2 million in debt principal payments coming due.

While our strategy assumes that we will receive sufficient capital to have sufficient working capital, we currently do not have available cash and cash flows from operations to provide us with adequate liquidity for the near-term or foreseeable future. Our current projected liabilities exceed our current cash projections and we have very limited cash flow from current operations. We therefore will require additional capital and/or cash flow from future operations to fund the Company, our debt service obligations and our ongoing business. There is no assurance that we will be able to raise sufficient additional capital or generate sufficient future cash flow from our future operations to fund the Hall of Fame Village, our debt service obligations or our ongoing business. If the amount of capital we are able to raise, together with any income from future operations, is not sufficient to satisfy our liquidity and capital needs, including funding our current debt obligations, we may be required to abandon or alter our plans for the Company. The Company may have to raise additional capital through the equity market, which could result in substantial dilution to existing stockholders. If management is unable to execute its planned debt and equity financing initiatives, these conditions raise substantial doubt about our ability to continue to sustain operations as a going concern for at least one year from the issuance of our condensed consolidated financial statements for the quarter ended September 30, 2023 included in this quarterly report on Form 10-Q. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

4.1*	Warrant Agency Agreement, dated October 13, 2023, by and between Hall of Fame Resort & Entertainment Company and Continental Stock Transfer & Trust Company
4.2*	Warrant issued October 13, 2023, by Hall of Fame Resort & Entertainment Company
10.1*	Assignment of Note, Security Instruments and Other Loan Documents, dated September 22, 2023, by The Huntington National Bank to and in favor of CH Capital Lending, LLC
10.2*

Joinder and First Amendment to Loan Agreement, dated September, 2023 by and among HOF Village Retail I, LLC, HOF Village Retail II, LLC, Hall of Fame Resort & Entertainment Company, collectively as borrower, and CH Capital Lending, LLC, as lender

10.3*

Second Amendment to Loan Agreement, dated October 6, 2023 by and among HOF Village Retail I, LLC, HOF Village Retail II, LLC, Hall of Fame Resort & Entertainment Company, collectively as borrower, and CH Capital Lending, LLC, as lender

10.4*

Third Amendment to Loan Agreement, dated October 16, 2023 by and among HOF Village Retail I, LLC, HOF Village Retail II, LLC, Hall of Fame Resort & Entertainment Company, collectively as borrower, and CH Capital Lending, LLC, as lender

10.5	Underwriting Agreement between the Company and Maxim Group LLC, dated October 11, 2023 (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 12, 2023)
10.6	Amendment No. 1 to Equity Distribution Agreement, dated October 6, 2023, by and among Hall of Fame Resort & Entertainment Company, and Maxim Group LLC and Wedbush Securities Inc. (incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K (001-38363), filed with the Commission on October 12, 2023)
10.7*	Limited Waiver Agreement, dated October 6, 2023, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, HOF Village Center for Performance, LLC, and CH Capital Lending, LLC, IRG, LLC and Midwest Lender Fund, LLC
10.8*	Limited Waiver Agreement, dated October 6, 2023, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, HOF Village Center for Performance, LLC, HOF Village Hotel II, LLC, and JKP Financial, LLC
10.9*	Construction Loan Agreement, dated September 14, 2020 by and among HOF Village Hotel II, LLC, as borrower, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender
10.10	First Amendment to Loan Documents, dated March 1, 2022, by and among HOF Village Hotel II, LLC, as borrower, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.11*	Second Amendment to Loan Documents, dated September 13, 2023, by and among HOF Village Hotel II, LLC, as borrower, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender
10.12*	Third Amendment to Loan Documents, dated October 10, 2023, by and among HOF Village Hotel II, LLC, as borrower, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender
10.13*	Cooperative Agreement, dated October 1, 2023, among City of Canton, Ohio, the Canton Regional Energy Special Improvement District, Inc., HOF Village Hotel II, LLC and U.S. Bank Trust Company, National Association, as Trustee
10.14*	Cooperative Agreement, dated October 1, 2023, among Cleveland-Cuyahoga County Port Authority, City of Canton, Ohio, HOF Village Hotel II, LLC and The Huntington National Bank, as Trustee
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: November 14, 2023	By:	/s/ Michael Crawford
Michael Crawford
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Benjamin Lee
Benjamin Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)