Form 10-K
period 2023-12-31
Hall of Fame Resort & Entertainment Co
filed 2024-03-25
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

(Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $6,401,712.

As of March 20, 2024, the registrant had outstanding 6,502,308 shares of common stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

In addition to factors identified elsewhere in this Annual Report on Form 10-K, the following risks, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	the benefits of the Business Combination (defined below);

●	the future financial performance of the Company and its subsidiaries, including HOF Village (as defined below);

●	changes in the market in which the Company competes;

●	expansion and other plans and opportunities;

●	the Company’s ability to raise financing in the future;

●	the Company’s ability to maintain the listing of its Common Stock on the Nasdaq Capital Market (“Nasdaq”); and

●	other factors detailed under the section titled “Risk Factors” in this Report.

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

Overview

We are a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). We have created a diversified set of revenue streams through the development of themed attractions, premier entertainment programming and sponsorships. We continue to pursue a diversified strategy across three pillars, including destination-based assets, the Media Company (defined below), and gaming. Headquartered in Canton, Ohio, we own the Hall of Fame Village, which is a multi-use sports and entertainment destination centered around the PFHOF’s campus and the DoubleTree by Hilton located in downtown Canton.

The strategic plan for Hall of Fame Village involves three phases: Phase I, Phase II, and Phase III. Phase I of the Hall of Fame Village is operational, consisting of the Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex (ownership reduced to 20% as of January 11, 2024), and HOF Village Media Group, LLC (“Hall of Fame Village Media” or the “Media Company”) and gaming. The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the National Football League (“NFL”) Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. The ForeverLawn Sports Complex hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. Hall of Fame Village Media leverages the sport of professional football to produce exclusive programming.

We have developed new hospitality, attractions and corporate assets as part of our Phase II development plan. Phase II components of the Hall of Fame Village include the Constellation Center for Excellence (an office building including retail and meeting space, that opened in November 2021), the Center for Performance (a convention center/field house, that opened in August of 2022), the Play Action Plaza (completed in August of 2022), and the Fan Engagement Zone (Retail Promenade), core and shell for Retail I was completed in August of 2022 and the core and shell of Retail II was completed in November of 2022, two hotels (one on campus, to be constructed, and one in downtown Canton that opened in November 2020), and the Gameday Bay Waterpark (currently under construction). Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

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

On July 1, 2020, we consummated the previously announced business combination with HOF Village, LLC, a Delaware limited liability company (“Original HOF Village”), pursuant to an Agreement and Plan of Merger dated September 16, 2019 (as amended on November 6, 2019, March 10, 2020 and May 22, 2020, the “Merger Agreement”), by and among the Company, GPAQ Acquiror Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), GPAQ Company Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), Original HOF Village and HOF Village Newco, LLC, a Delaware limited liability company (“HOF Village”). The transactions contemplated by the Merger Agreement are referred to in this Annual Report on Form 10-K as the “Business Combination.”

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

The Reverse Stock Split was intended to bring the Company into compliance with the minimum bid price requirement for maintaining its listing on the Nasdaq. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity (other than as a result of the payment of cash in lieu of fractional shares).

On January 11, 2024, HOF Village completed the sale to Sandlot Facilities, LLC (“Sandlot”) of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC, to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business prior to closing. For more information, see “Recent Developments—Sale to Sandlot; Strategic Partnership for Youth Sports Programming at the Hall of Fame Village below.”

Business Strategy

Our unique position and multimedia approach makes us the only company of our kind fully poised to capitalize on the popularity of professional football, one of the most popular brands in sports worldwide (as measured by total league revenue and number of fans). Our principal business objectives are to successfully develop and operate Destination Based Assets such as the Hall of Fame Village as a premiere destination resort and entertainment company leveraging the expansive popularity of professional football and the Pro Football Hall of Fame; Hall of Fame Village Media taking advantage of direct access to exclusive content; and a gaming vertical that spans across fantasy sports in addition to growth areas of eGaming and sports betting. The resort and entertainment platform will significantly extend the presence of the Pro Football Hall of Fame, the singular institution focused on honoring and preserving the legends and values of professional football. We are located in Canton, Ohio, the birthplace of American professional football. It is in a market area within an 8-hour driving distance to nearly half of the NFL franchises and with limited themed attractions. Together with the PFHOF, we intend to become an elite entertainment venue and premier attraction for the region. The current operational assets of the PFHOF and the Company currently attract over three million visitors annually from across the United States.

Strategic Relationship with PFHOF

PFHOF is a distinct entity from us but serves as a significant shareholder and aligned partner. The Pro Football Hall of Fame Museum, which is owned and operated by PFHOF and not the Company, is a 501(c)(3) not-for-profit educational institution that focuses on the education, promotion, preservation and honoring of the individuals and moments that shaped professional football’s history. Since opening in 1963, the Museum has grown in both size and stature. The building was expanded in 1971, 1978 and 1995, and completed major exhibit gallery renovations in 2003, 2008, and 2009. Together, these improvements have transformed the original 19,000 square-foot Hall of Fame Museum into an exciting internationally recognized institution and travel destination. Today, the Pro Football Hall of Fame stands as a shining tribute to professional football and the over 300 men who have been enshrined, receiving their Gold Jackets. The Pro Football Hall of Fame Museum and the Gold Jacket enshrinees serve as unique and valuable partners that contribute to the development of the Hall of Fame Village.

Strategic Relationship with Sandlot

Sandlot is a distinct entity from us but serves as an aligned partner. On January 11, 2024, HOF Village completed the sale to Sandlot Facilities, LLC (“Sandlot”) of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC (“Sports Complex Newco”), to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business prior to closing. HOF Village has entered into certain commercial arrangements that consist of (i) the Facilities Management Agreement between HOF Village and Sports Complex Newco, pursuant to which HOF Village provides certain facilities services to Sports Complex Newco, (ii) the Marketing and SC Programming Collaboration Agreement among HOF Village, Sports Complex Newco and Purchaser Guarantor, pursuant to which the parties thereto collaborate with regard to marketing and programming of the ForeverLawn Sports Complex, (iii) the Marketing and CFP Programming Collaboration Agreement between HOF Village and Sports Complex Newco, pursuant to which the parties thereto collaborate with regard to marketing and programming at the Center for Performance, and (iv) the Food and Beverage Services Agreement between HOF Village and Sports Complex Newco, pursuant to which HOF Village provides certain food and beverage services to Sports Complex Newco. For more information, see “Recent Developments—Sale to Sandlot; Strategic Partnership for Youth Sports Programming at the Hall of Fame Village” below.

About Phase I

We had invested approximately $250 million of capital to build Phase I of the Hall of Fame Village. Phase I, already complete, includes the Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex, Hall of Fame Village Media, as well as land and infrastructure to support future phases of development.

Tom Benson Hall of Fame Stadium

The Tom Benson Hall of Fame Stadium holds up to 23,000 spectators and hosts events such as the annual Pro Football Hall of Fame Enshrinement Week including other premier sporting events such as the Historic Black College Hall of Fame Game, the Ohio State High School Football Championships, Women’s Football Alliance Championships and Division III college football championships. In 2023, the Company hosted two USFL teams along with the semi-final and championship games. During the Pro Football Hall of Fame Enshrinement Week, Tom Benson Hall of Fame Stadium hosts the Hall of Fame Game, the first NFL game of the pre-season, and the Hall of Fame Enshrinement ceremony for NFL players and other enshrinees. The design of the Tom Benson Hall of Fame Stadium with cut-away seats, allows it to serve as an elite concert venue. The Tom Benson Hall of Fame Stadium has hosted performances by national recording artists such as Aerosmith, Tim McGraw, Journey, Zac Brown Band as well as comedian acts like Dave Chappelle, Kevin Hart, and Bill Burr.

ForeverLawn Sports Complex

The ForeverLawn Sports Complex consists of eight full-sized fields. Support buildings including concessions, ticketing, restrooms and storage facilities were completed in or prior to the third quarter of 2022. The Sports Complex hosts camps and tournaments for football players as well as athletes from other sports such as lacrosse, rugby and soccer from across the country.  For more information regarding the ForeverLawn Sports Complex, see “Recent Developments—Sale to Sandlot; Strategic Partnership for Youth Sports Programming at the Hall of Fame Village below.”

Hall of Fame Village Media

In 2017, HOF Village formed a sports and entertainment media company, Hall of Fame Village Media, leveraging the sport of professional football to produce exclusive content. Hall of Fame Village Media has the ability to serve multiple media formats including full length feature films, live and taped television specials, studio shows, live sports events, books and artwork. Through our partnership with the PFHOF, Hall of Fame Village Media has access to millions of pieces of photo, video and document archives.

During 2022, Hall of Fame Village Media co-produced Inspired, a series celebrating inspirational NFL figures who have used their platform to help those in need while uniting communities. Inspired aired on over 100 Gray Television local channels.

Also during 2022, Hall of Fame Village Media co-produced The Perfect 10, a documentary film profiling the exclusive group of NFL athletes who are both Heisman Trophy winners and Pro Football Hall of Fame inductees. We sold The Perfect 10 to Fox, where it aired across the country on Fox stations during Super Bowl weekend.

In 2023, Hall of Fame Village Media co-produced The GOAT Code, a series that provides viewers with an intimate look into the lives and journeys of iconic athletes. The series provided insights into how these players transcended the game to become The Greatest of All Time.

Hall of Fame Village Media has entered into a number of partnership deals including ReachTV and other NFL greats such as Jimmy Johnson and Rashad Jennings.

About Phase II

Phase II added additional strategic attractions, hospitality, and corporate assets in a well-planned and synergistic manner intended to increase consumer appeal and drive revenue and profitability growth.

As a part of Phase II, we have completed the development of our Hilton DoubleTree Hotel, the Constellation Center for Excellence (a state of the art building used for both commercial offices and retail in the West End Zone of the Tom Benson Hall of Fame Stadium), the Center for Performance (one of the largest indoor sports domes in the United States), the Fan Engagement Zone (our retail promenade offering a variety of food and beverage options for our guests), and Play Action Plaza (our football themed area for recreation and events which includes three amusement rides). We are currently underway in our development of Gameday Bay Waterpark, which we expect to open in early 2025. We also own the land and received zoning approval for our on-campus Hilton Tapestry hotel. We expect to begin construction on the Hilton Tapestry hotel in mid-2024, with completion targeted in the first half of 2025.

In Phase II, the critical business strategies are to drive further asset development, increased event programming, new alliance sponsorships, media development and explore additional growth verticals:

●

Further Asset Development: We have constructed additional assets in Phase II to attract and entertain guests. In November 2020, we opened the DoubleTree by Hilton hotel in downtown Canton. In October 2021, we opened our Constellation Center for Excellence. In November 2022, we opened the Center for Performance, which provides a variety of year-round programming options. The Fan Engagement Zone (retail promenade) offering a variety of food and beverage options, as well as other specialized entertainment alternatives opened in September 2022. A green space area called Play-Action Plaza provides 3.5 acres for football-themed recreation, events, and formal gatherings including amusement rides. Additional assets will include the Gameday Bay Waterpark and an on-campus Hilton Tapestry hotel attached to the waterpark. Future destination-themed assets can include live entertainment, gaming, dining, and residential within Hall of Fame Village and within major NFL franchise cities. Construction began on Phase II in 2020, and all assets within Phase II are projected to be operational by the middle of 2025.

●

Increased Event Programming: We are utilizing the Tom Benson Hall of Fame Stadium for an expanded offering of live entertainment and events, including top performers, sporting events and festival programming. Also, given the appeal and popularity of youth sports, additional year-round programming is expected to be available across multiple sports. In November 2022, we opened our Center for Performance, our indoor sports dome, which enables us to host sports and other events year-round.  During 2023, we hosted two USFL franchises for an entire season, and hosted the USFL finals and semi-finals. Additionally, in 2023, we hosted multiple top tier artists and comedians, including Zac Brown Band, Kidz Bop, Bill Burr, and Kevin Hart, and hosted other successful events. In 2024 and moving forward, there are also plans for multiple concerts, including Carrie Underwood, multi-day comedy and music festivals, and on-going business event productions.

●	New Alliance Sponsorships: We have been successful in attracting a strong sponsorship base and will continue to seek significant partnerships with leading companies and brands across a range of untapped categories. These partnerships are expected to be in the form of naming rights agreements or additional category-specific sponsorships. HOF Village plans to target a number of industry verticals for additional sponsorship revenue, such as financial services, autos, telecom and beverages.

●	Media Development: We are developing original content from both event programming and direct access to millions of pieces of historic Pro Football artifacts located within the PFHOF archive through Hall of Fame Village Media. We are planning on producing full-length films, shows and other digital content marketing through multiple channels of distribution. Advanced discussions with media leaders, creative, development and distribution partners are ongoing. We are working on expanding our team and partnerships and have a robust slate of new content in development.

●	Hall of Fame Village Gaming: Gaming is expected to be a connective tissue that integrates the rest of the business units across the Company. This encompasses eSports as a way to increase engagement, as well as gaming as a part of offsite asset building and programming, purpose-driven physical destination resort locations, and broadcast/streaming gaming content within media.

●	Sports Betting: We procured two sports betting licenses to develop sports betting both online and on campus in connection with sports betting legislation in the State of Ohio. In 2023, our mobile betting partner, Betr, went live offering both monetary and token (free-to-play) microbets.

●	Exploring Additional Growth Verticals: HOF Village has begun exploring additional growth verticals as part of Phase II. In the future, the Company will seek opportunities to expand certain destination-based assets in other geographic markets leveraging the popularity of professional football.

About Phase III

With Phase I and Phase II assets providing a solid foundation, growth is expected to continue with the development of Phase III, which the Company anticipates will include a potential mix of residential space, and additional attractions, entertainment, dining, merchandise and more. The Company is currently in planning the future assets to be constructed in Phase III and expects to begin construction sometime after the completion of Phase II.

Competition

We currently face and will continue to face competition in each of our businesses, as follows:

●	Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex and the Center for Performance will compete with other facilities and venues across the region and country for hosting concerts, athletic events (including professional sports events, sports camps and tournaments) and other major conventions.

●	Hall of Fame Village Media will compete (i) with other media and content producers to obtain creative and performing talent, sports and other programming content, story properties, advertiser support, distribution channels and market share and (ii) for viewers with other broadcast, cable and satellite services as well as with home entertainment products, new sources of broadband and mobile delivered content and internet usage.

●	The Gameday Bay Waterpark and the Hall of Fame hotels, will compete with other theme parks and resorts, such as Cedar Point, located in Sandusky, Ohio, and other theme parks, retail and tourist destinations in Ohio and around the country, and with other forms of entertainment, lodging, tourism and recreation activities. The Fan Engagement Zone, will compete with other food and beverage, and retail locations.

●	The Constellation Center for Excellence and the Fan Engagement Zone (retail promenade) will compete for tenants with other suppliers of commercial and/or retail space.

●	Our sports betting and e-gaming will compete with other sports betting providers attempting to enter the Ohio sports betting market.

Employees

As of March 21, 2024, we have 98 employees that perform various administrative, finance and accounting, event planning, sports programming, media development, and corporate management functions for the Company and its subsidiaries. Additionally, we have a pool of 146 seasonal, part-time, and event-specific staff that we are able to activate when needed.

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

The land under our Fan Engagement Zone and Gameday Bay waterpark are both subject to respective sale-leaseback financing arrangements. Both financing arrangements allow us to buy back the property at our option within certain time periods.

On January 11, 2024, HOF Village completed the sale to Sandlot of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC, to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business (including the ground lease) prior to closing. For more information, see “Recent Developments—Sale to Sandlot; Strategic Partnership for Youth Sports Programming at the Hall of Fame Village” above.

Smaller Reporting Company

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

Recent Developments

Dispute Regarding Naming Rights Agreement with Johnson Controls

The Company was in a dispute with Johnson Controls, Inc. (“JCI”) regarding the Naming Rights Agreement. The Company pursued dispute resolution pursuant to the terms of the Naming Rights Agreement to simultaneously defend against JCI’s allegations and pursue its own claims. The parties participated in mediation in November 2022, but were unable to reach a resolution. On January 24, 2023, the Company filed a demand for arbitration, asserting claims against JCI for breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment. On February 16, 2023, JCI filed its response, generally denying the Company’s allegations and asserting counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On March 9, 2023, the Company filed its response to JCI’s counterclaims, generally denying JCI’s allegations. A panel of three arbitrators had been constituted to hear and determine the dispute. On October 4, 2023, the Company and JCI commenced an arbitration hearing in Ohio to determine the outcome of the dispute.

On December 13, 2023, the Company received notice from the arbitration panel that the panel had awarded the Company a total amount of approximately $2.87 million. Neither the Company nor JCI appealed the ruling, and both the Naming Rights Agreement and the Technology as a Service (“TAAS”) Agreement are considered terminated as of the date of the ruling. During the year ended December 31, 2023, the Company recognized a gain of $4.1 million, representing the net book value of (a) amounts accrued under the TAAS, (b) amounts accrued under the Naming Rights Agreement, and (c) deferred revenue under the Naming Rights Agreement, net of amounts due from JCI under the Naming Rights Agreement. This gain is included in “Other income” on the Company’s consolidated statements of operations.

See Note 6: Sponsorship Revenue and Associated Commitments – Johnson Controls, Inc., in our consolidated financial statements included herein for additional information relating to this dispute.

Amendment Number 10 to Term Loan Agreement

On January 11, 2024, Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC (“HOF Village”) and HOF Village Youth Fields, LLC (“HOFV YF”) entered into Amendment Number 10 to Term Loan Agreement (“Amendment Number 10”) with CH Capital Lending, LLC (“Lender”), an affiliate of our director Stuart Lichter.

Amendment Number 10, and the related amendments described below, were entered as a condition of closing the Transaction, defined below, to (i) release HOFV YF from certain debt instruments with Lender, IRG, LLC, a Nevada limited liability company, JKP Financial, LLC, a Delaware limited liability company, and Midwest Lender Fund, LLC, a Delaware limited liability company; (ii) partially release a mortgage by CH Capital Lending, LLC releasing the leasehold property owned by HOFV YF from the mortgage; and (iii) release collateral owned by HOFV YF from the security agreement.

Amendment Number 10 also memorializes the outstanding principal amount of $6,142,308 after applying proceeds from the Transaction and adding $4,400,000 back to the outstanding principal amount for funds immediately advanced to the Company resulting in a new loan amount of $10,542,308. Additionally, the Company and HOF Village irrevocably instructed the Purchaser (defined below) in the Transaction to deliver the Holdback Amount (defined below), if any, owing to HOF Village pursuant to the Transaction to Lender for and on behalf of the Company.

Second Amendment to Second Amended and Restated Secured Cognovit Promissory Note

On January 11, 2024, the Company and HOF Village entered into a Second Amendment to Second Amended and Restated Secured Cognovit Promissory Note (“Second Amendment to Second A&R Secured Cognovit Promissory Note with CH Capital Lending, LLC (“Lender”), an affiliate of our director Stuart Lichter.

The Second Amendment to Second A&R Secured Cognovit Promissory Note was entered to (i) credit $8,126,633 in proceeds from the closing of the Transaction toward the principal amount of $14,268,942 resulting in a balance of approximately $6,142,308; (ii) add $4,400,000 to the outstanding principal amount for funds immediately advanced to the Company resulting in a new loan amount of $10,542,308 with all other terms, covenants and conditions of the Note, the Loan Agreement and other Loan Documents remaining as originally written.

Sale to Sandlot; Strategic Partnership for Youth Sports Programming at the Hall of Fame Village

On January 11, 2024, HOF Village completed a strategic partnership with Josh Harris and David Blitzer to elevate and expand youth sports programming at the ForeverLawn Sports Complex. The partnership will increase the strength and reach of both parties and demonstrates a commitment to use the power of sports to inspire, educate, and uplift youth. The programming will extend to HOF Village’s Center for Performance.

HOF Village completed the sale to Sandlot Facilities, LLC (“Sandlot”) of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC (“Sports Complex Newco”), to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business prior to closing for a $10 million purchase price.

The Transaction occurred pursuant to the terms of the previously disclosed Membership Interest Purchase Agreement, dated December 22, 2023 (the “Purchase Agreement”), among the Company, HOF Village, Sandlot and Sandlot Youth Sports Holdings, LLC (“Purchaser Guarantor”). Under the Purchase Agreement, Sandlot held back $1.5 million of the Purchase Price (the “Holdback Amount”) to secure certain indemnification obligations of the Company and HOF Village, which holdback will be released by Sandlot for HOF Village in three $500,000 increments at 6, 12 and 18 months after the January 11, 2024 closing date of the Transaction (the “Closing”), subject to post-Closing adjustment of the Purchase Price and any indemnification claims pursuant to the Purchase Agreement.

Available Information

Our Internet address is https://www.hofreco.com. Our website and the information contained therein or linked thereto are not part of this Annual Report. We make available free of charge through our website the following materials: our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish them to the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business and financial performance. These risks are discussed more fully below and include, but are not limited to, the following:

●	We are an early-stage company with a minimal track record and limited historical financial information available.

●	In addition to revenue from operations, we are relying on various forms of financing and debt to finance the Company.

●

We do business with multiple branded partners, including, but not limited to, PFHOF, the NFL, Sandlot, and others. Incidents or adverse publicity concerning any of our branded partners could harm our reputation as well as negatively impact our revenues and profitability.

●

We could be adversely affected by declines in discretionary consumer spending, consumer confidence and general and regional economic conditions as well as changes in consumer tastes and preferences for sports and entertainment products.

●	Our business may be adversely affected by defaults or bankruptcy of our tenants and partners.

●	Our sports betting and eSports operations are subject to a variety of laws, and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

●

We are dependent on our management team, specifically our President and Chief Executive Officer, and the loss of one or more key employees could harm our business and prevent us from implementing our business plan in a timely manner.

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

●

Our business plan and ability to run a profitable business model requires additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all. If we cannot obtain additional liquidity and capital resources, we may be unable to continue as a going concern.

●	We currently do not intend to pay dividends on our Common Stock. Consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our Common Stock.

●	Our Series A Warrants and Series B Warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial statements.

●	The trading price of our securities has been, and likely will continue to be, volatile.

●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause our stockholders to lose some or all of their investment.

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

Phase I:

●	Tom Benson Hall of Fame Stadium

●	ForeverLawn Sports Complex

●	Hall of Fame Village Media

Phase II:

●	Gameday Bay Waterpark

●	Two hotels (Hilton Tapestry on campus and Hilton DoubleTree in downtown Canton about five minutes from campus)

●	Constellation Center for Excellence (Office Building, Retail and Meeting Space)

●	Center for Performance (Field House and Convention Center)

●	Fan Engagement Zone (Retail promenade)

●	Play Action Plaza (Green space for recreation, events and informal gatherings)

●	Fantasy sports, sports betting and eSports

Phase III (Potential):

●	Residential space

●	Additional attractions

●	Entertainment, dining, merchandise and more

The components in Phase I are complete. As a part of Phase II, we have completed the development of our Hilton DoubleTree Hotel, the Constellation Center for Excellence (a state of the art building used for both commercial offices and retail in the West End Zone of the Tom Benson Hall of Fame Stadium), the Center for Performance (one of the largest indoor sports domes in the United States), the Fan Engagement Zone (our retail promenade offering a variety of food and beverage options for our guests), and Play Action Plaza (our football themed area for recreation and events which includes three amusement rides). We are currently underway in our development of Gameday Bay Waterpark, which we expect to open in early 2025. We also own the land and received zoning approval for our on-campus Hilton Tapestry hotel. We expect to begin construction on the Hilton Tapestry hotel in mid-2024, with completion targeted in the first half of 2025. Phase III is still in the planning stage and has not commenced operations or generated any revenue. The components of the Hall of Fame Village have limited operating history and business track record.

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

In addition to revenue from operations, we are relying on various forms of financing and debt to finance the Company.

We have obtained and currently expect to continue to obtain a portion of the capital required for the development and operations of the Hall of Fame Village from various forms of public financing and public debt, including Tourism Development District (“TDD”) funds, tax increment financing (“TIF”) funds, state and local grants and tax credits, which depend, in part, on factors outside of our control. Canton City Council was permitted to designate up to 600 acres as a TDD and to approve the collection of additional taxes within that acreage to be used to foster tourism development. Canton City Council passed legislation allowing the collection of a 5% admissions tax and an additional 2% gross receipts tax and agreed to give the revenue from its 3% municipal lodging tax collected at any hotels built in the TDD to the Hall of Fame Village for 30 years. Our ability to obtain funds from TDD depends on, among other things, ticket sales (including parking lots, garages, stadiums, auditoriums, museums, athletic parks, swimming pools and theaters), wholesale, retail and some food sales within the TDD and revenues from our hotels within the TDD. For TIF funds, the amount of property tax that a specific district generates is set at a base amount and as property values increase, property tax growth above that base amount, net of property taxes retained by the school districts, can be used to fund redevelopment projects within the district. Our ability to obtain TIF funds is dependent on the value of developed property in the specific district, the collection of general property taxes from property owners in the specific district, the time it takes the tax assessor to update the tax rolls and market interest rates at the time the tax increment bonds are issued.

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

We are dependent on our management team, specifically, our President and Chief Executive Officer, and the loss of one or more key employees could harm our business and prevent us from implementing our business plan in a timely manner.

We aim to recruit the most qualified candidates, and strive for a diverse and well-balanced workforce. We reward and support employees through competitive pay, benefits, and perquisite programs that allow employees to thrive. If we are unable to retain our President and Chief Executive Officer or other key management personnel at our Company, the underlying business could suffer.

Changes in consumer tastes and preferences for sports and entertainment products, including fantasy sports, sports betting and eSports, or declines in discretionary consumer spending, consumer confidence or general and regional economic conditions could reduce demand for our offerings and products and adversely affect the profitability of our business.

The success of our gaming vertical depends on our ability to consistently provide, maintain and expand attractions and events as well as create and distribute media programming, visual experiences and consumer products that meet changing consumer preferences. Consumers who are fans of professional football will likely constitute a substantial portion of the attendance to the Hall of Fame Village. Our success depends in part on the continued popularity of professional football and on our ability to successfully predict and adapt to tastes and preferences of this consumer group.

We do business with multiple branded partners, including, but not limited to, PFHOF, the NFL, Sandlot, and others. Incidents or adverse publicity concerning any of our branded partners could harm our reputation as well as negatively impact our revenues and profitability.

Our reputation is an important factor in the success of our business. Our ability to attract and retain consumers depends, in part, upon the external perceptions of our Company and the organizations and brands we are associated with, including, but not limited to the PFHOF, the NFL, and Sandlot, as well as the quality of Hall of Fame Village and its services and our corporate and management integrity. If market recognition or the perception of the Company or any of our branded partners diminishes, there may be a material adverse effect on our revenues, profits and cash flow. In addition, the operations of Hall of Fame Village, involve the risk of accidents, illnesses, environmental incidents and other incidents which may negatively affect the perception of guest and employee safety, health, security and guest satisfaction and which could negatively impact our reputation, reduce attendance at our facilities and negatively impact our business and results of operations.

We could be adversely affected by declines in discretionary consumer spending, consumer confidence and general and regional economic conditions as well as changes in consumer tastes and preferences for sports and entertainment products.

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

Other factors that can affect consumer spending and confidence include severe weather, hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions, air travel concerns, outbreaks of disease, and geopolitical events, as well as various industry and other business conditions, including an ever-increasing number of sporting and entertainment options that compete for discretionary spending. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the spending sentiment and interest of our present or potential customers and sponsors.

Additionally, the success of our business depends on our ability to consistently provide, maintain and expand attractions and events as well as create and distribute media programming, virtual experiences and consumer products that meet changing consumer preferences. Consumers who are fans of professional football will likely constitute a substantial portion of the attendance to Hall of Fame Village, and our success depends in part on the continued popularity of professional football and on our ability to successfully predict and adapt to tastes and preferences of this consumer group. If our sports and entertainment offerings and products do not achieve sufficient consumer acceptance or if consumer preferences change or consumers are drawn to other spectator sports and entertainment options, our business, financial condition or results of operations could be materially adversely affected. In the past, we have hosted major professional football events, as well as other musical and live entertainment events, and we can provide no assurance that we will be able to continue to host such events.

The Company operates and will operate in highly competitive industries and our revenues, profits or market share could be harmed if we are unable to compete effectively.

We will face substantial competition in each of our businesses. For example:

●	Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex and the Center for Performance will compete with other facilities and venues across the region and country for hosting concerts, athletic events (including professional sports events, sports camps and tournaments) and other major conventions;

●	Hall of Fame Village Media will compete (i) with other media and content producers to obtain creative and performing talent, sports and other programming content, story properties, advertiser support, distribution channels and market share and (ii) for viewers with other broadcast, cable and satellite services as well as with home entertainment products, new sources of broadband and mobile delivered content and internet usage;

●	The indoor waterpark, the Hilton hotels, and the retail promenade will compete for guests with other theme parks, waterparks, and resorts, such as Cedar Point, located in Sandusky, Ohio, and other theme parks, retail and tourist destinations in Ohio and around the country, and with other forms of entertainment, lodging, tourism and recreation activities; and

●	The Constellation Center for Excellence and the Fan Engagement Zone (retail promenade) will compete for tenants with other suppliers of commercial and/or retail space;

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

A principal competitive factor for Hall of Fame Village is the originality and perceived quality of its events, attractions and offerings. Even after completion of the various components of the Hall of Fame Village, we will need to make continued capital investments through maintenance and the regular addition of new events, attractions and offerings. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and to raise capital. We cannot assure our stockholders’ that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all, which could cause us to delay or abandon certain projects or plans.

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

We anticipate that we will collect and retain large volumes of internal and guest data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We maintain personally identifiable information about our employees. The integrity and protection of our guest, employee and company data will be critical to our business and our guests and employees are likely to have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our theme parks, products and services to our guests.

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

Our business may be adversely affected by defaults or bankruptcy of our tenants and partners.

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

Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our coverage may not be adequate to cover liabilities, we may not be able to obtain coverage at commercially reasonable rates, and we may not be able to obtain adequate coverage should a catastrophic incident occur at our parks or at other parks. In addition, if we or other theme park operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected.

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

We cannot assure our stockholders’ that we will not incur substantial costs to comply with new or expanded environmental requirements in the future or to investigate or clean-up new or newly identified environmental conditions, which could also impair our ability to use or transfer the affected properties and to obtain financing.

Our sports betting and eSports operations are subject to a variety of laws, and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

Our sports betting and eSports operations are generally subject to laws and regulations relating to sports betting, fantasy sports and eSports in the jurisdictions in which we are planning to conduct such operations or in some circumstances, in those jurisdictions in which we offer our services or they are available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. Additionally, some jurisdictions in which we may operate could presently be unregulated or partially regulated and therefore more susceptible to the enactment or change of laws and regulations.

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

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our planned sports betting and eSports operations. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the sports betting industry. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

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

Any fantasy sports or real money gaming license obtained could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our offerings, increasing our customer base and/or generating revenues. We cannot assure our stockholders that we will be able to obtain and maintain the licenses and related approvals necessary to conduct our planned sports betting operations. Any failure to maintain or renew our licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

Negative events or negative media coverage relating to, or a declining popularity of sports betting, the underlying sports or athletes, or online sports betting in particular, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our proposed sports betting and eSports operations.

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

Our business plan and ability to run a profitable business model requires additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.

We have sustained recurring losses through December 31, 2023, and our accumulated deficit was $216,643,882 as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of December 31, 2023, we had approximately $3.2 million of unrestricted cash and $8.6 million of restricted cash. Through December 31, 2024, we have $62.1 million in debt principal payments coming due.

While our strategy assumes that we will receive sufficient capital, we currently do not have available cash and cash flows from operations to provide us with adequate liquidity for the near-term or foreseeable future. Our current projected liabilities exceed our current cash projections and we have very limited cash flow from current operations. We therefore will require additional capital and/or cash flow from future operations to fund the Company, our debt service obligations and our ongoing business. There is no assurance that we will be able to raise sufficient additional capital or generate sufficient future cash flow from our future operations to fund the Hall of Fame Village, our debt service obligations or our ongoing business. If the amount of capital we are able to raise, together with any income from future operations, is not sufficient to satisfy our liquidity and capital needs, including funding our current debt obligations, we may be required to abandon or alter our plans for the Company. The Company may also have to raise additional capital through the equity market, which could result in substantial dilution to existing stockholders.

Our ability to obtain necessary financing may be impaired by factors such as the health of and access to capital markets, our limited track record and the limited historical financial information available, or the substantial doubt about our ability to continue as a going concern. Any additional capital raised through the sale of additional shares of our capital stock, convertible debt or other equity may dilute the ownership percentage of our stockholders. If management is unable to execute its planned debt and equity financing initiatives, these conditions raise substantial doubt about our ability to continue to sustain operations for at least one year from the issuance of our consolidated financial statements for the year ended December 31, 2023 included in this annual report on Form 10-K. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

●	Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●	Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;

●	Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or

●	Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

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

If our cash flows, cash on hand and other capital resources are insufficient to fund our debt service obligations, we could face continued and future liquidity concerns and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. We may not be able to obtain proceeds in an amount sufficient to meet debt service obligations.

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

Risk Related to Our Securities

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

We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain effective internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls over financial reporting and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2023, management concluded that our internal controls over financial reporting were not effective as of December 31, 2023, due to the existence of a material weaknesses as follows:

We identified, a material weakness in internal control over financial reporting related to the precise and timely review and analysis of information used to prepare our financial statements and disclosures in accordance with U.S. GAAP.

This material weakness could impact our financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we expect to have the identified material weakness remediated during 2024, the work is ongoing, may be time consuming and costly, and there can be no assurance as to when we will successfully remediate this material weakness.

As discussed above, we have taken, and plan to take, a number of measures to remediate this material weakness; however, if we are unable to remediate our continuing material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we have and will continue to incur additional costs to remediate our material weakness in our internal control over financial reporting.

If our management is unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, lenders and investors may lose confidence in the accuracy and completeness of our financial reports and we may face restricted access to various sources of financing in the future.

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

Our Series A Warrants and Series B Warrants, are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.

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

As a result, included on our balance sheets as of December 31, 2023 and 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Series A Warrants and Series B Warrants. ASC Subtopic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Series A Warrants and Series B Warrants each reporting period and that the amount of such gains or losses could be material.

On March 1, 2022, the Series C Warrants were amended to, among other things, remove certain provisions that previously caused the Series C Warrants to be accounted for as a liability.

The trading price of our securities has been, and likely will continue to be, volatile and our stockholders could lose all or part of their investment.

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

Our executive officers and directors, together with entities affiliated with such individuals, beneficially own a large amount of our outstanding Common Stock. Accordingly, these stockholders are able to exert significant control over matters subject to stockholder approval. This concentration of ownership could delay or prevent a change in control of the Company.

We are a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk management and strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Director of IT, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors and audit committee are responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors has delegated administration of its cybersecurity risk oversight function to the audit committee.

Our Chief Executive Officer, General Counsel and Chief Accounting Officer are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers and outside counsel, as needed.

Our Chief Executive Officer, General Counsel and Chief Accounting Officer oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Executive Officer, General Counsel, and Chief Accounting Officer provide periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.

Item 2. Properties.

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

On January 11, 2024, HOF Village completed the sale to Sandlot of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC, to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business (including the ground lease) prior to closing. For more information, see “Recent Developments—Sale to Sandlot; Strategic Partnership for Youth Sports Programming at the Hall of Fame Village” above.

Item 3. Legal Proceedings.

Information with respect to certain legal proceedings is set forth in Note 8, “Contingencies,” to the Company’s Consolidated Financial Statements and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer’s Purchases Of Equity Securities.

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

Holders

On March 21, 2024, the Company had 103 holders of record of our Common Stock.

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

The strategic plan has been developed into three phases: Phase I, Phase II, and Phase III. Phase I of the Hall of Fame Village is operational, consisting of the Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex (which as of January 11, 2024 is owned 20% by HOF Village), and HOF Village Media Group, LLC and gaming. The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the NFL Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. The ForeverLawn Sports Complex hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. Hall of Fame Village Media leverages the sport of professional football to produce exclusive programming.

We have developed new hospitality, attraction and corporate assets as part of our Phase II development plan. Phase II components of the Hall of Fame Village include the Constellation Center for Excellence (an office building including retail and meeting space, that opened in November 2021), the Center for Performance (a convention center/field house, that opened in August of 2022), the Play Action Plaza (completed in August of 2022), and the Fan Engagement Zone (Retail Promenade with core and shell for Retail I was completed in August of 2022 and the core and shell of Retail II was completed in November of 2022), two hotels (Hilton Tapestry on campus, to be constructed, and the Hilton DoubleTree located in downtown Canton that opened in November 2020), and the Gameday Bay Waterpark, currently under construction. Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

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

We expect our revenues to continue to increase as we add in additional events, and open our Gameday Bay Waterpark and Hilton Tapestry Hotel.

Operating Expenses

Our operating expenses include production expenses, personnel expenses, campus maintenance expenses, food and beverage cost of sales, hotel operating expenses, and depreciation expense. These expenses have increased with completion of Phase II assets and we would expect these will continue to increase after completion of the on-campus hotel, waterpark, and Phase III development.

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

Results of Operations

The following table sets forth information comparing the components of net loss for the years ended December 31, 2023 and the comparable period in 2022:

	For the Years Ended December 31,
	2023	2022

Revenues
Sponsorships, net of activation costs	$2,819,041	$2,697,487
Event, rents, restaurant and other revenues	13,855,169	7,116,594
Hotel revenues	7,455,463	6,165,291
Total revenues	24,129,673	15,979,372

Operating expenses
Operating expenses	43,171,407	35,982,464
Hotel operating expenses	6,491,625	5,949,839
Impairment expense	8,845,000	-
Depreciation expense	15,069,782	12,037,374
Total operating expenses	73,577,814	53,969,677

Loss from operations	(49,448,141)	(37,990,305)

Other income (expense)
Interest expense, net	(18,763,838)	(5,377,146)
Amortization of discount on note payable	(3,589,858)	(6,250,721)
Other income	4,265,937	604,912
Change in fair value of warrant liability	686,000	9,422,000
Change in fair value of interest rate swap	163,850	(200,000)
Change in fair value of investments available for sale	(2,067,754)	-
Loss on extinguishment of debt	-	(6,377,051)
Total other expense	(19,305,663)	(8,178,006)

Net loss	$(68,753,804)	$(46,168,311)

Preferred stock dividends	(1,064,000)	(1,064,000)
Loss attributable to non-controlling interest	72,265	285,807

Net loss attributable to HOFRE stockholders	$(69,745,539)	$(46,946,504)

Net loss per share – basic and diluted	$(11.97)	$(9.01)

Weighted average shares outstanding, basic and diluted	5,826,504	5,208,054

Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022

Sponsorship Revenues

Sponsorship revenues for the year ended December 31, 2023 increased by $121,554, or 4.5%, to $2,819,041 as compared to $2,697,487 for the year ended December 31, 2022. This increase was primarily due to additional event sponsorships.

Event, rents, restaurant and other revenues

Revenue from events, rents, restaurant and other revenues for the year ended December 31, 2023 increased to $13,855,169 from $7,116,594 for the year ended December 31, 2022, for an increase of $6,738,575, or 94.7%. This increase was primarily driven by an increase in events revenue, an increase in food and beverage sales, and higher revenue received from short term rentals. These increases were the result of the hosting of the USFL, concerts, and other events in our Tom Benson Hall of Fame Stadium, the resumption of many sports and other tournaments in our ForeverLawn Sports Complex, as well as revenue associated with the opening of our Don Shula’s American Kitchen restaurant.

Hotel Revenues

Hotel revenues for the year ended December 31, 2023 increased $1,290,172, or 20.9%, to $7,455,463, compared to $6,165,291 for the year ended December 31, 2022. This increase was driven by increased occupancy and average daily rates.

Operating Expenses

Operating expenses were $43,171,407 for the year ended December 31, 2023 as compared to $35,982,464 for the year ended December 31, 2022, an increase of $7,188,943, or 20.0%. This increase was driven by higher personnel and related benefits costs, an increase in production and related costs for our events and media productions, and an increase in accounting, auditing and professional fees.

Hotel Operating Expense

Our hotel operating expense was $6,491,625 for the year ended December 31, 2023 as compared to $5,949,839 for the year ended December 31, 2022, an increase of $541,786 or 9.1%. Hotel revenue and expenses are highly correlated and thus this increase was driven by having an increase in occupancy.

Impairment Expense

Impairment expense was $8,845,000 for the year ended December 31, 2023 as compared to $0 for the year ended December 31, 2022. The impairment expense for 2023 was due to an impairment of the ForeverLawn Sports Complex in advance of a contemplated sale and the impairment of the film costs.

Depreciation Expense

Depreciation expense was $15,069,782 for the year ended December 31, 2023 as compared to $12,037,374 for the year ended December 31, 2022, for an increase of $3,032,408, or 25.2%. The increase was primarily the result of the completion of large assets which were put into service.

Interest Expense

Total interest expense was $18,763,838 for the year ended December 31, 2023, as compared to $5,377,146 for the year ended December 31, 2022, an increase of $13,386,692, or 249%. The increase in total interest expense was primarily due to an increase in the amount of total debt outstanding, a decrease in the proportion of debt that is capitalized for ongoing construction projects, and an increase in average interest rates.

Amortization of Debt Discount

Total amortization of debt discount was $3,589,858 for the year ended December 31, 2023, as compared to $6,250,721 for the year ended December 31, 2022, for a decrease of $2,660,863, or 42.6%. The decrease is primarily due to the removal of discounts from IRG-related debt upon the modification of the debt in November 2022.

Other Income

Other income was $4,265,937 for the year ended December 31, 2023, as compared to $604,912 for the year ended December 31, 2022. The other income for 2023 was related to the gain on the outcome of the arbitration with JCI.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability represents a gain of $686,000 for the year ended December 31, 2023, as compared to $9,422,000 for the year ended December 31, 2022, for a decrease of $8,736,000 or 92.7%. The decrease in change in fair value of warrant liability was due primarily to a decrease in our stock price.

Change in Fair Value of Interest Rate Swap

The change in fair value of interest rate swap liability was a gain of $163,850 for the year ended December 31, 2023, as compared to a loss of $200,000 for the year ended December 31, 2022, for an increase of $363,850 or 181.9%. The increase in change in fair value of interest rate swap was due to the disposal.

Change in Fair Value of Investments Available for Sale

The change in fair value of investments available for sale of $2,067,754 during the year ended December 31, 2023, was related to the change in fair value of certain warrants we hold issued to us by our mobile sports betting partner.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0 for the year ended December 31, 2023, as compared to $6,377,051 for the year ended December 31, 2022. The loss on extinguishment of debt for the year ended December 31, 2022 is due to (a) $148,472 from the March 1, 2022 refinancing of many of our debt instruments and (b) $6,228,579 from the November 7, 2022 refinancing of many of our debt instruments.

Liquidity and Capital Resources

We have sustained recurring losses through December 31, 2023, and our accumulated deficit was $216,643,882 as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of December 31, 2023, we had approximately $3.2 million of unrestricted cash and $8.6 million of restricted cash. Through December 31, 2024, we have $62.1 million in debt principal payments coming due. In January 2024, the Company provided notice to IRG and its affiliated lenders to extend the maturity of $49.5 million of principal of its debt until March 31, 2025. The Company is currently working with its lenders to document such extension. During the year ended December 31, 2023, the Company used cash for operating activities of $27,000,438.

We expect that we will need to raise additional financing to accomplish our development plan and fund our working capital. We are seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that we will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our financial condition and operating results, or we may not be able to continue to fund our ongoing operations. These conditions raise substantial doubt about our ability to continue as a going concern to sustain operations for at least one year from the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

Since inception, the Company has primarily used its available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Year Ended December 31,
	2023	2022
Cash (used in) provided by:
Operating Activities	$(27,000,438)	$(4,892,748)
Investing Activities	(27,826,165)	(112,128,287)
Financing Activities	33,126,304	133,149,377
Net (decrease) increase in cash and restricted cash	$(21,700,299)	$16,128,342

Cash Flows for the Years Ended December 31, 2023 and 2022

Operating Activities

Net cash used in operating activities was $27,000,438 during the year ended December 31, 2023, which consisted primarily of a net loss of $68,753,804, a non-cash decrease in the fair value of our warrant liability of $686,000, offset by non-cash depreciation expense of $15,069,782, amortization of note discounts and deferred financing costs of $3,577,034, payment-in-kind interest rolled into debt of $6,671,400, impairment of sports fields and film costs of $8,845,000, recognition of film costs of $160,000, a decrease in change of fair value of investments available for sale of $2,067,754, non-cash stock-based compensation expense of $2,756,849, an increase in accounts payable and accrued expenses of $2,026,036, an increase in due to affiliates of $438,389, and a decrease in other liabilities of $383,655.

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

Investing Activities

Net cash used in investing activities was $27,826,165 during the year ended December 31, 2023, which consisted of project development costs of $45,590,651, proceeds from securities held to maturity of $89,470,392, and $71,947,597 in investment in securities held to maturity. Net cash used in investing activities was $112,128,287 during the year ended December 31, 2022 which consisted of project development costs of $95,167,689 and $16,960,598 in investment in the purchase of securities held to maturity.

Financing Activities

Net cash provided by financing activities was $33,126,304 during the year ended December 31, 2023, which consisted primarily of $43,075,339 in proceeds from notes payable and $2,500,996 of proceeds from common stock offering, offset by $5,757,301 in repayments of notes payable, $4,019,531 payment on financing liability and $2,226,310 in payment of financing costs.

Net cash provided by financing activities was $133,149,377 during the year ended December 31, 2022, which consisted primarily of $79,196,400 in proceeds from notes payable and $20,777,893 of proceeds from common stock and preferred stock, $65,588,519 from the proceeds from failed sale leaseback, offset by $19,256,319 in repayments of notes payable, and $11,559,606 in payment of financing costs.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2023 and 2022.

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

For our rented properties, payments are generally received over the course of the lease. For our long-term sponsorship partners, payments are generally received over the term of the sponsorship agreement.

Restaurant revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The Company is not exposed to market risk related to interest rates on foreign currencies.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dismissal of Independent Registered Public Accounting Firm

On April 3, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of Hall of Fame Resort & Entertainment Company (the “Company”) approved the dismissal of Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm, effective April 3, 2023.

Marcum’s reports on the Company’s financial statements as of and for the fiscal years ended December 31, 2021 and December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2021 and December 31, 2022, and in the subsequent interim period through April 3, 2023, there were no (i) disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Marcum would have caused Marcum to make reference to the matter in their report; or (ii) reportable events requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K.

Appointment of Independent Registered Public Accounting Firm

On April 3, 2023, the Audit Committee approved the appointment of Grant Thornton LLP (“Grant Thornton”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2023, subject to completion of Grant Thornton’s standard client acceptance procedures and execution of an engagement letter.

During the fiscal years ended December 31, 2021 and December 31, 2022, and from January 1, 2023 through April 3, 2023, the Company did not consult Grant Thornton with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by Grant Thornton that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is described in Item 304(a)(1)(iv) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the related instructions to Item 304 of Regulation S-K under the Exchange Act, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President Accounting / Corporate Controller, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive and financial officer) Vice President Accounting / Corporate Controller (our principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Vice President Accounting / Corporate Controller concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2023 due to a material weakness in in internal control over financial reporting noted in the paragraph below.

Notwithstanding the material weakness presented below, management has concluded that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows, in conformity with US GAAP.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive and financial officer) and our Vice President Accounting / Corporate Controller (our principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the existence of a material weakness.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, a material weakness in internal control over financial reporting was identified related to the precise and timely review and analysis of information used to prepare our financial statements and disclosures in accordance with U.S. GAAP.

Management’s Plans for Remediation

We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting. These remediation efforts are ongoing and include the following measures to address the material weakness identified:

-	We have designed additional controls to supplement the existing business process controls, with these controls expected to be fully implemented by the end of Q1 2024.

-	We have tested the design of these controls and will test their effectiveness to ensure that they are operating appropriately.

We expect the above actions will be completed before the end of the fiscal year ending December 31, 2024. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As we continue to evaluate and improve the applicable controls, management may take additional remedial measures or modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

In addition to the plan to remediate the material weakness discussed above, we identified changes in our internal control over financial reporting during the fourth quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15-d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, following the resignation of the Company’s Chief Financial Officer, the Company’s Chief Executive Officer was assigned to the role of principal financial officer and the Company’s Vice President Accounting/Corporate Controller was assigned the role of principal accounting officer.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The consolidated financial statements of the Company for the fiscal years covered by this Annual Report are located on beginning on page F-1 of this Annual Report.

Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
3.2	Certificate of Designations of 7.00% Series A Cumulative Redeemable Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 15, 2020)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 6, 2020)
3.4	Certificate of Designations of 7.00% Series B Convertible Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 14, 2021)
3.5	Certificate of Designations of 7.00% Series C Convertible Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 29, 2022)
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 27, 2022)
3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on August 12, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on January 30, 2018)
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 19, 2020)
4.5	Warrant Agency Agreement, dated November 18, 2020, between Hall of Fame Resort & Entertainment Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 19, 2020)

4.6	Warrant Agreement, dated as of July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and purchasers party thereto (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 (File No. 333-256618) filed with the Commission on May 28, 2021)
4.7	Second Amended and Restated Series C Warrant (No. 2020 W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.8	Second Amended and Restated Series D Warrant (Series D No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.9	Amended and Restated Series E Warrant (Series E No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.1	Amended and Restated Series E Warrant (Series E No. W-2), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.11	Amended and Restated Series F Warrant (Series F No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to JKP Financial, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.12	Amended and Restated Series F Warrant (Series F No. W-2), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to JKP Financial, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.13	Amended and Restated Series G Warrant, dated as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.14	Warrant Agency Agreement, dated October 13, 2023, by and between Hall of Fame Resort & Entertainment Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
4.15	Warrant issued October 13, 2023, by Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
4.16*	Description of Registered Securities
10.1	Global License Agreement dated April 8, 2022, between National Football Museum, Inc. and HOF Village Newco, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 14, 2022)

10.2	Director Nominating Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.3†	Hall of Fame Resort & Entertainment Company Amended 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on June 12, 2023)
10.4†	Form of Restricted Stock Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.5†	Form of Restricted Stock Unit Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.6†	Form of Non-Employee Director Restricted Stock Unit Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.7†	Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-270572) filed with the Commission on March 15, 2023)
10.8†	Form of Restricted Stock Unit Award under Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-270572) filed with the Commission on March 15, 2023)
10.9†	Amended and Restated Employment Agreement, dated November 22, 2022, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and Michael Crawford (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 23, 2022)
10.10†	Amendment to Amended and Restated Employment Agreement, effective May 1, 2023, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and Michael Crawford (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 20, 2023)
10.11†	Employment Agreement, dated February 14, 2022, by and between Benjamin Lee, HOF Village Newco, LLC and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 10, 2022)
10.12†	Employment Agreement, dated December 1, 2019, by and between Anne Graffice and HOF Village, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.13†	Employment Agreement, dated August 31, 2020, by and between Tara Charnes and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)

10.14†	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Anne Graffice and HOF Village, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.15†	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Tara Charnes and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.16†	Form of Retention Bonus Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 23, 2022)
10.17+	Note Purchase Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.18	Registration Rights Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.19	Note Redemption and Warrant Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.20	Joinder and Second Amendment to Promissory Note, dated March 1, 2022, by and among HOF Village Newco, LLC, and HOF Village Hotel II, LLC, as the makers, Hall of Fame Resort & Entertainment Company, and JKP Financial, LLC, as holder (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.21	Backup Joinder and First Amended and Restated Secured Cognovit Promissory Note, effective as of November 7, 2022, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, as makers, and JKP Financial, LLC, as holder (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.22	Letter Agreement re Payment Terms, dated June 25, 2020, by and among Industrial Realty Group, LLC, IRG Master Holdings, LLC, HOF Village, LLC and certain affiliates party thereto (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.23+	Amendment to Sponsorship and Services Agreement, dated June 15, 2020, by and among HOF Village, LLC, National Football Museum, Inc. and Constellation NewEnergy, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.24+	Term Loan Agreement, dated December 1, 2020, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and Aquarian Credit Funding LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 3, 2020)

10.25	Letter Agreement, dated as of December 1, 2020, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and IRG Master Holdings, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.26	Amendment Number 1 to Term Loan Agreement, dated January 28, 2021, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.36 of the Company’s Post-Effective Amendment No. 3 to Form S-1 Registration Statement (File No. 333-249133), filed with the Commission on July 22, 2021)
10.27	Amendment Number 2 to Term Loan Agreement, dated February 15, 2021, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.37 of the Company’s Post-Effective Amendment No. 3 to Form S-1 Registration Statement (File No. 333-249133), filed with the Commission on July 22, 2021)
10.28	Amendment Number 3 to Term Loan Agreement, dated as of August 30, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 1, 2021)
10.29	Amendment Number 4 to Term Loan Agreement, dated as of August 30, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on September 1, 2021)
10.30	Amendment Number 5 to Term Loan Agreement, dated as of December 15, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.31	Assignment of Loan and Loan Documents, dated as of March 1, 2022, by and among Aquarian Credit Funding LLC, as administrative agent, Investors Heritage Life Insurance Company (“IHLIC”), as a lender, and CH Capital Lending, LLC, as assignee (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 14, 2022)
10.32	Amendment Number 6 to Term Loan Agreement, dated as of March 1, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.33	Amendment Number 7 to Term Loan Agreement, dated as of August 5, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.9 of the Company’s Form S-3 Registration Statement (File No. 333-266750), filed with the Commission on August 10, 2022)
10.34	Amendment Number 8 to Term Loan Agreement, effective as of November 7, 2022, by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC, as borrower, in favor of CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K (File No. 001-38363), filed with the Commission on March 22, 2023)

10.35	Amendment Number 9 to Term Loan Agreement, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)
10.36	Amendment Number 10 to Term Loan Agreement, dated January 11, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.37	Amendment Number 11 to Term Loan Agreement, dated January 17, 2024 by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.38*	Amendment Number 12 to Term Loan Agreement, dated February 1, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender
10.39*	Amendment Number 13 to Term Loan Agreement, dated February 28, 2024 by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender
10.40*	First Amendment to Lease Agreement, dated February 23, 2024, among HFAKOH001 LLC, as landlord, HOF Village Waterpark, LLC, as tenant, HOF Village Newco, LLC, as guarantor and HOF Village Stadium, LLC, as mortgagor
10.41*	Pledge and Security Agreement, dated February 23, 2024, between HOF Village Newco, LLC, as pledgor and HFAKOH001 LLC, as pledgee
10.42*	Series H Common Stock Purchase Warrant, dated February 23, 2024, by Hall of Fame Resort & Entertainment Company for the benefit of HFAKOH001 LLC, as holder
10.43*	Second Amendment to Lease Agreement, dated February 29, 2024, among HFAKOH001 LLC, as landlord, HOF Village Waterpark, LLC, as tenant, HOF Village Newco, LLC, as guarantor and HOF Village Stadium, LLC, as mortgagor
10.44*	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated February 29, 2024, by HOF Village Newco, LLC, as mortgagor, for the benefit of HFAKOH001 LLC, as mortgagee
10.45	Equity Distribution Agreement, dated September 30, 2021, by and among Hall of Fame Resort & Entertainment Company, Wedbush Securities Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 1, 2021)
10.46	Amendment No. 1 to Equity Distribution Agreement, dated October 6, 2023, by and among Hall of Fame Resort & Entertainment Company, and Maxim Group LLC and Wedbush Securities Inc. (incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K (001-38363), filed with the Commission on October 12, 2023)
10.47	Joinder and Second Amended and Restated Secured COGNOVIT Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC to IRG, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)

10.48	Joinder and Second Amended and Restated Secured COGNOVIT Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC to JKP Financial, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.49	Loan Agreement, dated December 15, 2021, between HOF Village Center For Excellence, LLC, as borrower, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.50	Promissory Note, dated December 15, 2021, issued by HOF Village Center For Excellence, LLC to ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.51	Guaranty of Payment, dated December 15, 2021, by Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.52	Energy Project Cooperative Agreement, dated December 15, 2021, among the City of Canton, Ohio, the Canton Regional Energy Special Improvement District, Inc., HOF Village Center For Excellence, LLC and Pace Equity, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.53	Promissory Note, dated April 27, 2022, issued by HOF Village Center For Performance, LLC to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 29, 2022)
10.54	Backup Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, and HOF Village Youth Fields, LLC to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.55	Joinder and First Amended and Restated Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, and HOF Village Youth Fields, LLC to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.56	Business Loan Agreement, dated June 16, 2022, between Hall of Fame Resort & Entertainment Company and Stark Community Foundation, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on June 17, 2022)
10.57	Energy Project Cooperative Agreement, dated June 29, 2022, among HOF Village Stadium, LLC, Canton Regional Energy Special Improvement District, Inc., SPH Canton St, LLC, and City of Canton, Ohio (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on August 11, 2022)
10.58	Business Loan Agreement, dated August 31, 2022, between Hall of Fame Resort & Entertainment Company and Stark County Port Authority (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 7, 2022)
10.59	Business Loan Agreement, dated September 15, 2022, between Hall of Fame Resort & Entertainment Company and City of Canton, Ohio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 16, 2022)

10.60	Loan Agreement, dated September 27, 2022, among HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers, and The Huntington National Bank, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.61	Promissory Note, dated September 27, 2022, issued by HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers, to The Huntington National Bank, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.62	Ground Lease, dated September 27, 2022, among TWAIN GL XXXVI, LLC, as landlord, and HOF Village Retail I, LLC and HOF Village Retail II, LLC, as tenants (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.63	Guaranty Fee Letter Agreement, dated September 27, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Retail I, LLC, HOF Village Retail II, LLC, Stuart Lichter, and Stuart Lichter, Trustee of the Stuart Lichter Trust u/t/d dated November 13, 2011 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.64	Assignment of Note, Security Instruments and Other Loan Documents, dated September 22, 2023, by The Huntington National Bank to and in favor of CH Capital Lending, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.65	Joinder and First Amendment to Loan Agreement, dated September 21, 2023 by and among HOF Village Retail I, LLC, HOF Village Retail II, LLC, Hall of Fame Resort & Entertainment Company, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.66	Second Amendment to Loan Agreement, dated October 6, 2023 by and among HOF Village Retail I, LLC, HOF Village Retail II, LLC, Hall of Fame Resort & Entertainment Company, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.67	Third Amendment to Loan Agreement, dated October 16, 2023 by and among HOF Village Retail I, LLC, HOF Village Retail II, LLC, Hall of Fame Resort & Entertainment Company, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.68*	Fourth Amendment to Loan Agreement, dated November 21, 2023, among HOF Village Retail I, LLC, HOF Village Retail II, LLC and Hall of Fame Resort & Entertainment Company, as borrowers and CH Capital Lending, LLC, as lender
10.69	Fifth Amendment to Loan Agreement, dated December 8, 2023 by and among Hall of Fame Resort & Entertainment Company, HOF Village Retail I, LLC, HOF Village Retail II, LLC, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)

10.70	Payment Guaranty, dated October 19, 2022, by HOF Village Newco, LLC to and for the benefit of the Director of Development of the State of Ohio, and The Huntington National Bank, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 25, 2022)
10.71	Loan Agreement, dated October 1, 2022, among the Director of Development of the State of Ohio, the Stark County Port Authority, as borrower, and the HOF Village Center for Performance, LLC, as TDD bonds beneficiary (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on October 25, 2022)
10.72	Intercreditor and Subordination Agreement, dated October 1, 2022, by and among the Director of Development of the State of Ohio, acting on behalf of the State of Ohio, as junior lender; Midwest Lender Fund, LLC, as senior lender; and HOF Village Center for Performance, LLC, as borrower (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on October 25, 2022)
10.73	Purchase and Sale Agreement, dated November 7, 2022, between HFAKOH001 LLC as buyer and HOF Village Waterpark, LLC as seller (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.74	Ground Lease Agreement, dated November 7, 2022, between HFAKOH001 LLC as landlord and HOF Village Waterpark, LLC as tenant (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.75	Limited Recourse Carveout Guaranty, dated November 7, 2022, by HOF Village Newco, LLC as guarantor and HFAKOH001 LLC as landlord (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.76	Pledge and Security Agreement, dated November 7, 2022, by HOF Village Newco, LLC as pledgor and HFAKOH001 LLC as landlord (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.77	Post-Closing Matters Agreement, dated November 7, 2022, among HOF Village Waterpark, LLC, HOF Village Newco, LLC and HFAKOH001 LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.78	Purchase Option Agreement, dated November 7, 2022, between HFAKOH001 LLC and HOF Village Waterpark, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.79	Hotel Construction Loan Commitment Letter, signed November 3, 2022, among Industry Realty Group, Inc. as lender, Hall of Fame Resort & Entertainment Company as guarantor, and HOF Village Hotel WP, LLC as borrower (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.80	IRG Letter Agreement, dated November 7, 2022, between Industrial Realty Group, LLC and its various affiliates and related parties and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)

10.81	Cooperative Tax Increment Financing Agreement, dated as of February 1, 2023, among Stark County Port Authority, the City of Canton, Ohio, Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, and is joined by HOF Village Stadium, LLC, HOF Village Youth Fields, LLC, HOF Village Center for Excellence, LLC, HOF Village Center for Performance, LLC, HOF Village Retail I, LLC, and HOF Village Retail II, LLC (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 27, 2023)
10.82	Maintenance and Management Agreement (Stark Port Public Roadway), dated as of February 1, 2023, by and between the Stark County Port Authority and HOF Village Newco, LLC, and is joined by Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.72 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 27, 2023)
10.83	Minimum Payment Guaranty, dated as of February 2, 2023, by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, to the Stark County Port Authority and The Huntington National Bank (incorporated by reference to Exhibit 10.73 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 27, 2023)
10.84	Shortfall Payment Guaranty, dated as of February 2, 2023, by Stuart Lichter, as trustee of The Stuart Lichter Trust U/T/D dated November 13, 2011, and Stuart Lichter to the Stark County Port Authority and The Huntington National Bank (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 27, 2023)
10.85	Construction Loan Agreement, dated September 14, 2020 by and among HOF Village Hotel II, LLC, as borrower, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.86	Second Amendment to Loan Documents, dated September 13, 2023, by and among HOF Village Hotel II, LLC, as borrower, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.87	Third Amendment to Loan Documents, dated October 10, 2023, by and among HOF Village Hotel II, LLC, as borrower, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.88	Cooperative Agreement, dated October 1, 2023, among City of Canton, Ohio, the Canton Regional Energy Special Improvement District, Inc., HOF Village Hotel II, LLC and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.89	Cooperative Agreement, dated October 1, 2023, among Cleveland-Cuyahoga County Port Authority, City of Canton, Ohio, HOF Village Hotel II, LLC and The Huntington National Bank, as Trustee (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)

10.9	First Amended and Restated Promissory Note, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Retail I, LLC, HOF Village Retail II, LLC, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)
10.91	First Amendment to Second Amended and Restated Secured Cognovit Promissory Note, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)
10.92	Fifth Amendment to and Spreader of Pledge and Security Agreement, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as grantor, and CH Capital Lending, LLC as administrative agent/collateral agent and IRG, LLC, JKP Financial, LLC, and Midwest Lender Fund, LLC, collectively secured parties (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)
10.93	Third Amendment to and Spreader of Open-End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 8, 2023 by HOF Village Youth Fields, LLC, HOF Village Parking, LLC, HOF Village Newco, LLC, collectively as grantor, and CH Capital Lending, LLC as administrative agent or secured party (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)
10.94	Release, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, HOF Village Retail I, LLC, HOF Village Retail II, LLC, collectively as borrower and CH Capital Lending, LLC as administrative agent and lender (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)
10.95*	Membership Interest Purchase Agreement, dated as of December 22, 2023, among Sandlot Facilities, LLC, as purchaser, Sandlot Youth Sports Holdings, LLC, as purchaser guarantor, HOF Village Newco, LLC, as seller, and Hall of Fame Resort & Entertainment Company
10.96	Second Amendment to Second Amended and Restated Secured Cognovit Promissory Note, dated January 11, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.97	Sixth Amendment to and Spreader of Pledge and Security Agreement, dated January 11, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as grantor, and CH Capital Lending, LLC as administrative agent/collateral agent and IRG, LLC, JKP Financial, LLC, and Midwest Lender Fund, LLC, collectively secured parties (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.98	Fourth Amendment to and Spreader of Open-End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated January 11, 2024 by HOF Village Youth Fields, LLC, HOF Village Parking, LLC, HOF Village Newco, LLC, collectively as grantor, and CH Capital Lending, LLC as administrative agent or secured party (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)

10.99	Partial Release of Mortgage, dated January 11, 2024 by CH Capital Lending, LLC as administrative agent or secured party (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.100	Omnibus Release of Youth Fields Borrower from Certain Debt Instruments, dated January 11, 2024 by CH Capital Lending, LLC as administrative agent and IRG, LLC, JKP Financial, LLC and Midwest Lender Fund, LLC, collectively Lenders for the benefit of HOF Village Youth Fields, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.101	Third Amendment to Second Amended and Restated Secured Cognovit Promissory Note, dated January 17, 2024 by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.102	Limited Waiver Agreement, dated October 6, 2023, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, HOF Village Center for Performance, LLC, and CH Capital Lending, LLC, IRG, LLC and Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.103	Limited Waiver Agreement, dated October 6, 2023, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, HOF Village Center for Performance, LLC, HOF Village Hotel II, LLC, and JKP Financial, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.104*	Modification Agreement, dated October 6, 2023, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, as borrowers and IRG, LLC, CH Capital Lending, LLC, Midwest Lender Funds, LLC, as lenders
10.105*	Modification Agreement, dated October 6, 2023, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, as borrowers and JKP Financial, LLC, as lender
10.106*	Security Agreement, dated November 21, 2023, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, as grantors, and CH Capital Lending, LLC, as lender
10.107*	Amendment to Global License Agreement, dated September 13, 2023, between HOF Village Newco, LLC and National Football Museum, Inc., doing business as the Pro Football Hall of Fame
16.1	Letter from Marcum LLP (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 7, 2023)
21.1*	Subsidiaries
23.1*	Consent of independent registered public accountant.
23.2*	Consent of former independent registered public accountant.
31.1*	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Certification of the Principal Executive and Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350
97.01*	Executive Officer Compensation Recovery Policy
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
+	Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules and exhibits to the Commission upon request.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY
March 25, 2024

	By:	/s/ Michael Crawford
Michael Crawford
President and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Crawford	Chief Executive Officer and Director	March 25, 2024
Michael Crawford	(Principal Executive and Financial Officer)

/s/ John Van Buiten	Vice President of Accounting/Corporate Controller	March 25, 2024
John Van Buiten	(Principal Accounting Officer)

/s/ Anthony J. Buzzelli	Director	March 25, 2024
Anthony J. Buzzelli

/s/ David Dennis	Director	March 25, 2024
David Dennis

/s/ James J. Dolan	Director	March 25, 2024
James J. Dolan

/s/ Karl L. Holz	Director	March 25, 2024
Karl L. Holz

/s/ Stuart Lichter	Director	March 25, 2024
Stuart Lichter

/s/ Marcus Allen	Director	March 25, 2024
Marcus Allen

/s/ Mary Owen	Director	March 25, 2024
Mary Owen

/s/ Kimberly K. Schaefer	Director	March 25, 2024
Kimberly K. Schaefer

/s/ Jerome Bettis	Director	March 25, 2024
Jerome Bettis

Hall of Fame Resort & Entertainment Company

Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Hall of Fame Resort & Entertainment Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Hall of Fame Resort & Entertainment Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $68.7 million and utilized cash from operations of $27.0 million during the year ended December 31, 2023. The Company has $62.1 million of debt due through December 31, 2024 and will require additional funds to complete planned development projects. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Cleveland, Ohio

March 25, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Hall of Fame Resort & Entertainment Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hall of Fame Resort & Entertainment Company (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum LLP

We served as the Company’s auditor 2019 to 2023.

New York, NY

March 27, 2023

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022

Assets
Cash	$3,243,353	$26,016,547
Restricted cash	8,572,730	7,499,835
Investments held to maturity	-	17,033,515
Investments available for sale	2,000,000	4,067,754
Accounts receivable, net	1,108,460	1,811,143
Prepaid expenses and other assets	3,514,135	3,340,342
Property and equipment, net	344,378,835	248,826,853
Property and equipment held for sale	12,325,227	-
Right-of-use lease assets	7,387,693	7,562,048
Project development costs	59,366,200	140,138,924
Total assets	$441,896,633	$456,296,961

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$219,532,941	$171,315,860
Accounts payable and accrued expenses	21,825,540	17,575,683
Due to affiliate	1,293,874	855,485
Warrant liability	225,000	911,000
Financing liability	62,982,552	60,087,907
Derivative liability - interest rate swap	-	200,000
Operating lease liability	3,440,630	3,413,210
Other liabilities	5,858,682	10,679,704
Total liabilities	315,159,219	265,038,849

Commitments and contingencies (Note 6, 7, and 8)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,917,000 shares authorized; no shares issued or outstanding at December 31, 2023 and 2022	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 200 shares issued and outstanding at December 31, 2023 and 2022; liquidation preference of $222,011 as of December 31, 2023	-	-
Series C convertible preferred stock, $0.0001 par value; 15,000 shares designated; 15,000 shares issued and outstanding at December 31, 2023 and 2022; liquidation preference of $15,707,500 as of December 31, 2023	2	2
Common stock, $0.0001 par value; 300,000,000 shares authorized; 6,437,020 and 5,604,869 shares issued and outstanding at December 31, 2023 and 2022, respectively	643	560
Additional paid-in capital	344,335,489	339,038,466
Accumulated deficit	(216,643,882)	(146,898,343)
Total equity attributable to HOFRE	127,692,252	192,140,685
Non-controlling interest	(954,838)	(882,573)
Total equity	126,737,414	191,258,112
Total liabilities and stockholders’ equity	$441,896,633	$456,296,961

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022

Revenues
Sponsorships, net of activation costs	$2,819,041	$2,697,487
Event, rents, restaurant, and other revenues	13,855,169	7,116,594
Hotel revenues	7,455,463	6,165,291
Total revenues	24,129,673	15,979,372

Operating expenses
Operating expenses	43,171,407	35,982,464
Hotel operating expenses	6,491,625	5,949,839
Impairment expense	8,845,000	-
Depreciation expense	15,069,782	12,037,374
Total operating expenses	73,577,814	53,969,677

Loss from operations	(49,448,141)	(37,990,305)

Other income (expense)
Interest expense, net	(18,763,838)	(5,377,146)
Amortization of discount on note payable	(3,589,858)	(6,250,721)
Other income	4,265,937	604,912
Change in fair value of warrant liability	686,000	9,422,000
Change in fair value of interest rate swap	163,850	(200,000)
Change in fair value of investments available for sale	(2,067,754)	-
Loss on extinguishment of debt	-	(6,377,051)
Total other expense	(19,305,663)	(8,178,006)

Net loss	$(68,753,804)	$(46,168,311)

Preferred stock dividends	(1,064,000)	(1,064,000)
Loss attributable to non-controlling interest	72,265	285,807

Net loss attributable to HOFRE stockholders	$(69,745,539)	$(46,946,504)

Net loss per share, basic and diluted	$(11.97)	$(9.01)
Weighted average shares outstanding, basic and diluted	5,826,504	5,208,054

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

	Series B Convertible Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Stockholders	Interest	Equity
Balance as of January 1, 2021	15,200	$2	-	$-	4,434,662	$443	$305,126,404	$(99,951,839)	$205,175,010	$(596,766)	$204,578,244

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	3,896,803	-	3,896,803	-	3,896,803
Stock-based compensation - common stock awards	-	-	-	-	1,136	-	28,500	-	28,500	-	28,500
Issuance of restricted stock awards	-	-	-	-	15,672	2	(2)	-	-	-	-
Vesting of restricted stock units	-	-	-	-	29,710	3	(3)	-	-	-	-
Sale of shares under ATM	-	-	-	-	988,007	98	20,403,418	-	20,403,516	-	20,403,516
Shares issued in connection with modification of notes payable	-	-	-	-	39,091	-	803,057	-	803,061	-	803,061
Warrants issued in connection with modification of notes payable	-	-	-	-	-	4	1,088,515	-	1,088,515	-	1,088,515
Shares issued in connection with issuance of notes payable	-	-	-	-	5,682	1	75,418	-	75,419	-	75,419
Warrants issued in connection with issuance of notes payable	-	-	-	-	-	-	18,709	-	18,709	-	18,709
Shares issued in connection with IRG restructuring	-	-	-	-	90,909	9	1,309,991	-	1,310,000	-	1,310,000
Modification of Series C and Series D warrants	-	-	-	-	-	-	3,736,000	-	3,736,000	-	3,736,000
Modification of warrants in connection with IRG restructuring	-	-	-	-	-	-	2,670,000	-	2,670,000	-	2,670,000
Preferred stock dividends		-	-	-	-	-	-	(1,064,000)	(1,064,000)	-	(1,064,000)
Exchange of Series B preferred stock for Series C preferred stock	(15,000)	(2)	15,000.00	2	-	-	-	-	-	-	-
Amount paid for fractional shares	-	-	-	-	-	-	(118,344)	-	(118,344)	-	(118,344)
Net loss	-	-	-	-	-	-	-	(45,882,504)	(45,882,504)	(285,807)	(46,168,311)

Balance as of December 31, 2022	200	$-	15,000	$2	5,604,869	$560	$339,038,466	$(146,898,343)	$192,140,685	$(882,573)	$191,258,112

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	2,756,849	-	2,756,849	-	2,756,849
Issuance of restricted stock awards	-	-	-	-	25,546	3	(3)	-	-	-	-
Vesting of restricted stock units, net of 14,449 shares withheld for taxes	-	-	-	-	62,160	6	(6)	-	-	-	-
Sale of shares under ATM	-	-	-	-	4,878	-	39,261	-	39,261	-	39,261
Common stock offering	-	-	-	-	750,000	75	2,500,921	-	2,500,996	-	2,500,996
Preferred stock dividends	-	-	-	-	-	-	-	(1,064,000)	(1,064,000)	-	(1,064,000)
Cancellation of fractional shares	-	-	-	-	(10,433)	(1)	1	-	-	-	-
Net loss	-	-	-	-	-	-	-	(68,681,539)	(68,681,539)	(72,265)	(68,753,804)
Balance as of December 31, 2023	200	$-	15,000	$2	6,437,020	$643	$344,335,489	$(216,643,882)	$127,692,252	$(954,838)	$126,737,414

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(68,753,804)	$(46,168,311)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	15,069,782	12,037,374
Amortization of note discount and deferred financing costs	3,577,034	6,250,721
Amortization of financing liability	6,914,176	1,156,362
Bad debt expense	244,143	807,877
Recognition of film costs	160,000	-
Impairment of sports fields and film costs	8,845,000	-
Interest income on investments held to maturity	(563,652)	(72,917)
Interest paid in kind	6,671,400	3,969,093
Loss on extinguishment of debt	-	6,377,051
Gain on sale of asset	(148,796)	-
Gain on outcome of arbitration	(4,117,141)	-
Change in fair value of warrant liability	(686,000)	(9,422,000)
Change in fair value of interest rate swap	(163,850)	200,000
Change in fair value of investments available for sale	2,067,754	(67,754)
Stock-based compensation expense	2,756,849	3,925,303
Non-cash operating lease expense	520,831	179,898
Changes in operating assets and liabilities:
Accounts receivable	(798,752)	(251,795)
Prepaid expenses and other assets	(357,126)	289,396
Accounts payable and accrued expenses	2,026,036	9,924,830
Operating leases	(319,056)	17,753
Due to affiliates	438,389	3,015,292
Other liabilities	(383,655)	2,939,079
Net cash used in operating activities	(27,000,438)	(4,892,748)

Cash Flows From Investing Activities
Additions to project development costs and property and equipment	(45,590,651)	(95,167,689)
Proceeds from securities held to maturity	89,470,392	-
Proceeds from sale of property and equipment	241,691	-
Investment in securities held to maturity	(71,947,597)	(16,960,598)
Net cash used in investing activities	(27,826,165)	(112,128,287)

Cash Flows From Financing Activities
Proceeds from notes payable	43,075,339	79,196,400
Payment for fractional shares	-	(118,344)
Repayments of notes payable	(5,757,301)	(19,256,319)
Payment of financing costs	(2,226,310)	(11,559,606)
Payment for repurchase of interest rate swap	(36,150)	-
Payment of Series B dividends	(450,000)	(750,000)
Proceeds from sale of common stock under ATM	39,261	20,777,893
Proceeds from failed sale leaseback	-	65,588,519
Proceeds from common stock offering	2,500,996	-
Payment on financing liability	(4,019,531)	(729,166)
Net cash provided by financing activities	33,126,304	133,149,377

Net (decrease) increase in cash and restricted cash	(21,700,299)	16,128,342

Cash and restricted cash, beginning of year	33,516,382	17,388,040

Cash and restricted cash, end of year	$11,816,083	$33,516,382

Cash	$3,243,353	$26,016,547
Restricted Cash	8,572,730	7,499,835
Total cash and restricted cash	$11,816,083	$33,516,382

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,958,351	$7,377,808
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$9,028,091	$3,346,580
Reclassify amounts from capitalized development costs to property and equipment	$127,453,617	$53,752,242
Amendment of Series C warrant liability for equity classification	$-	$3,336,000
Amendment of Series C and D warrants	$-	$400,000
Accrued dividends	$614,000	$314,000
Initial value of right of use asset upon adoption of ASC 842	$-	$7,741,955
Amounts due to affiliate exchanged for note payable	$-	$3,978,762
Accrued interest rolled into notes payable in connection with modification	$-	$1,437,458
Shares issued in connection with amendment of notes payable	$-	$803,061
Warrants issued in connection with amendment of notes payable	$-	$1,088,515
Shares issued in connection with issuance of notes payable	$-	$75,419
Warrants issued in connection with issuance of notes payable	$-	$18,709
Shares issued in connection with IRG debt restructuring	$-	$1,310,000
Increase in fair value of warrants in connection with IRG debt restructuring	$-	$2,670,000
Penny warrants received in consideration of sports betting agreement	$-	$4,000,000

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Organization, Nature of Business, and Liquidity (continued)

Liquidity and Going Concern

The Company has sustained recurring losses through December 31, 2023 and the Company’s accumulated deficit was $216,643,882 as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of December 31, 2023, the Company had approximately $3.2 million of unrestricted cash and $8.6 million of restricted cash. The Company has approximately $62.1 million of debt coming due through December 31, 2024. In January 2024, the Company provided notice to IRG and its affiliated lenders to extend the maturity of $49.5 million of principal of its debt until March 31, 2025. The Company is currently working with its lenders to document such extension. During the year ended December 31, 2023, the Company used cash for operating activities of $27,000,438.

On January 11, 2024, HOF Village completed the sale to Sandlot Facilities, LLC (“Sandlot”) for a $10 million purchase price, subject to adjustment (the “Purchase Price”), of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC (“Sports Complex Newco”), to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business prior to closing (the “Transaction”). The Transaction occurred pursuant to the terms of the previously disclosed Membership Interest Purchase Agreement, dated December 22, 2023 (the “Purchase Agreement”), among the Company, HOF Village, Sandlot and Sandlot Youth Sports Holdings, LLC (“Purchaser Guarantor”). Under the Purchase Agreement, Sandlot held back $1.5 million of the Purchase Price (the “Holdback Amount”) to secure certain indemnification obligations of the Company and HOF Village, which holdback will be released by Sandlot for the benefit of HOF Village in three $500,000 increments at 6, 12 and 18 months after the January 11, 2024 closing date of the Transaction (the “Closing”), subject to post-Closing adjustment of the Purchase Price and any indemnification claims pursuant to the Purchase Agreement.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Organization, Nature of Business, and Liquidity (continued)

Liquidity and Going Concern (continued)

The Company expects that it will need to raise additional financing to accomplish its development plan and fund its working capital. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to meet its obligations as they come due for at least one year from the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

The accompanying consolidated financial statements of the Company for the years ended December 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions for the Company relate to credit losses, depreciation, costs capitalized to project development costs, useful lives of long-lived assets, impairment, accounting for debt modifications and extinguishments, stock-based compensation, and fair value of financial instruments (including the fair value of the Company’s warrant liability). Management adjusts such estimates when facts and circumstances dictate. Actual results could differ from those estimates.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company reviews its property and equipment, right-of-use lease assets, and projects under development for impairment whenever events or changes indicate that the carrying value of the long-lived assets may not be fully recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded.

The Company measures and records impairment losses on its long-lived assets, including right-of-use lease assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. Considerable judgment by management is necessary to estimate undiscounted future operating cash flows, and fair values and accordingly, actual results could vary significantly from such estimates. In December 2023, the Company entered into an agreement to sell a portion of its ForeverLawn Sports Complex. The Company considered this a triggering event for the purposes of evaluating for impairment. The purchase price of that transaction, which the Company used to measure the fair value of the assets, was less than the carrying value of those assets. Therefore, during the year ended December 31, 2023, the Company recorded an impairment loss of $7,700,000, which is included in “Impairment expense” on the Company’s consolidated statements of operations.

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2023 and 2022, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances as of December 31, 2023 and 2022 were $8,572,730 and $7,499,835, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Investments

The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All marketable equity and debt securities held by the Company are accounted for under ASC Topic 320, “Investments – Debt and Equity Securities.” As of December 31, 2023 and 2022, the Company held $0 and $17,033,515, respectively in securities to be held to maturity consisting of U.S government securities carried at amortized cost. The Company recognizes interest income on these securities ratably over their term utilizing the interest method.

As of December 31, 2023 and 2022, the Company also had $2,000,000 and $4,067,754, respectively in investments available for sale, which are marked to market value at each reporting period.

Accounts Receivable

Accounts receivable are generally amounts due under sponsorship and other agreements and are recorded at the invoiced amount. Accounts receivable are reviewed for delinquencies on a case-by-case basis and are considered delinquent when the sponsor or customer has missed a scheduled payment. Interest is not charged on delinquencies.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company reviews its Accounts Receivable on a case by case basis, and writes off any accounts receivable for which collection efforts have been exhausted. As of December 31, 2023 and 2022, the Company has recorded an allowance for credit losses of $243,081 and $5,575,700, respectively. As of December 31, 2022, the Company’s allowance for credit losses primarily comprised of its allowance for Johnson Controls, Inc., as further discussed in Note 6.

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized to additions in project development costs during the construction period over the term of the related loans, without regard for any extension options until the project or portion thereof is considered substantially complete. Upon substantial completion of the project or portion thereof, such costs are amortized as interest expense over the term of the related loan. Any unamortized costs are shown as an offset to “Notes Payable, net” on the accompanying consolidated balance sheets.

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

The Company generates revenues from various streams such as sponsorship agreements, rents, events, and hotel and restaurant operations. The sponsorship arrangements, in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time, recognize revenue on a straight-line basis over the time period specified in the contract. The excess of amounts contractually due over the amounts of sponsorship revenue recognized are included in other liabilities on the accompanying consolidated balance sheets. Contractually due but unpaid sponsorship revenue are included in accounts receivable on the accompanying consolidated balance sheets. Refer to Note 6 for more details. Revenue for short-term rentals, and events are recognized at the time the respective event or service has been performed. Rental revenue for long term leases is recorded on a straight-line basis over the term of the lease beginning on the commencement date.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses on the Company’s consolidated statements of operations. There were no amounts incurred for penalties and interest for the years ended December 31, 2023 and 2022. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2019 through 2022 remain subject to examination.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Stock–Based Compensation

The Company recognizes compensation expense for all equity-based payments in accordance with ASC 718 “Compensation – Stock Compensation.” Under fair value recognition provisions, the Company recognizes equity-based compensation net of an estimated forfeiture rate (based on historical expectations) and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock units and restricted stock awards are granted at the discretion of the Compensation Committee of the Company’s board of directors (the “Board of Directors”). These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a 12 to 36-month period.

Performance stock units are also granted at the discretion of the Compensation Committee of the Board of Directors. These awards are restricted as to the transfer of ownership and vest upon achievement of performance criteria determined by the Compensation Committee.

Segments

The Company has evaluated its business to determine whether it has multiple operating segments. The Company has concluded that, as of December 31, 2023 and 2022, it only has one operating segment, given that its chief operating decision maker reviews the Company’s results solely on a consolidated basis.

Advertising

The Company expenses all advertising and marketing costs as they are incurred and records them as “Operating expenses” on the Company’s consolidated statements of operations.  Total advertising and marketing costs for the years ended December 31, 2023 and 2022 were $697,010 and $484,468, respectively.

Film and Media Costs

The Company capitalizes all costs to develop films and related media as an asset, included in “project development costs” on the Company’s consolidated balance sheets. The costs for each film or media will be expensed over the expected release period. During the years ended December 31, 2023 and 2022, the Company recorded $1,305,000 and $0 in film and media costs, respectively, including an impairment charge of $1,145,000 and $0, respectively, as the Company does not anticipate recovering these costs. The impairment in film and media costs is included in “Impairment expense” on the Company’s consolidated statements of operations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Interest Rate Swap

To estimate fair value for the Company’s interest rate swap agreements, the Company utilizes a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The changes in fair value of the Company’s interest rate swap are recorded within “other income (expense)” on the Company’s consolidated statements of operations.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these instruments.

The carrying amount of the Company’s notes payable are considered to approximate their fair value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

The Company uses the fair value hierarchy to measure the fair value of its warrant liabilities, investments available for sale and interest rate swap. The Company revalues its financial instruments at every reporting period. The Company recognizes gains or losses on the change in fair value of the warrant liabilities as “change in fair value of warrant liability” in the consolidated statements of operations. The Company recognizes gains or losses on the change in fair value of the investments available for sale as “change in fair value of investments available for sale” in the consolidated statements of operations. The Company recognizes gains or losses on the change in fair value of the interest rate swap as “change in fair value of interest rate swap” in the consolidated statements of operations.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the consolidated balance sheets as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
	Level	2023	2022
Warrant liabilities – Public Series A Warrants	1	$204,000	$748,000
Warrant liabilities – Private Series A Warrants	3	-	-
Warrant liabilities – Series B Warrants	3	21,000	163,000
Fair value of aggregate warrant liabilities		$225,000	$911,000

Fair value of interest rate swap liability	2	$-	$200,000

Investments available for sale	3	$2,000,000	$4,067,754

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

The Company also used Level 3 assumptions to determine the impairment of its ForeverLawn Sports Complex during the year ended December 31, 2023.

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Series C Warrants	Total Warrant Liability
Fair value as of December 31, 2021	$4,617,000	$110,000	$2,416,000	$6,526,000	$13,669,000

Amendment of warrants to equity classification	-	-	-	(3,336,000)	(3,336,000)

Change in fair value	(3,869,000)	(110,000)	(2,253,000)	(3,190,000)	(9,422,000)

Fair value as of December 31, 2022	$748,000	$-	$163,000	-	$911,000

Change in fair value	(544,000)	-	(142,000)	-	(686,000)

Fair value as of December 31, 2023	$204,000	$-	$21,000	$-	$225,000

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of December 31, 2023 and 2022 are as follows:

	December 31, 2023		December 31, 2022
	Private Series A Warrants	Series B Warrants	Private Series A Warrants	Series B Warrants
Term (years)	1.5	1.9	2.5	2.9
Stock price	$3.25	$3.25	$8.06	$8.06
Exercise price	$253.11	$30.81	$253.11	$30.81
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	88.37%	85.42%	52.27%	63.86%
Risk free interest rate	4.23%	4.23%	4.22%	4.22%

Number of shares	95,576	170,862	95,576	170,862

The valuation of the investments available for sale was based on an option pricing model using market rate assumptions. The interest rate swap was terminated in 2023.

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

For the years ended December 31, 2023 and 2022, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive.

As of December 31, 2023 and 2022, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Years Ended December 31,
	2023	2022
Warrants to purchase shares of Common Stock	2,793,649	2,003,649
Unvested restricted stock units to be settled in shares of Common Stock	163,922	134,799
Shares of Common Stock issuable upon conversion of convertible notes	9,668,009	3,245,847
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	2,971	2,971
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	454,408	454,545
Total potentially dilutive securities	13,082,959	5,841,811

Recent Accounting Standards

On January 1, 2023, the Company adopted the Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 has had no material impact on our consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes, requiring more granular disclosure of the components of income taxes. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Property and Equipment

Property and equipment, net, including property and equipment held for sale consists of the following:

	Useful Life	December 31, 2023	December 31, 2022
Land		$27,651,699	$12,414,473
Land improvements	25 years	48,478,397	51,808,296
Building and improvements	15 to 39 years	344,006,337	239,068,974
Equipment	5 to 10 years	13,314,547	7,212,246
Property and equipment, gross		433,450,980	310,503,989

Less: accumulated depreciation		(76,746,918)	(61,677,136)
Property and equipment, net, including property and equipment held for sale		$356,704,062	$248,826,853

Project development costs		$59,366,200	$140,138,924

On January 11, 2024, pursuant to a membership purchase agreement dated December 22, 2023, the Company sold an 80% interest in its ForeverLawn Sports Complex. These assets qualify as “held for sale” under ASC 360 as of December 31, 2023. Therefore, the Company has included the property and equipment anticipated to be sold, in the amount of $12,325,227 as “Property and equipment held for sale” on the Company’s consolidated balance sheet as of December 31, 2023. The Company had no assets that qualified as held for sale as of December 31, 2022.

For the years ended December 31, 2023 and 2022, the Company recorded depreciation expense of $15,069,782 and $12,037,374, respectively. For the years ended December 31, 2023 and 2022, the Company incurred $47,985,893 and $65,221,191 of capitalized project development costs, respectively.

For the years ended December 31, 2023 and 2022, the Company transferred $127,453,617 and $53,803,747 from Project development costs to Property and Equipment, respectively.

Included in project development costs are film development costs of $200,000 and $982,000 as of December 31, 2023 and 2022, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net

Notes payable, net consisted of the following at December 31, 2023(1):

		Debt discount
		and deferred
		financing		Interest Rate		Maturity
	Gross	costs	Net	Stated	Effective	Date
Preferred equity loan(2)	$6,800,000	$-	$6,800,000	7.00%	7.00%	Various
City of Canton Loan(3)	3,387,500	(4,155)	3,383,345	0.50%	0.53%	7/1/2027
New Market/SCF	2,999,989	-	2,999,989	4.00%	4.00%	12/30/2024
JKP Capital Loan(5)(6)	9,982,554	-	9,982,554	12.50%	12.50%	3/31/2024
MKG DoubleTree Loan(7)	11,000,000	-	11,000,000	10.25%	10.25%	9/13/2028
Convertible PIPE Notes	29,279,034	(4,721,488)	24,557,546	10.00%	24.40%	3/31/2025
Canton Cooperative Agreement	2,520,000	(161,400)	2,358,600	3.85%	5.35%	5/15/2040
CH Capital Loan(5)(6)(8)(12)	14,278,565	-	14,278,565	12.50%	12.50%	3/31/2024
Constellation EME #2(4)	2,543,032	-	2,543,032	5.93%	5.93%	4/30/2026
IRG Split Note(5)(6)(9)	4,689,449	-	4,689,449	12.50%	12.50%	3/31/2024
JKP Split Note(5)(6)(9)	4,689,449	-	4,689,449	12.50%	12.50%	3/31/2024
ErieBank Loan	19,888,626	(470,357)	19,418,269	9.50%	9.74%	12/15/2034
PACE Equity Loan	8,104,871	(268,042)	7,836,829	6.05%	6.18%	7/31/2047
PACE Equity CFP	2,984,572	(24,878)	2,959,694	6.05%	6.10%	7/31/2046
CFP Loan(6)(10)	4,389,284	-	4,389,284	12.50%	12.50%	3/31/2024
Stark County Community Foundation	5,000,000	-	5,000,000	6.00%	6.00%	5/31/2029
CH Capital Bridge Loan(6)	11,426,309	-	11,426,309	12.50%	12.50%	3/31/2024
Stadium PACE Loan	33,387,844	(1,123,635)	32,264,209	6.00%	6.51%	1/1/2049
Stark County Infrastructure Loan	5,000,000	-	5,000,000	6.00%	6.00%	8/31/2029
City of Canton Infrastructure Loan	5,000,000	(10,047)	4,989,953	6.00%	6.04%	6/30/2029
TDD Bonds	7,345,000	(654,905)	6,690,095	5.41%	5.78%	12/1/2046
TIF(11)	18,100,000	(1,544,466)	16,555,534	6.375%	6.71%	12/30/2048
CH Capital Retail	10,183,932	-	10,183,932	12.5%	12.5%	12/4/2027
DoubleTree TDD	3,445,000	(668,696)	2,776,304	6.875%	8.53%	5/15/2044
DoubleTree PACE	2,760,000	-	2,760,000	6.625%	6.625%	5/15/2040
Total	$229,185,010	$(9,652,069)	$219,532,941

Notes payable, net consisted of the following at December 31, 2022:

	Gross	Debt discount and deferred financing costs	Net
Preferred Equity Loan(2)	$3,600,000	$-	$3,600,000
City of Canton Loan(3)	3,450,000	(5,333)	3,444,667
New Market/SCF	2,999,989	-	2,999,989
JKP Capital loan(5)(6)	9,158,711	-	9,158,711
MKG DoubleTree Loan(7)	15,300,000	-	15,300,000
Convertible PIPE Notes	26,525,360	(8,097,564)	18,427,796
Canton Cooperative Agreement	2,620,000	(168,254)	2,451,746
CH Capital Loan(5)(6)(8)(12)	8,846,106	-	8,846,106
Constellation EME #2(4)	3,536,738	-	3,536,738
IRG Split Note(5)(6)(9)	4,302,437	-	4,302,437
JKP Split Note (5)(6)(9)	4,302,437	-	4,302,437
ErieBank Loan	19,465,282	(536,106)	18,929,176
PACE Equity Loan	8,250,966	(273,031)	7,977,935
PACE Equity CFP	2,437,578	(27,586)	2,409,992
CFP Loan(6)(10)	4,027,045	-	4,027,045
Stark County Community Foundation	5,000,000	-	5,000,000
CH Capital Bridge Loan(6)	10,485,079	-	10,485,079
Stadium PACE Loan	33,387,844	(4,091,382)	29,296,462
Stark County Infrastructure Loan	5,000,000	-	5,000,000
City of Canton Infrastructure Loan	5,000,000	(11,572)	4,988,428
TDD Bonds	7,500,000	(668,884)	6,831,116
Total	$185,195,572	$(13,879,712)	$171,315,860

During the years ended December 31, 2023 and 2022, the Company recorded amortization of note discounts of $3,589,858 and $6,250,721, respectively.

During years ended December 31, 2023 and 2022, the Company recorded paid-in-kind interest of $6,671,400 and $3,969,093, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

See below footnotes for the Company’s notes payable:

(1)	The Company’s notes payable are subject to certain customary financial and non-financial covenants. As of December 31, 2023 and 2022 the Company was in compliance with all of its notes payable covenants. However, the Company anticipates that, following the filing of its Annual Report on Form 10-K, the Company may be out of compliance on a debt service coverage ratio with its loan with ErieBank. The Company and ErieBank will work to get a waiver following the identification of the failure to comply with the debt service coverage ratio, if any. Many of the Company’s notes payable are secured by the Company’s developed and undeveloped land and other assets.

(2)	The Company had 3,600 and 1,800 shares of Series A Preferred Stock outstanding and 52,800 shares of Series A Preferred Stock authorized as of December 31, 2023 and 2022, respectively. The Series A Preferred Stock is required to be redeemed for cash after five years from the date of issuance.
(3)	The Company has the option to extend the loan’s maturity date for three years, to July 1, 2030, if the Company meets certain criteria in terms of the hotel occupancy level and maintaining certain financial ratios.
(4)	The Company also has a sponsorship agreement with Constellation New Energy, Inc., the lender of the Constellation EME #2 note.
(5)	On March 1, 2022, the Company entered into amendments to certain of its IRG and IRG-affiliated notes payable. See discussion below for the accounting and assumptions used in the transactions.
(6)	On November 7, 2022, the Company entered into amendments to certain of its IRG and IRG-affiliated notes payable. See discussion below for the accounting and assumptions used in the transactions.
(7)	On March 1, 2022, HOF Village Hotel II, LLC, a subsidiary of the Company, entered into an amendment to the MKG DoubleTree Loan with the Company’s director, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender, which extended the maturity to September 13, 2023. The Company accounted for this amendment as a modification, and expensed approximately $38,000 in loan modification costs during the year ended December 31, 2022. On October 12, 2023, the Company further amended this loan and extended its maturity date. See discussion below.
(8)	On March 1, 2022, CH Capital Lending purchased and acquired, the Company’s $7.4 million Aquarian Mortgage Loan (as thereafter amended and acquired by CH Capital Lending, the “CH Capital Loan”).
(9)	On March 1, 2022, pursuant to an Assignment of Promissory Note, dated March 1, 2022, IRG assigned (a) a one-half (½) interest in the IRG Note to IRG (the “IRG Split Note”) and (b) a one-half (½) interest in the IRG Note to JKP (the “JKP Split Note”). See “IRG Split Note” and “JKP Split Note”, below.
(10)	See “CFP Loan”, below, for a description of the loan along with the valuation assumptions used to value the warrants issued in connection with the loan.
(11)	See “TIF Loan”, below, for a description of the loan.
(12)	On December 8, 2023, the Company and CH Capital Lending amended the Term Loan to (i) amend the collateral, restate applicable definitions, and acknowledge the First A&R Promissory Note is permitted indebtedness and lender waived the required prepayment percentage as related to permitted indebtedness; (ii) increase the principal amount of the loan from $9,539,154 to $14,139,154, resulting in an increase of $4,600,000; and (iii) to use commercially reasonable efforts to provide Lender with a junior mortgage on all real property owned or held by the Company.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Accrued Interest on Notes Payable

As of December 31, 2023 and 2022, accrued interest on notes payable, were as follows:

	December 31, 2023	December 31, 2022
Preferred Equity Loan	$5,930	$64,575
City of Canton Loan	5,925	1,555
MKG DoubleTree Loan	80,144	121,656
Canton Cooperative Agreement	92,926	48,708
CH Capital Loan	4,713	55,328
IRG Split Note	-	28,490
JKP Split Note	-	35,138
ErieBank Loan	178,893	140,394
PACE Equity Loan	204,569	213,842
CFP Loan	6,672	5,245
CH Capital Bridge Loan	-	70,659
Stadium PACE Loan	166,939	166,939
TDD Bonds	-	13,533
DoubleTree PACE	15,238	-
DoubleTree TDD	42,764	-
Total	$804,713	$966,062

The amounts above were included in “accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

TIF Loan

On February 2, 2023, the Company received proceeds from the issuance on such date by Stark County Port Authority (“Port Authority”) of $18,100,000 principal amount Tax Increment Financing (“TIF”) Revenue Bonds, Series 2023 (“2023 Bonds”). Of the $18,100,000 principal amount, approximately $6.8 million was used to reimburse the Company for a portion of the cost of certain roadway improvements within the Hall of Fame Village grounds, approximately $8.6 million was used to pay off the Development Finance Authority of Summit County (“DFA”) Revenue Bonds, Series 2018 (“2018 Bonds”) that had been acquired by the Company in December 2022 pursuant to a previously disclosed arrangement (such that the Company received the payoff of the 2018 Bonds), approximately $1.2 million was used to pay costs of issuance of the 2023 Bonds, and approximately $0.9 million was used to fund a debt service reserve held by The Huntington National Bank (“2023 Bond Trustee”), as trustee for the 2023 Bonds. The maturity date of the 2023 Bonds is December 30, 2048. The interest rate on the 2023 Bonds is 6.375%. Interest payments are due on the 2023 Bonds semi-annually on June 30 and December 30 of each year, commencing June 30, 2023.

In connection with the issuance of the 2023 Bonds by the Port Authority, the Company transferred ownership of a portion of the roadway and related improvements within Hall of Fame Village grounds to the Port Authority. The Company maintains management rights and maintenance obligations with regard to such roadway pursuant to a Maintenance and Management Agreement among the Port Authority and the Company.

The 2023 Bonds will be repaid by the Port Authority from statutory service payments in lieu of taxes paid by the Company in connection with the Company’s Tom Benson Hall of Fame Stadium, ForeverLawn Sports Complex, Constellation Center for Excellence, Center for Performance, Retail I property, Retail II property, Play Action Plaza and an interior private roadway, net of the portion payable to Canton City School District and Plain Local School District and net of administrative fees of Stark County and the City of Canton, and from minimum service payments levied against those parcels excluding the Stadium and Sports Complex. Net statutory service payments are assigned by the City of Canton to the Port Authority for payment of the 2023 Bonds pursuant to a Cooperative Agreement among the Port Authority, City of Canton and the Company, and then pledged by the Port Authority to the 2023 Bond Trustee for payment of the 2023 Bonds pursuant to a Trust Indenture between the Port Authority and the 2023 Bond Trustee. Minimum service payments are a lien on the parcels under certain TIF declarations and supplements thereto, and are paid by the Company to the 2023 Bond Trustee.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

TIF Loan (continued)

The Company is required to make payments (“Developer Shortfall Payments”) to the extent the above described net statutory service payments and minimum service payments actually paid are not sufficient to pay the scheduled debt service on the 2023 Bonds, and entered into a guaranty of payment of minimum service payments under a Minimum Payment Guaranty until certain performance criteria (debt service coverage of 1.05x for the 2023 Bonds for three consecutive years) are met. In addition, a member of the Company’s board of directors, Stuart Lichter, individually and with his trust, guaranteed Developer Shortfall Payments until debt service coverage of 1.0x for the 2023 Bonds for three consecutive years are met.

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

Note 4: Notes Payable, net (continued)

November 7, 2022 Refinancing Transactions (continued)

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Huntington Loan – CH Capital Retail

On September 27, 2022, HOF Village Retail I, LLC and HOF Village Retail II, LLC, subsidiaries of the Company, as borrowers (the “Subsidiary Borrowers”), entered into a loan agreement with The Huntington National Bank (“HNB”), pursuant to which the lender agreed to loan up to $10,000,000 to the Subsidiary Borrowers, which may be drawn upon the Project achieving certain debt service coverage ratios. Under the Note, the outstanding amount of the Loan bears interest at a per annum rate equal to the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Note) plus a margin ranging from 2.60% to 3.50% per annum.

The Loan was to mature on September 27, 2024 (the “Initial Maturity Date”). However, Subsidiary Borrowers have the option (the “Extension Option”) to extend the Initial Maturity Date for an additional 36 months.

Additionally, in connection with the Huntington Loan, on September 27, 2022, the Company entered into an interest rate swap agreement with a notional amount of $10 million to hedge a portion of the Company’s outstanding SOFR debt with a fixed interest rate of 4.0%. On September 21, 2023, the Company repurchased and terminated the interest rate swap.

On September 21, 2023, CH Capital Lending, LLC (“Lender”), an affiliate of our director Stuart Lichter, succeeded to the rights and obligations of HNB under the Loan Agreement pursuant to the Assignment of Note, Security Instrument and Other Loan Documents. Also, on September 21, 2023, the Company, Retail and Lender entered into the Joinder and First Amendment to Loan Agreement (“First Joinder and Amendment”), pursuant to which (i) the Company becomes a borrower under the Loan Agreement (the Company together with Retail, “Borrower”); (ii) the Loan Agreement is amended to provide that Borrower will have the right to use up to Two Million Dollars ($2,000,000) of the loan proceeds for the purpose of paying the costs of construction of the Hall of Fame Village Waterpark which will be owned by the Company or its affiliates or subsidiaries.

On October 6, 2023, the Loan Agreement was amended to which no interest or principal shall be due and payable from the effective date through the initial maturity date and all interest that accrues during the deferral period shall accrue at the non-default rate and be added to the outstanding principal balance of the loan and the loan was increased to $4,000,000.

On October 16, 2023, the Loan Agreement was amended such that Lender waives conditions to loan funding up to the amount of $6,000,000, with any future waiver of conditions to additional loan funding subject to the written consent of Lender. The effect of this amendment is to permit the Company to draw an additional $2,000,000 under the $10,000,000 Loan Agreement for the Permitted Purpose.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Huntington Loan – CH Capital Retail (continued)

On December 8, 2023, the Company, Retail and Lender entered into a First Amended and Restated Promissory Note (“First A&R Promissory Note”). The First A&R Promissory Note was entered to (i) set the interest rate at 12.5% per annum, compounded monthly, rather than the original variable rate, and paid in kind (“PIK”) interest will continue through the maturity date; (ii) modifies the payment terms and maturity date to state interest is due and payable with the entire outstanding principal balance together with accrued unpaid interest on December 4, 2027; and (iii) adds a right to convert the Note into shares of common stock, par value $0.0001 per share (‘Common Stock”), of the Company at an initial conversion price equal to $3.66.

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

DoubleTree Finance Transactions

On October 10, 2023, HOF Village Hotel II, LLC (“Hotel II”), a subsidiary of the Company, as borrower, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (“ErieBank”) entered into a Third Amendment to Loan Documents (“Third Amendment to Loan”) and Second Amendment to Promissory Note (“Second Amendment to Note”), with consent from subordinate lienholders Newmarket Project Inc. (“Newmarket”) and the City of Canton, Ohio (“City”), which extended the maturity date of an existing loan with ErieBank from October 13, 2023 to December 15, 2034, reflected a reduction in the outstanding principal balance of the Note from $15,300,000 to $11,000,000 using proceeds from the PACE Bonds and TDD Bonds discussed below, and adjusted the interest rate to 3.5% plus the five year Federal Home Loan Bank Rate of Pittsburgh, with a floor of 7.5% per annum. In connection with entering into the Third Amendment to Loan and the Second Amendment to Note, Hotel II paid customary fees and expenses.

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

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of December 31, 2023 are as follows:

For the years ending December 31,	Amount
2024	$62,057,010
2025	37,023,027
2026	4,058,147
2027	7,116,194
2028	13,730,685
Thereafter	105,199,947
Total Gross Principal Payments	$229,185,010

Less: Debt discount and deferred financing costs	(9,652,069)

Total Net Principal Payments	$219,532,941

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

Series A Preferred Stock Designation

On October 8, 2020, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware to establish preferences, limitations, and relative rights of the Series A Preferred Stock. The number of authorized shares of Series A Preferred Stock is 52,800. The Series A Preferred Stock is mandatorily redeemable, and therefore classified as a liability on the Company’s consolidated balance sheets within Notes Payable, net.

Series B Convertible Preferred Stock Designation

On May 13, 2021, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware to establish preferences, limitations, and relative rights of the 7.00% Series B Preferred Stock (as defined below). The number of authorized shares of Series B Preferred Stock is 15,200.

The Company had 200 shares of 7.00% Series B Convertible Preferred Stock (“Series B Preferred Stock”) outstanding and 15,200 shares authorized as of December 31, 2023 and December 31, 2022. On the third anniversary of the date on which shares of Series B Preferred Stock are first issued (the “Automatic Conversion Date”), each share of Series B Preferred Stock, except to the extent previously converted pursuant to an Optional Conversion (as defined below), shall automatically be converted into shares of Common Stock (the “Automatic Conversion”). At any time following the date on which shares of Series B Preferred Stock are first issued, and from time to time prior to the Automatic Conversion Date, each holder of Series B Preferred Stock shall have the right, but not the obligation, to elect to convert all or any portion of such holder’s shares of Series B Preferred Stock into shares of Common Stock, on terms similar to the Automatic Conversion (any such conversion, an “Optional Conversion”). The conversion price is approximately $67.32.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

2020 Omnibus Incentive Plan

On July 1, 2020, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 82,397 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by 181,818 the number of shares of Common Stock, that will be available for issuance under the 2020 Omnibus Incentive Plan. On June 7, 2023, the Company’s stockholders further approved an amendment to increase by 275,000 the number of shares available under the 2020 Omnibus Incentive Plan. As of December 31, 2023 and 2022, 252,418 and 90,643, shares remained available for issuance under the 2020 Omnibus Incentive Plan respectively.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Underwriting Agreement; Public Offering

On October 11, 2023, the Company entered into a underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim” or the “Underwriter”), relating to a firm commitment public offering of (a) 750,000 shares of our common stock (the “Common Stock”), $0.0001 par value per share (the “Common Stock”) and (b) warrants to purchase up to 750,000 shares of Common Stock, at an exercise price of $3.75 per share (the “Warrants”), at an aggregate price of $3.75 per share and accompanying Warrants. Following closing, the Warrants are exercisable at $3.75 per share for a five-year period. Under the terms of the Underwriting Agreement, we granted the Underwriters a 45-day option to purchase up to an additional 112,500 shares of Common Stock and Warrants from us. The Underwriters purchased warrants to purchase 40,000 shares of Common Stock under the over-allotment option. The closing of the offering occurred on October 13, 2023. The gross proceeds from this offering were $2,812,500 and the net proceeds from this offering were $2,500,996. The warrants were exercisable immediately, had an exercise price of $3.75, and expire on October 13, 2028. The warrants were classified as equity as they were not mandatorily redeemable and contained no features that require them to be recorded as a derivative liability.

Issuance of Restricted Stock Awards

The Company’s activity in restricted Common Stock was as follows for the year ended December 31, 2023:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2023	-		$-
Granted	25,546		$7.84
Vested	(25,546)		$7.84
Non–vested at December 31, 2023	-	$

For the years ended December 31, 2023 and 2022, stock-based compensation related to restricted stock awards was $200,240 and $1,746,799, respectively. Stock-based compensation related to restricted stock awards was included as a component of “Operating expenses” in the consolidated statements of operations. As of December 31, 2023, unamortized stock-based compensation costs related to restricted share arrangements were $0.

Issuance of Restricted Stock Units

During the year ended December 31, 2023, the Company granted an aggregate of 121,571 Restricted Stock Units (“RSUs”) to its employees and directors, of which 109,083 were granted under the 2020 Omnibus Incentive Plan and 12,488 were granted under the HOFV 2023 Inducement Plan. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which approximated $14.02 per share for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

The Company’s activity in RSUs was as follows for the year ended December 31, 2023:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2023	134,799	$28.74
Granted	121,571	$13.21
Vested	(76,609)	$29.57
Forfeited	(53,411)	$18.71
Non–vested at December 31, 2023	126,350	$17.54

For the years ended December 31, 2023 and 2022, the Company recorded $2,471,029 and $2,150,004, respectively, in stock-based compensation expense related to restricted stock units. Stock-based compensation expense is a component of “Operating expenses” in the consolidated statements of operations. As of December 31, 2023, unamortized stock-based compensation costs related to restricted stock units were $698,460 and will be recognized over a weighted average period of 0.8 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Issuance of Performance Stock Units

During the year ended December 31, 2023, the Company granted an aggregate of 88,965 Performance Stock Units (“PSUs”) to its Chief Executive Officer under the 2020 Omnibus Incentive Plan. The PSUs were valued at the value of the Company’s Common Stock on the date of grant, which approximated $9.62 per share for these awards. The PSUs vest upon the achievement of certain performance targets during the year ended December 31, 2023 upon certification by the compensation committee in early 2024. In accordance with ASC 718, the Company expensed the portion of the PSUs which were probable to vest.

The Company’s activity in PSUs was as follows for the year ended December 31, 2023:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2023	-
Granted	88,965	$9.62
Vested	-
Forfeited	-
Non–vested at December 31, 2023	88,965	$9.62

For the years ended December 31, 2023 and 2022, the Company recorded $85,580 and $0, respectively, in stock-based compensation expense related to performance stock units. Stock-based compensation expense is a component of “Operating expenses” in the consolidated statements of operations. During January 2024, the Company determined that none of the performance criteria were met, and the entire PSU award was forfeited. As of December 31, 2023, unamortized stock-based compensation costs related to performance stock units was $0.

Warrants

The Company’s warrant activity was as follows for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2023	2,003,649	$149.09	2.86	$-
Granted	790,000	$3.75
Outstanding – December 31, 2023	2,793,649	$107.99	2.68	$-
Exercisable – December 31, 2023	2,793,649	$107.99	2.68	$-

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

On November 7, 2022, the Company further amended the Series D Warrants to reduce the exercise price to $12.77 per share as part of the IRG Letter Agreement. See Note 4 for more information.

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

7.00% Series A Cumulative Redeemable Preferred Stock

On January 12, 2023, the Company issued to ADC LCR Hall of Fame Manager II, LLC (the “Series A Preferred Investor”) 1,600 shares of the Company’s 7.00% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), at a price of $1,000 per share for an aggregate purchase price of $1,600,000. On January 23, 2023, the Company issued to the Series A Preferred Investor 800 additional shares of the Company’s Series A Preferred Stock at a price of $1,000 per share for an aggregate purchase price of $800,000. Additionally, on May 2, 2023, the Company issued to the Series A Preferred Investor 800 shares of the Company’s Series A Preferred Stock, at a price of $1,000 per share for an aggregate purchase price of $800,000. The Company paid the Series A Preferred Investor an origination fee of 2% of the aggregate purchase price for each issuance. The issuance and sale of the shares to the Series A Preferred Investor is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Series A Preferred Stock is not convertible into Common Stock. The Series A Preferred Investor has represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the shares are being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Sponsorship Revenue and Associated Commitments

Johnson Controls, Inc.

On July 2, 2020, the Company entered into an Amended and Restated Sponsorship and Naming Rights Agreement (the “Naming Rights Agreement”) among the Company, PFHOF and Johnson Controls, Inc. (“JCI” or “Johnson Controls”), that amended and restated the Sponsorship and Naming Rights Agreement, dated as of November 17, 2016 (the “Original Sponsorship Agreement”). Among other things, the Naming Rights Agreement: (i) reduced the total amount of fees payable to the Company during the term of the Naming Rights Agreement from $135 million to $99 million; (ii) restricted the activation proceeds from rolling over from year to year with a maximum amount of activation proceeds in one agreement year to be $750,000; and (iii) renamed the “Johnson Controls Hall of Fame Village” to “Hall of Fame Village powered by Johnson Controls”. This is a prospective change, which the Company reflected beginning in the third quarter of 2020.

JCI had a right to terminate the Naming Rights Agreement if the Company did not provide evidence to JCI by October 31, 2021 that it had secured sufficient debt and equity financing to complete Phase II, or if Phase II was not open for business by January 2, 2024, in each case subject to day-for-day extension due to force majeure and a notice and cure period. In addition, under the Naming Rights Agreement JCI’s obligation to make sponsorship payments to the Company could have been suspended commencing on December 31, 2020, if the Company had not provided evidence reasonably satisfactory to JCI on or before December 31, 2020, subject to day-for-day extension due to force majeure, that the Company had secured sufficient debt and equity financing to complete Phase II.

Additionally, on October 9, 2020, the Company, entered into a Technology as a Service Agreement (the “TAAS Agreement”) with JCI. Pursuant to the TAAS Agreement, JCI provided certain services related to the construction and development of the Hall of Fame Village (the “Project”), including, but not limited to, (i) design assist consulting, equipment sales and turn-key installation services in respect of specified systems to be constructed as part of Phase II and Phase III of the Project and (ii) maintenance and lifecycle services in respect of certain systems constructed as part of Phase I, and to be constructed as part of Phase II and Phase III, of the Project. Under the terms of the TAAS Agreement, the Company had agreed to pay JCI up to an aggregate of approximately $217 million for services rendered by JCI over the term of the TAAS Agreement.

On May 10, 2022, the Company received from JCI a notice of termination (the “TAAS Notice”) of the TAAS Agreement effective immediately. The TAAS Notice stated that termination of the TAAS Agreement by JCI was due to the Company’s alleged breach of its payment obligations. Additionally, JCI in the TAAS Notice demanded the amount which is the sum of: (i) all past due payments and any other amounts owed by the Company under the TAAS Agreement; (ii) all commercially reasonable and documented subcontractor breakage and demobilization costs; and (iii) all commercially reasonable and documented direct losses incurred by JCI directly resulting from the alleged default by the Company and the exercise of JCI’s rights and remedies in respect thereof, including reasonable attorney fees.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Sponsorship Revenue and Associated Commitments (continued)

Johnson Controls, Inc. (continued)

Also on May 10, 2022, the Company received from JCI a notice of termination (“Naming Rights Notice”) of the Naming Rights Agreement, effective immediately. The Naming Rights Notice stated that the termination of the Naming Rights Agreement by JCI was due to JCI’s concurrent termination of the TAAS Agreement. The Naming Rights Notice further stated that the Company must pay JCI, within 30 days following the date of the Naming Rights Notice, $4,750,000. The Naming Rights Notice stated that the Company was also in breach of its covenants and agreements, which require the Company to provide evidence reasonably satisfactory to JCI on or before October 31, 2021, subject to day-for-day extension due to force majeure, that the Company had secured sufficient debt and equity financing to complete Phase II.

The Company disputed that it was in default under either the TAAS Agreement or the Naming Rights Agreement. The Company believed JCI was in breach of the Naming Rights Agreement and the TAAS Agreement due to their failure to make certain payments in accordance with the Naming Rights Agreement, and, on May 16, 2022, provided notice to JCI of these breaches.

The Company pursued dispute resolution pursuant to the terms of the Naming Rights Agreement to simultaneously defend against JCI’s allegations and pursue its own claims. On October 4, 2023, the Company and JCI commenced an arbitration hearing in Ohio to determine the outcome of the dispute. On December 13, 2023, the Company received notice from the arbitration panel that the panel had awarded the Company a total amount of approximately $2.87 million. The Company expects that, once paid by JCI, this entire amount will be paid directly towards the cost of the arbitration and other legal fees in connection with the arbitration. Neither the Company nor JCI has appealed the ruling, and both the Naming Rights Agreement and the TAAS Agreement are considered terminated as of the date of the ruling. During the year ended December 31, 2023, the Company recognized a gain of $4.1 million, representing the net book value of (a) amounts accrued under the TAAS, (b) amounts accrued under the Naming Rights Agreement, and (c) deferred revenue under the Naming Rights Agreement, net of amounts due from JCI under the Naming Rights Agreement. This gain is included in “Other income” on the Company’s consolidated statements of operations.

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

As of December 31, 2023, scheduled future cash to be received under the agreements, are as follows:

Year ending December 31,

2024	2,289,755
2025	1,886,077
2026	1,664,827
2027	1,317,265
2028	1,257,265
Thereafter	1,257,265

Total	$9,672,454

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the years ended December 31, 2023 and 2022, the Company recognized $2,819,041 and $2,697,487 of net sponsorship revenue, respectively.

Note 7: Other Commitments

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024, unless otherwise extended. For the year ended December 31, 2023 and 2022, the Company incurred $208,275 and $154,131, respectively in management fees.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Other Commitments (continued)

Management Agreement with Shula’s Steak Houses, LLLP

On October 7, 2020, the Company entered into a management agreement with Shula’s Steak Houses, LLLP (“Shula’s”). The Company appointed and engaged Shula’s to develop, operate and manage the Don Shula’s American Kitchen restaurant. The initial term of the agreement is for a period of ten years or October 7, 2030. For the years ended December 31, 2023 and 2022, the Company incurred $104,894 and $0, respectively in management fees.

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

Sports Betting Agreements

On July 14, 2022, the Company entered into an Online Market Access Agreement with Instabet, Inc. doing business as betr (“BETR”), pursuant to which BETR will serve as a Mobile Management Services Provider (as defined under applicable Ohio gaming law) wherein BETR will host, operate and support a branded online sports betting service in Ohio, subject to procurement and maintenance of all necessary licenses. The initial term of the Online Market Access Agreement is ten years.

As part of this agreement, the Company will receive a limited equity interest in BETR and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing. The limited equity interest was in the form of penny warrants initially valued at $4,000,000 at the grant date. The grant date value of these warrants was recorded as deferred revenue (within “Other liabilities” on the consolidated balance sheets) and will be amortized over the life of the sports betting agreement. At December 31, 2023 and 2022, the amount remaining in deferred revenue was $3,600,000 and $4,125,000, respectively. The Company is also recognizing the change in fair value of the warrants under “Change in fair value of investments available for sale” on the consolidated statements of operations.

On November 2, 2022, the Company secured conditional approval from the state for mobile and retail sports betting. The Ohio Casino Control Commission provided the required authorization for HOFV to gain licensing for a physical sports betting operation – called a sportsbook – as well as an online sports betting platform, under Ohio’s sports betting law H.B.29. As of January 1, 2023, sports betting is legal in Ohio for anyone in the state that is of legal betting age. The conditional approval requires that the Company accept bets under both the mobile and retail sports books prior to December 31, 2023.  The Company satisfied that condition for the mobile sports book.  However, the Company does not currently have a sports betting partner for its retail sports book.  In November 2023, Ohio granted an extension to June 30, 2025 for all retail license holders.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Other Commitments (continued)

Other Liabilities

Other liabilities consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Activation fund reserves	$126,685	$3,511,185
Deferred revenue	5,441,640	6,867,970
Deposits and other liabilities	290,357	300,549
Total	$5,858,682	$10,679,704

Of the deferred revenue in existence as of January 1, 2023, $3,185,240 was recognized into revenue during the year ended December 31, 2023. Of the deferred revenue in existence as of January 1, 2022 in the amount of $203,278, all amounts were recognized into revenue during the year ended December 31, 2023.

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

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Due to IRG Member	$1,127,390	$345,253
Due to PFHOF	166,484	510,232
Total	$1,293,874	$855,485

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

The due to related party amounts in the table above are non-interest bearing advances from an affiliate of IRG Member due on demand. During the year ended December 31, 2022, the Company rolled $3,127,304 in amounts due to IRG into the CH Capital Loan.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Related-Party Transactions (continued)

Due to Affiliates (continued)

The amounts above due to PFHOF relate to advances to and from PFHOF, including costs for onsite sponsorship activation, sponsorship sales support, shared services, event tickets, and expense reimbursements.

As of December 31, 2023 and 2022, PFHOF owed the Company $74,167 and $10,049, respectively, which is included in “Accounts Receivable, net” on the accompanying consolidated balance sheets.

Global License Agreement

Effective April 8, 2022, the Company and PFHOF, entered into a Global License Agreement (the “Global License Agreement”). The Global License Agreement consolidates and replaces the First Amended and Restated License Agreement, the Amended and Restated Media License Agreement, and the Branding Agreement the parties had previously entered into. The Global License Agreement sets forth the terms under which PFHOF licenses certain marks and works to the Company to exploit existing PFHOF works and to create new works. The Global License Agreement grants the Company and its affiliates an exclusive right and license to use the PFHOF marks in conjunction with theme-based entertainment and attractions within the City of Canton, Ohio; youth sports programs, subject to certain exclusions; e-gaming and video games; and sports betting. The Global License Agreement also grants the Company and its affiliates a non-exclusive license to use the PFHOF marks and works in other areas of use, with a right of first refusal, subject to specified exclusions. The Global License Agreement acknowledges the existence of agreements in effect between PFHOF and certain third parties that provide for certain restrictions on the rights of PFHOF, which affects the rights that can be granted to the Company. These restrictions include, but are not limited to, such third parties having co-exclusive rights to exploit content based on the PFHOF enshrinement ceremonies and other enshrinement events. The Global License Agreement requires the Company to pay PFHOF an annual license fee of $900,000 in the first contract year, inclusive of calendar years 2021 and 2022; an annual license fee of $600,000 in each of contract years two through six; and an annual license fee of $750,000 per year starting in contract year seven through the end of the initial term. The Global License Agreement also provides for an additional license royalty payment by the Company to PFHOF for certain usage above specified financial thresholds, as well as a commitment to support PFHOF museum attendance through the Company’s and its affiliates’ ticket sales for certain concerts and youth sports tournaments. Effective September 13, 2023, the Company and PFHOF entered into an Amendment to Global License Agreement, which modified the structure of the ticket sales component to focus on event profitability, with PFHOF receiving a portion of net profits realized from certain covered events at the Tom Benson Hall of Fame Stadium with caps tied to ticket sales. The Global License Agreement has an initial term through December 31, 2036, subject to automatic renewal for successive five-year terms, unless timely notice of non-renewal is provided by either party.

The future minimum payments under this agreement as of December 31, 2023 are as follows:

For the years ending December 31,	Amount
2024	$600,000
2025	600,000
2026	600,000
2027	600,000
2028	750,000
Thereafter	6,000,000
Total Gross Principal Payments	$9,150,000

During the years ended December 31, 2023 and 2022, the Company paid $600,000 and $900,000 of the annual license fee, respectively. The Company is in discussions with PFHOF regarding potential modifications to the Global License Agreement to help ensure alignment between usage and fees.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Related-Party Transactions (continued)

Hotel Construction Loan Commitment Letter

On November 3, 2022, the Company entered into a Commitment Letter (the “Hotel Construction Loan Commitment Letter”), by and among the Company, as guarantor, HOF Village Hotel WP, LLC (“Hotel”), an indirect wholly owned subsidiary of the Company, as borrower, and Industrial Realty Group, Inc. (“IRGInc”), as lender. Stuart Lichter, a director of the Company, is President and Chairman of the Board of Industrial Realty Group, LLC (“IRGLLC”). Pursuant to the terms of the Hotel Construction Loan Commitment Letter, IRGInc committed to provide, or to arrange for one of IRGInc’s affiliates to provide, a loan of $28,000,000 (the “Hotel Construction Loan”) to finance a portion of Hotel’s costs and expenses in connection with the ground-up development of a 180-room family hotel (the “Hotel Project”) on approximately 1.64 acres of land located in the Hall of Fame Village, Canton, Ohio (the “Hotel Property”), adjacent to the Waterpark Property. The commitment to provide the Hotel Construction Loan was subject to certain closing conditions, including, but not limited to, the execution and delivery of definitive documentation with respect to the Hotel Construction Loan. The Company and IRGInc did not reach agreement on definitive documentation by the target closing date set forth in the Hotel Construction Loan Commitment Letter. IRGInc. has since informed the Company that it does not intend to provide the Hotel Construction Loan directly through IRGInc. or one of its affiliates; however, IRGInc. and Mr. Lichter have continued to play an active role in supporting the Company’s efforts to secure an alternative source for a different loan facility for a comparable loan amount.

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

The Company agreed to modify the IRG Affiliate Lender loans as follows: (i) all IRG Affiliate Lender loans will bear interest at 12.5% per annum, compounded monthly, with payment required monthly at 8% per annum, and with the remaining interest accrued and deferred until maturity; (ii) the price at which the principal and accumulated and unpaid interest under the IRG Affiliated Lender loans is convertible into shares of Common Stock will be reset to a price equal to $12.77 per share; (iii) the Company and its subsidiaries will record a blanket junior mortgage on all real estate owned or leased by the Company and its subsidiaries, whether fee or leasehold estates, other than those parcels for which existing lenders prohibit junior financing; (iv) the Company agreed to acknowledge an existing pledge of the Company’s 100% membership interest in the Company and reflect that such pledge secures all amounts due under the IRG Affiliate Lender Loans; (v) all IRG Affiliate Lender loans will be cross-collateralized and cross-defaulted; (vi) the Company and its subsidiaries will covenant not to assign, pledge, mortgage, encumber or hypothecate any of the underlying assets, membership interests in affiliated entities or IP rights without IRGLLC’s written consent; (vii) prior development fees owed by the Company to IRGLLC will be accrued and added to the Bridge Loan, and future development fees owed by the Company to IRGLLC will be paid as when due; and (viii) the Company will pay to IRGLLC 25% of all contractual dispute cash settlements collected by the Company with regard to existing contractual disputes in settlement discussions, which shall be applied to outstanding IRG Affiliate Lender loans, first against accrued interest and other charges and then against principal.

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

Pro Football Hall of Fame Purchase Agreement

On August 1, 2023, the Company and PFHOF entered into a real estate purchase agreement, whereby the Company sold to PFHOF certain real estate in exchange for $250,000. There were certain other customary conditions that were satisfied prior to the closing of the transaction.

Note 10: Concentrations

For the year ended December 31, 2023, two customers represented approximately 41.6% and 17.7% of the Company’s sponsorship revenue. For the year ended December 31, 2022, two customers represented approximately 43.5% and 18.5% of the Company’s sponsorship revenue. No other customers exceeded 10% of sponsorship revenue in 2023 and 2022.

As of December 31, 2023, three customers represented approximately 33.6%, 20.1% and 17.5% of the Company’s sponsorship accounts receivable. As of December 31, 2022, one customer represented approximately 94.4% of the Company’s sponsorship accounts receivable. No other customers exceeded 10% of outstanding accounts receivable as of December 31, 2023 and 2022.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Leases

The Company has entered into operating leases as the lessee primarily for ground leases under its stadium, sports complex, parking facilities and equipment leases.

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

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases and is subsequently presented at amortized cost using the effective interest method. The Company uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The lease term for all of the Company’s leases includes the noncancelable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. All right-of-use (“ROU”) lease assets are reviewed periodically for impairment.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Leases (continued)

Balance sheet information related to our leases is presented below:

	December 31,	December 31,
	2023	2022
Operating leases:
Right-of-use assets	$7,387,693	$7,562,048
Lease liability	3,440,630	3,413,210

Other information related to leases is presented below:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$521,939	$470,171
Other information:
Operating cash flows from operating leases	240,234	318,298
Weighted-average remaining lease term – operating leases (in years)	90.9	91.5
Weighted-average discount rate – operating leases	10.0%	10.0%

As of December 31, 2023, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2024	$317,994
2025	315,104
2026	311,900
2027	311,900
2028	340,400
Thereafter	40,784,600
Total future minimum lease payments, undiscounted	42,381,898
Less: imputed interest	(38,941,268)
Present value of future minimum lease payments	$3,440,630

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Leases (continued)

Lessor Commitments

As of December 31, 2023 and 2022, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries.

Property and equipment currently under lease consists of the following:

	December 31, 2023	December 31, 2022
Land	$5,067,746	$5,141,008
Land improvements	189,270	185,995
Building and improvements	71,160,127	52,420,168
Equipment	2,802,324	672,733
Property and equipment, gross	79,219,467	58,419,904

Less: accumulated depreciation	(5,056,214)	(1,983,382)
Property and equipment, net	$74,163,253	$56,436,522

Certain of the Company’s lease arrangements have a component of lease income that is variable based on certain sales thresholds of the tenant.

Lease revenue is included in “Event, rents, restaurant, and other revenues” in the consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company recorded $730,348 and $90,369 of lease revenue, respectively. The future minimum lease revenue under these leases, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:

2024	$921,552
2025	887,570
2026	892,159
2027	872,356
2028	698,568
Thereafter	2,662,249
Total	$6,934,454

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

As of December 31, 2023, the carrying value of the financing liability was $62,982,552, representing $2,200,060,745 in remaining payments under the leases, net of a discount of $2,137,078,193. The lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

As of December 31, 2022, the carrying value of the financing liability was $60,087,907, representing $2,204,080,276 in remaining payments under the leases, net of a discount of $2,143,992,369. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability, for the years ending December 31 are as follows:

2024	$4,672,544
2025	5,865,396
2026	6,005,734
2027	6,149,455
2028	6,296,640
Thereafter	2,171,070,976
Total Minimum Liability Payments	2,200,060,745
Imputed Interest	(2,137,078,193)
Total	$62,982,552

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Income Taxes

Significant components of the net deferred tax assets (liabilities) were as follows:

	As of December 31,
	2023	2022
U.S. federal tax loss carry–forward	$45,041,986	$33,046,546
U.S. local tax loss carry–forward	4,297,582	3,109,971
Equity based compensation-RSUs	2,103,659	1,709,988
Allowance for bad debt	231,437	175,345
Lease liabilities	790,485	784,185
Property and equipment	591,387	-
Unrealized gains and losses on investments	15,566	15,566
Total deferred tax assets	53,072,102	38,841,611
Property and equipment	-	(768,657)
Right of use assets	(1,623,765)	(1,737,381)
Total deferred tax liabilities	(1,623,765)	(2,506,038)
Total net deferred tax assets	51,448,337	36,335,563
Less: valuation allowance	(51,448,337)	(36,335,563)
Net deferred tax asset	$—	$—

As of December 31, 2023, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$214,485,646	Indefinite
U.S. local net operating loss carry–forwards	$217,599,111	2026

As of December 31, 2022, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$157,364,504	Indefinite
U.S. local net operating loss carry–forwards	$157,466,908	2026

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. As of December 31, 2023, the Company has not performed a review of its changes in ownership under Section 382 of the Internal Revenue Code. However, as the Company’s net operating losses have a full valuation allowance, any limitations are expected to be immaterial. For the years ended December 31, 2023 and 2022, the valuation allowance increased by $15,112,774 and $23,474,643, respectively.

The provision for (benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Years Ended December 31,
	2023	2022
Expected Federal Tax	(21.0)%	(21.0)%
Local Tax (Net of Federal Benefit)	(2.0)	(2.0)
Non-controlling interest	-	(0.1)
Extinguishment of debt	-	1.8
Compensation limitation	0.4	0.7
Change in fair value of warrant liabilities	(0.2)	(4.7)
True up of prior year deferred tax assets	0.8	(25.6)
Change in valuation allowance	22.0	50.9
Effective rate of income tax	-%	-%

The Company files income tax returns in the U.S. federal jurisdiction and local (City of Canton) jurisdiction.

Note 14: Employee Benefit Plans

The Company has a defined contribution plan (the “Defined Contribution Plan”) whereby employer contributions are discretionary and determined annually. In addition, the Defined Contribution Plan allows participants to make elective deferral contributions through payroll deductions, of which the Company will match a portion of those contributions. During the years ended December 31, 2023 and 2022, the Company expensed matching contributions of $191,073 and $192,271, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Subsequent Events

Subsequent events have been evaluated through March 25, 2024, the date the consolidated financial statements were issued. Except for as disclosed in Note 1 and below, no other events have been identified requiring disclosure or recording.

Sale to Sandlot; Strategic Partnership for Youth Sports Programming at the Hall of Fame Village

On January 11, 2024, HOF Village completed the sale of an 80% stake in its ForeverLawn Sports Complex business for a $10 million purchase price.

Under the Purchase Agreement, Sandlot held back $1.5 million of the Purchase Price (the “Holdback Amount”) to secure certain indemnification obligations of the Company and HOF Village, which holdback will be released by Sandlot for the benefit of HOF Village in three $500,000 increments at 6, 12 and 18 months after the January 11, 2024 closing date of the Transaction (the “Closing”), subject to post Closing adjustment of the Purchase Price and any indemnification claims pursuant to the Purchase Agreement.

Amendment Number 10 to Term Loan Agreement

On January 11, 2024, the Company amended its Term Loan Agreement with CH Capital in order to reflect the repayment of a portion of principal out of the proceeds from the sale of the Sports Complex business. The Promissory Note was amended to reflect the change to the outstanding principal balance.

Fourth Amendment to and Spreader of Open-End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing

On January 11, 2024, the Fourth Amendment and Spreader was entered to secure indebtedness to CH Capital and amend and spread the maximum principal indebtedness to Lender to include principal amounts of all the secured instruments and reflect the total principal indebtedness shall not exceed $66,003,899, exclusive of interest, taxes, legal fees and costs advanced for preservation of the property.

Amendment Number 11 to Term Loan Agreement

On January 17, 2024, the Company amended its Term Loan Agreement with CH Capital to document a $2,200,000 advance to Borrower resulting in an increase of the principal amount of the loan to $12,751,934. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Subsequent Events (continued)

Amendment Number 12 to Term Loan Agreement

On February 1, 2024, the Company amended its Term Loan Agreement with CH Capital to document an $800,000 advance to Borrower resulting in an increase of the principal amount of the loan to $13,690,442. To the extent monetary references in prior amendments to the underlying Note and Loan Agreement are inconsistent with monetary references in this amendment, Borrower and Lender agreed such references in prior amendments are the result of minor computational error plus the addition of accrued interest through January 31, 2024. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

Amendment Number 13 to Term Loan Agreement

On February 28, 2024, the Company amended its Term Loan Agreement with CH Capital to document a $726,634 advance to Borrower resulting in an increase of the principal amount of the loan to $14,417,076. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

First Amendment to Waterpark Ground Lease

On February 23, 2024, HOF Village Waterpark, LLC (“Tenant”) entered into a first amendment to lease agreement with HFAKOH001 LLC (“Landlord”) to amend the existing waterpark ground lease to reflect: (a) Landlord’s tenant allowance for the benefit of the Tenant in the amount of $2,500,000, which was funded and shall be used as follows: (i) $1,903,005 for the purpose of paying real estate taxes and other assessments; (ii) $388,679 for February rent due; and (iii) $208,316 which may be used by the Tenant for the purpose of construction of new improvements, by stadium mortgagor for the purpose of paying taxes and assessments, or guarantor for the purpose of paying necessary operating expenses; (b) an increase in the base rent; (c) the Tenant’s pledge pursuant to a pledge agreement of its twenty percent (20%) beneficial membership interest in Sandlot HOFV Canton SC, LLC (“Sports Complex Entity”); and (d) the Company’s issuance of a Series H Common Stock Purchase Warrant to Landlord to purchase 890,313 shares of the Company’s common stock, par value $0.0001 per share.

Second Amendment to Waterpark Ground Lease

On February 29, 2024, Tenant entered into a second amendment to lease agreement with Landlord to memorialize: (a) Landlord’s forbearance of base rent due for March and April of 2024, which shall be due on May 1, 2024; and (b) Landlord’s allowance for the benefit of the Tenant of $1,000,000, which may be used (i) by Tenant for the purpose of construction of new improvements; (ii) by stadium mortgagor for the purpose of paying taxes and assessments due to governmental entities or Stark County Port Authority pursuant to the Project Lease; or (iii) by guarantor for paying other necessary operating expenses. Tenant executed a mortgage granting Landlord a security interest in certain parcels, more fully described in Exhibit A of the Additional Parcels Mortgage.

ErieBank Release of Cash Pledge

On December 15, 2021, the HOF Village Center for Excellence, LLC (“HOFV CFE”), a wholly-owned subsidiary of the Company, entered into a Loan Agreement with ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation (“ErieBank”), pursuant to which HOFV CFE borrowed $22,040,000 (“ErieBank Loan”) in conjunction with the construction of the Center for Excellence. Pursuant to the terms of the ErieBank Loan, ErieBank held back a portion of the loan proceeds pending HOFV CFE’s satisfaction of certain disbursement conditions.

On March 15, 2024, ErieBank agreed to release a portion of the held back amount to HOFV CFE with $1,830,000 being released to HOFV CFE for its use in the ongoing construction of the waterpark project and $2,000,000 being applied to reduce the underlying loan commitment from $22,040,000 to $20,040,000. In addition, the parties agreed the loan will convert to a term loan on June 15, 2024 with the expiration of the interest-only period. The fixed rate will be based on the five-year Federal Home Loan Bank of Pittsburgh rate plus 2.65% per annum pursuant to the existing loan documents.