Form 10-K/A
period 2023-12-31
Hall of Fame Resort & Entertainment Co
filed 2024-04-29
CIK 1708176

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $6,401,712.

As of April 15, 2024, the registrant had outstanding 6,506,987 shares of common stock, $0.0001 par value.

Auditor Name	Auditor Location	Auditor Firm ID
GRANT THORNTON LLP	Cleveland, Ohio	248

Explanatory Note

The Hall of Fame Resort & Entertainment Company (the “Company”), is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Original Filing”), as filed with the Securities and Exchange Commission on March 25, 2024.

The purpose of this Amendment is to include information required by Items 10 through 14 of Part III on Form 10-K. This information was omitted from the original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated by reference from a registrant’s definitive proxy statement, if filed with the SEC no later than 120 days after the end of the fiscal year covered by a Form 10-K. The Company will not have filed its definitive proxy statement within the 120-day period and is therefore amending and restating in their entirety Items 10 through 14 of Part III of the Original Filing. The reference on the cover page of the Original Filing to the incorporation by reference of portions of its definitive proxy statement into Part III of the Original Filing is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 as Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

i

Cautionary Note on Forward-Looking Information

This Amendment may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are generally identified by use of words such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “projection,” “outlook,” “target,” “seek,” or words of similar meaning. These forward-looking statements include, but are not limited to, statements regarding future opportunities for the Company and the Company’s estimated future results. Such forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.

In addition to factors identified elsewhere in this Amendment, the following risks, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	the benefits of the Business Combination (defined in the Corporate History and Background section of the Original Filing);

●	the future financial performance of the Company and its subsidiaries, including HOF Village;

●	changes in the market in which the Company competes;

●	expansion and other plans and opportunities;

●	the Company’s ability to raise financing in the future;

●	the Company’s ability to maintain the listing of its Common Stock on the Nasdaq Capital Market (“Nasdaq”); and

●	other factors detailed under the section titled “Risk Factors” in this Report.

Actual results, performance or achievements may differ materially, and potentially adversely, from any projections and forward-looking statements and the assumptions on which those forward-looking statements are based. There can be no assurance that the data contained herein is reflective of future performance to any degree. You are cautioned not to place undue reliance on forward-looking statements as a predictor of future performance. All information set forth herein speaks only as of the date hereof, in the case of information about the Company, or as of the date of such information, in the case of information from persons other than the Company, and we disclaim any intention or obligation to update any forward-looking statements as a result of developments occurring after the date of this Amendment. Forecasts and estimates regarding the Company’s industry and end markets are based on sources we believe to be reliable, however there can be no assurance these forecasts and estimates will prove accurate in whole or in part. Any annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

ii

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

iii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Directors

The demographic information presented in the table below for our directors is based on voluntary self-identification by each director as of April 15, 2024.

	Gender Identity		Race/Ethnicity
Name	Male	Female	African American or Black	White
Michael Crawford	●			●
Marcus LaMarr Allen	●		●
Jerome Bettis	●		●
Anthony J. Buzzelli	●			●
David Dennis	●			●
James J. Dolan	●			●
Karl L. Holz	●			●
Stuart Lichter	●			●
Mary Owen		●		●
Kimberly K. Schaefer		●		●

The table below identifies and sets forth certain biographical and other information regarding our directors as of April 15, 2024.

Name	Age	Position
Michael Crawford	56	President and Chief Executive Officer, Chairman
Marcus LaMarr Allen	64	Director
Jerome Bettis[1]	52	Director
Anthony J. Buzzelli	75	Director, Audit Committee Chair
David Dennis	66	Director
James J. Dolan	69	Director, Vice Chairman, Compensation Committee Chair
Karl L. Holz	73	Director, Lead Independent Director
Stuart Lichter	75	Director
Mary Owen	46	Director, Nominating and Corporate Governance Committee Chair
Kimberly K. Schaefer	58	Director

[1]	Effective as of June 8, 2023, our Board of Directors appointed Mr. Jerome Bettis as a Class A Director to fill a vacancy.

Michael Crawford. Mr. Crawford has served as a member of the Board since the closing of the Business Combination in July 2020. Mr. Crawford currently serves as President and Chief Executive Officer and Chairman of the Board of Directors of the Company and previously served as HOF Village, LLC’s Chief Executive Officer from December 2018 until June 2020. Mr. Crawford was nominated to the Board by HOF Village, LLC in connection with the Business Combination pursuant to the Director Nominating Agreement (defined below). Before joining HOF Village, LLC, Mr. Crawford was an executive at Four Seasons Hotels and Resorts, where he served as Global President of Portfolio Management (2016–2018) and President of Asia Pacific (2014–2016). Previously, Mr. Crawford worked at The Walt Disney Company/Walt Disney Parks and Resorts in various positions from 1990 to 2014, where his last role was Senior Vice President and General Manager of Shanghai Disney Resort and President of Walt Disney Holdings Company in Shanghai (2010–2014). Mr. Crawford has served as a member on the Board of Directors of Texas Roadhouse (Nasdaq: TXRH) since June 2020, where he also currently serves on the audit committee and is the chair of the compensation committee. Mr. Crawford holds a Bachelor of Science in Business Administration from Bowling Green State University and an MBA, magna cum laude, from the University of Notre Dame’s Mendoza College of Business.

Marcus LaMarr Allen. Mr. Allen has served as a member of the Board since August 2022. Considered one of the game’s best goal line and short-yardage runners, Mr. Allen began his NFL career with the Los Angeles Raiders where he spent 11 seasons and earned several accolades, including NFL Rookie of the Year, was named to the Pro Bowl five times, and earned league MVP honors. While with the Raiders, he helped his team win Super Bowl XVIII. Mr. Allen went on to spend his last 5 seasons with the Kansas City Chiefs, where he added a sixth Pro Bowl appearance in 1994. In 1995, Mr. Allen made NFL history when he became the first player in league history to rush for over 10,000 yards and catch passes for 5,000 more. Ending his career with the Kansas City Chiefs as the game’s all-time rushing touchdown leader, Mr. Allen has the distinction of being the only player to have won the Heisman Trophy, an NCAA national championship, the Super Bowl, and be named NFL MVP and Super Bowl MVP. He was inducted to the College Football Hall of Fame in 2000 and the Pro Football Hall of Fame in 2003. After his 16-season playing career, in 1998 Mr. Allen went on to join the CBS broadcasting team for the NFL Today Show and later went on to cover College Football for Fox Sports. Today, Mr. Allen is a keynote speaker and writer. He also serves on the Board of Directors for the Lott Impact Trophy and is also a member of the Laureus World Sports Academy.

Jerome Bettis. Mr. Bettis has served as a member of the Board since June of 2023. Mr. Bettis, also known as “The Bus,” had an illustrious career in football that left an incredible mark on the sport. A powerful all-time leading running back, Mr. Bettis ran for 13,662 yards and 91 touchdowns during this 13-year career while catching 200 passes for 1,449 yards and three touchdowns. He spent his first three seasons with the Rams (1993-1995) before playing 10 seasons with the Pittsburgh Steelers (1996-2005). Throughout his career, Mr. Bettis amassed numerous accolades and accomplishments. With his exceptional strength, agility, and relentless determination, he became one of the most feared running backs of his era. Mr. Bettis was selected for the Pro Bowl six times and earned All-Pro honors twice. Mr. Bettis showcased his leadership skills as he helped lead the Steelers to victory in Super Bowl XL, capping off his career with a well-deserved championship. Mr. Bettis retired as the sixth-leading rusher in NFL history. Mr. Bettis completed his studies at the University of Notre Dame in 2022. In 2014, Mr. Bettis joined ESPN as an NFL analyst and regularly appears on NFL Live and Sports Center while also contributing to ESPN Radio.

Anthony J. Buzzelli. Mr. Buzzelli has served as a member of the Board since the closing of the Business Combination in July 2020. Mr. Buzzelli is a Certified Public Accountant (retired) and spent 40 years with Deloitte, where he served management and Boards of Directors as the Audit and Advisory Partner for a wide range of public and private companies with U.S. and global operations from 1980 to 2011. He was Audit Partner in Charge of the Pittsburgh office from 1989 to 1995, Regional Managing Partner of the Central Atlantic Region from 1995 to 2001, National Managing Partner of U.S. Regions, the Marketing and Business Development and Community Relations leader from 2003 to 2007 and Regional Managing Partner of the Pacific Southwest Region and Office Managing Partner of the Los Angeles office from 2003 to 2011. Mr. Buzzelli served as a member of the U.S. Board of Directors of Deloitte from 2001 to 2004 and as chairman of its Succession Committee from 2010 to 2011. He retired from Deloitte as a Vice Chairman in 2011. He is a past chairman of the Southern California Leadership Network from 2003 to 2009. Mr. Buzzelli served on the Board of Directors of TriState Capital Holdings, Inc. (NASDAQ: TSC) from 2014 through July 2022 when TSC was acquired by Raymond James Financial. At TSC, Mr. Buzzelli was the Lead Independent Director for two terms and chaired the audit committee and was a member of the risk committee. Mr. Buzzelli received a Bachelor of Science in Accounting from The Pennsylvania State University, and also completed the Executive Program in Organizational Change at Stanford University and the Executive Program for Leading Professional Services Firms at Harvard Business School. Mr. Buzzelli also serves on three private company boards.

David Dennis. Mr. Dennis has served as a member of the Board since the closing of the Business Combination in July 2020. Mr. Dennis served as an independent director of Gordon Pointe Acquisition Corp. (“GPAQ”) from January 2018 through June 2020, and served as the chairman of GPAQ’s audit committee. Mr. Dennis is a Certified Public Accountant and spent 36 years of his career at KPMG LLP, where he served as a Partner from 1993 until his retirement in December 2015. During his time at KPMG LLP, Mr. Dennis served in its advisory practice and served as the Advisory Sector Leader for its State and Local Government Advisory Practice. In addition, from 1979 to 2002, Mr. Dennis was a member of the Audit Practice at KPMG LLP and audited publicly traded companies, privately owned companies and public sector clients (governments and not for profits). He is a Past Member of Council for the American Institute of CPAs and a current member of the National Association of State Boards of Accountancy. Mr. Dennis previously served as acting Chief Financial Officer of the U.S. House of Representatives and as President for the Florida Institute of CPAs. He served on the Florida Board of Accountancy from 2011 until 2020 where he also served as Chair for two terms. Mr. Dennis received a Bachelor of Science degree in Accounting from Indiana University — Kelley School of Business.

James J. Dolan. Mr. Dolan has served as a member of the Board since the closing of the Business Combination in July 2020. Mr. Dolan was nominated to the Board in connection with the Business Combination pursuant to the Director Nominating Agreement. Mr. Dolan is the Chairman and CEO of Voyager Holdings II, LLC (“Voyager”), a family office and holding company that owns and operates a diversified group of companies in the technology, real estate, financial services, aviation, timber and natural resource industries. Mr. Dolan serves as CEO or Managing Director of a number of Voyager’s portfolio companies. Mr. Dolan previously served as Lead Independent Director and served on the Nominating and Governance and Compensation committees at TriState Capital Holdings (Nasdaq: TSC), a commercial bank in Pittsburgh, Pennsylvania, and Chartwell Investment Partners, an asset management firm based in Radnor, Pennsylvania, and a subsidiary of TriState. Mr. Dolan currently serves on the Board of Directors of Plan Member Financial Corporation, an asset manager and provider of retirement planning services based in Santa Barbara, California and Chartwell Investment Partners, a subsidiary of Raymond James Financial (Nasdaq: RJF). Mr. Dolan also currently serves as chairman and director of The Pittsburgh Vintage Grand Prix Association, chairman of Going to the Sun Rally, and director of the Shelby American Automobile Club. He is a graduate of Villanova University and Duquesne University School of Law.

Karl L. Holz. Mr. Holz has served as a member of the Board since the closing of the Business Combination in July 2020 and currently serves as the Lead Independent Director and is a member of the Nominating and Corporate Governance Committee and Compensation Committee. Mr. Holz is a 22-year veteran of The Walt Disney Company with senior-level expertise in operations, strategic planning, product and customer experience development, international business, and large-scale expansions. As president of Disney Cruise Line and New Vacation Operations, he was responsible for driving the growth of Disney’s vacation portfolio beyond theme parks. In his most recent role, Mr. Holz was responsible for Disney Cruise Line; Disney Vacation Club; Adventures by Disney; Aulani, a Disney Resort & Spa, in Hawaii; and Golden Oak at the Walt Disney World Resort. He guided the massive expansion of Disney Cruise Line in 2011 and 2012 and championed its further expansion by committing to three new ships, the first arriving in 2021. Mr. Holz also led the strategic re-orientation of the Disney Institute, a professional development and training business serving the needs of many major companies. Additionally, he assumed responsibility for Disneyland Resort Paris in 2014 (after previously serving as President and CEO of Disneyland Resort Paris from 2004 to 2008), guiding the resort through a challenging security environment, developed and implemented strategic expansion plans and ultimately took this French, publicly held resort, private in late 2017. Following his retirement in 2018, he joined McKinsey & Company as a Senior Advisor and provides advisory services to the Saudi Public Investment Fund. Mr. Holz earned his bachelor’s degree in business administration from the State University of New York at Fredonia in 1973. He is a member of the Fredonia Foundation Board and an active supporter of the “Keeper of the Dream Scholarship” benefiting disadvantaged and minority student athletes.

Stuart Lichter. Mr. Lichter has served as a member of the Board since the closing of the Business Combination in July 2020. Mr. Lichter was nominated to the Board by HOF Village, LLC in connection with the Business Combination pursuant to the Director Nominating Agreement. Mr. Lichter has served as the President and Chairman of the Board of Industrial Realty Group, LLC since 1999. Industrial Realty Group, along with its affiliated companies, has acquired and developed over 100 industrial and commercial properties throughout the country, representing virtually every area of real estate, such as office buildings, industrial and warehouse buildings, shopping centers, business parks, hotels, mini-storage facilities, marinas, apartments, mobile home parks and mixed-use developments, with a primary emphasis on industrial and commercial properties. Mr. Lichter began his real estate career with the General Services Administration (GSA) of the US Government where he focused on solving challenges facing governmental-owned real estate. Mr. Lichter subsequently performed loan workouts, completed unfinished construction projects and leased and sold foreclosed projects for Midland Bank and New York Life Insurance Company. Mr. Lichter has over 40 years of experience as a leader in the adaptive reuse of commercial and industrial real estate. Mr. Lichter holds a Bachelor of Science degree from Hunter College, a part of the City University of New York. He completed all course work for an MBA from Pace University with a major in finance. Mr. Lichter also attended New York University School of Law.

Mary Owen. Mrs. Owen has served as a member of the Board since the closing of the Business Combination in July 2020. Mrs. Owen has been nominated to the Board as an independent director pursuant to the Director Nominating Agreement. Mrs. Owen is Founder and President of MMO Capital LLC since 2017 and a General Partner of Forma Capital, an early-stage venture capital fund investing in influential brands shaping the global future of sports, health and wellness. In addition, she is the current Chair of the Board and has served as a Life Trustee with the Ralph C. Wilson, Jr. Foundation since 2015. She is an investor and strategic advisor to Chicago-based KB Partners, a venture capital firm investing at the intersection of sports and technology. Mrs. Owen previously worked for her uncle, Ralph C. Wilson Jr., and his management company, Ralph C. Wilson, Jr. Enterprises. She was a key member of his executive leadership team and played a strategic and operational role with all of his business and philanthropic interests, including the Buffalo Bills. With the Bills, Mrs. Owen began as an intern in 1997 and worked in a variety of roles eventually becoming the Executive Vice President for Strategic Planning from 2010-2014. In addition to her team-level responsibilities, she was charged with representing Mr. Wilson at the league ownership level from 2003-2014, where she was appointed to and served on the Super Bowl Advisory Committee and the International Committee and served on the board of the NFL Foundation. When Mr. Wilson passed in 2014, Mrs. Owen served as a Trustee of his estate, where she and three others were responsible for the team’s sale to the Pegula family, and ultimately funding and starting a $1.2 billion foundation, the Ralph C. Wilson, Jr. Foundation, with a portion of the estate proceeds. Mrs. Owen managed the foundation on behalf of her co-trustees in its initial year and oversaw a $60 million legacy grant program. Mrs. Owen is a graduate of the McIntire School of Commerce at the University of Virginia, and is a McIntire Trustee Leader, an active Trustee for the Jefferson Trust, and longstanding Regional Selection Chair for the Jefferson Scholars Foundation. In addition, she holds an MBA from Walsh College and is a long-standing member of the National Advisory Board for the Pro Football Hall of Fame.

Kimberly K. Schaefer. Ms. Schaefer has served as a member of the Board since the closing of the Business Combination in July 2020. On March 25, 2024, Ms. Schaefer was appointed to the Board of LuxUrban Hotels, Inc. (NASDAQ: LUXH). LuxUrban Hotels, Inc. is a hospitality company which utilizes an asset-light business model to lease entire hotels on a long-term basis in partnership with Wyndham Hotels & Resorts. In April of 2024, Ms. Schaefer accepted a Chief Executive Officer role for a private company, Museum of Illusions. Ms. Schaefer previously served as President of Two Bit Circus, Inc., a startup concept focusing on social interactions using the latest in technology and gaming, from 2017 through 2023. Two Bit Circus’s first “micro amusement park” location opened in Los Angeles in 2018. It features unique arcade and midway games, an interactive theatre, story rooms and virtual reality concepts. Prior to Two Bit Circus, Ms. Schaefer worked with Great Wolf Resorts, Inc., which is the largest owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities, for more than 18 years, including as their Chief Operating Officer/Chief Brand Officer from 2005 to 2015 and as their Chief Executive Officer from 2009 to September 2015. She was part of the team that took the company public in 2005. As public company CEO, her primary responsibility was overseeing the daily aspects of the strategy of the brand, development and operations as well as investor and analyst presentations and communication. Ms. Schaefer has served on the Board of Directors of SeaWorld Parks & Entertainment (NYSE: SEAS) since December 2020 where she also serves on the revenue and audit committees and the Board of Directors of Alpine Acquisition Corp. (NASDAQ: REVE) since August 2021. Previously, Ms. Schaefer was an independent board member of public company Education Reality Trust (NYSE: EDR_OLD), an owner operator and developer of collegiate housing, and of her former employer, Great Wolf Resorts, which is currently owned by Blackstone Group. Ms. Schaefer is a graduate of Edgewood College in Madison, Wisconsin, where she earned a Bachelor of Science degree in Accounting and where she previously served on the school’s Board of Trustees.

Executive Officers

The table below identifies and sets forth certain biographical and other information regarding our executive officers as of April 15, 2024.

Name	Age	Position
Michael Crawford	56	President, Chief Executive Officer and Chairman
Tara Charnes	46	General Counsel and Secretary
Lisa Gould	49	Senior Vice President of Human Resources
Anne Graffice	52	Executive Vice President of Global Marketing and Public Affairs
John Van Buiten	37	Vice President of Accounting / Corporate Controller
Victor S. Gregovits (1)	62	Executive Vice President of Global Sales
Benjamin Lee (2)	47	Chief Financial Officer

(1)	Mr. Gregovits resigned from the office of Executive Vice President of Global Sales, effective March 8, 2024.
(2)	Mr. Lee resigned from the office of Chief Financial Officer, effective December 22, 2023.

See page 2 of this Amendment for Michael Crawford’s biography.

Tara Charnes. Ms. Charnes has served as General Counsel and Secretary of the Company since August 2020. From 2015 until joining the Company, Ms. Charnes worked for Big Lots!, where she most recently served as Vice President, Litigation, and led the company’s strategic approach to securities, consumer and wage and hour class action litigation, as well as intellectual property disputes, employment litigation and other aspects of litigation and claims. While at Big Lots!, she also served on the company’s Enterprise Risk Management Steering Committee. From 2008 until 2015, Ms. Charnes worked for The Scotts Miracle-Gro Company, where she most recently served as Director, North America Legal, Securities and Corporate Governance, and worked closely with the executive management team and Board of Directors on SEC and corporate governance matters, and managed multiple other legal department functions, including litigation, compliance, advertising and commercial law. From 2003 until 2007, she was a member of the Securities, Competition and Complex Litigation Group at the international law firm Sidley & Austin LLP. She also served as a law clerk for the Honorable Kenneth F. Ripple of the United States Court of Appeals for the Seventh Circuit. Ms. Charnes earned her Juris Doctor summa cum laude from the Valparaiso University School of Law, where she was executive editor of student writing for the Valparaiso Law Review. She earned her Bachelor of Arts summa cum laude from Denison University.

Lisa Gould. Ms. Gould has served as Senior Vice President of Human Resources of the Company since January 2022 and was Vice President of Human Resources of the Company from August 2020 to December 2021. From November 2011 until joining the Company, Ms. Gould served as Vice President of Human Resources at CommQuest Services, where she developed a strategic plan following the company’s merger, oversaw recruitment, onboarding and retention of company employees and managed various other human resources functions, including drafting and enforcement of company policies and procedures and managing benefits administration and enrollment. From August 2007 until November 2011, Ms. Gould worked for Creative Financial Staffing, an affiliate of Bruner Cox LLP, in various roles, including as Recruiter/Staffing Manager and Business Development/Account Manager. Ms. Gould currently serves on the Boards of the Stark Tuscarawas Workforce Development and Leadership Stark County. Ms. Gould earned her MBA from University of Northwestern Ohio and her Bachelor of Science from Kent State University.

Anne Graffice. Ms. Graffice currently serves as Executive Vice President of Global Marketing and Public Affairs of the Company since January 2023 and was Executive Vice President of Public Affairs of the Company from June 2020 to January 2023. She previously served as Executive Vice President of Public Affairs of HOF Village, LLC from December 2019 through June 2020. Prior to joining HOF Village, LLC, Ms. Graffice served as Vice President of Development and Strategic Adventures at the Pro Football Hall of Fame (2016–2019). Previously, Ms. Graffice worked at University of Mount Union, where she served as Executive Director of Alumni Relations and the Mount Union Fund (2012–2016) and Director of Alumni Relations and University Activities (2003–2012). Ms. Graffice currently serves on the Boards of the Strengthening Stark Governance Committee, Arts in Stark, and VisitCanton. Ms. Graffice holds a Bachelor of Arts in Business Administration and Finance from Mount Union College and an MBA from Tiffin University.

John Van Buiten. Mr. Van Buiten has served as Vice President of Accounting / Corporate Controller of the Company since December 2021. Prior to joining the Company, Mr. Van Buiten served as Senior Director of Accounting and Financial Reporting of Financial Consulting Strategies, LLC, from 2010 to 2021. While employed at Financial Consulting Strategies, LLC, Mr. Van Buiten served as Chief Financial Officer of Enveric Biosciences, Inc. from the time of its initial public transaction until May 2021. Mr. Van Buiten received his Bachelor of Science in Public Accounting from Calvin University and is a Certified Public Accountant licensed in the state of New Jersey.

CORPORATE GOVERNANCE

Director Nominations Process

Each year the Board nominates a slate of directors for election by stockholders at the annual meeting of stockholders based on the recommendations of the Nominating and Corporate Governance Committee. In identifying prospective director candidates, the Nominating and Corporate Governance Committee may seek referrals from other members of the Board, management, stockholders and other sources, including third party recommendations.

In connection with the Business Combination, the Company entered into a Director Nominating Agreement (the “Director Nominating Agreement”) with HOF Village, Gordon Pointe Management, LLC (the “Sponsor”), and National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”), which provides, among other things, that each of the Sponsor, HOF Village and PFHOF will have the right to designate a certain number of individuals to be appointed or nominated for election to the Board for so long as each of the Sponsor, HOF Village and PFHOF owns shares of our Common Stock in excess of certain ownership thresholds. Pursuant to the Director Nominating Agreement and its current voting power, the Sponsor no longer has the right to designate a person to serve on the Board, HOF Village has the right to designate four designees to serve on the Board, and PFHOF has the right to designate one designee to serve on the Board. For the 2023 fiscal year, PFHOF chose not to appoint a designee to serve on the Company’s Board. The parties to the Director Nominating Agreement also agreed to take certain actions to support those nominees for election and include the nominees in the proxy statements for the stockholders’ meetings at which directors are to be elected. See “Certain Relationships and Related Party Transactions—Director Nominating Agreement” below for more detail.

Director and Executive Officer Qualifications

Under our Corporate Governance Guidelines, our Nominating and Corporate Governance Committee is responsible for reviewing with our Board, on an annual basis, the appropriate experience, skills and characteristics for the Board as a whole and its individual members. In evaluating the suitability of individuals for Board membership, our Nominating and Corporate Governance Committee, pursuant to our Corporate Governance Guidelines, takes into account many factors. To assist with candidate assessment, our Nominating and Corporate Governance Committee utilizes a matrix, which is reviewed periodically and no less frequently than annually, of the relevant skills and experiences that evolve with the Company’s business and strategy. Examples of the skills and experiences taken into consideration include:

(a)	Corporate Governance / Public Company Experience – e.g., public and private board experience;

(b)	Destination Asset Experience – e.g., real estate development;

(c)	Professional Sports Business Expertise – e.g., professional football or sports management experience;

(d)	Media / Entertainment Industry Experience – e.g., content development, studio or production company;

(e)	Gaming Industry Experience – e.g., eGaming / eSports, fantasy sports, betting / sports betting company; and

(f)	Professional Background Expertise – e.g., Chief Executive, corporate strategy and long-term planning, corporate finance.

Our Nominating and Corporate Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending a diverse group of directors that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment, leveraging its diversity of experience. In determining whether to recommend a director for re-election, our Nominating and Corporate Governance Committee also considers the director’s past attendance at meetings, participation, and contributions to the activities of the Board.

The Company’s executive officers and Board of Directors are composed of a diverse group of leaders in their respective fields. Many of these executive officers or directors have senior leadership experience at various companies. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. Many of the Company’s executive officers and directors also have experience serving on boards of directors and/or board committees of other public and private companies and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, these executive officers and directors bring other valuable experiences such as hotel and entertainment industry experience, asset management and investment experience, and strategic investment and business combination experience.

The Company, along with its executive officers and directors, believe that the leadership skills and other experiences of the Company’s directors and executive officers described above, provide the Company with a diverse range of perspectives and the business acumen necessary to facilitate the Company’s goals of stockholder value appreciation through organic and acquisition growth.

Number and Terms of Office of Officers and Directors

The Board is divided into three classes: Class A, Class B and Class C. The number of directors in each class is required to be as nearly equal as possible and directors in each class serve a three-year term. The term of office of the current Class A directors, consisting of Marcus LaMarr Allen, Jerome Bettis and Mary Owen, will expire at the 2024 annual meeting of stockholders. The term of office of Class B directors, consisting of David Dennis, Karl L. Holz and Stuart Lichter, will expire at the 2025 annual meeting of stockholders. The term of office of Class C directors, consisting of Anthony J. Buzzelli, Michael Crawford, James J. Dolan and Kimberly K. Schaefer, will expire at the 2026 annual meeting of stockholders.

The Company’s executive officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. The Board is authorized to appoint persons to the offices set forth in the Company’s bylaws as it deems appropriate.

Director Independence

Nasdaq listing standards require that a majority of the Company’s Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship that, in the opinion of the Company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has affirmatively determined that Marcus LaMarr Allen, Jerome Bettis, Anthony J. Buzzelli, David Dennis, James J. Dolan (deemed an independent director, effective July 5, 2023), Karl L. Holz, Mary Owen and Kimberly K. Schaefer qualify as independent directors in accordance with the Nasdaq listing rules.

Board Leadership Structure

Our Board does not have a formal policy regarding the combination of the roles of Chairman of the Board and Chief Executive Officer because the Board believes that it is in the best interest of the Company to have the flexibility to determine, from time to time, whether the positions should be held by the same person or by separate persons. The Board believes that it is currently in the best interest of our stockholders that the role of Chairman of the Board be held by Michael Crawford, our Chief Executive Officer.

The Board may reconsider this leadership structure from time to time based on the leadership needs of our Board and the Company at any particular time. The Nominating and Corporate Governance Committee evaluates on an ongoing basis whether the Board’s leadership structure is appropriate to effectively address the evolving needs of the Company’s business and the long-term interests of our stockholders. The committee then makes recommendations to the Board concerning the Board’s leadership structure, including whether the roles of Chairman of the Board and Chief Executive Officer should be separated or combined.

Lead Independent Director

Under our Corporate Governance Guidelines, if the Chairman of the Board is not an independent director, as determined by the Nominating and Corporate Governance Committee and the Board, the independent directors will annually appoint one independent director to be the Lead Independent Director in accordance with the Director Nominating Agreement. Given that our Chairman is not an independent director, our independent directors have appointed Karl L. Holz as our Lead Independent Director. The Lead Independent Director’s primary responsibilities include: (i) preside over executive sessions of the independent directors and at all meetings at which the Chairman of the Board is not present; (ii) call meetings of the independent directors as deemed necessary; (iii) serve as a liaison between the Chairman of the Board and the independent directors; (iv) propose agendas and schedules for Board meetings in consultation with the Chairman of the Board; and (v) be available for consultation and communication if requested by stockholders.

Director Education

The Company provides an orientation program for new directors, which includes information with respect to, among other things, Board structure and operations, as well as the history, organizational structure and business of the Company. On a continuing basis, directors receive presentations on the Company’s strategic and business plans, financial performance, legal and regulatory matters, compliance programs and other matters. Directors are encouraged to take advantage of continuing education opportunities that will enhance their ability to fulfill their responsibilities as directors of the Company.

Board’s Role in Risk Oversight

Our management is responsible for identifying risks facing our Company, including strategic, financial, operational and regulatory risks, implementing risk management policies and procedures and managing our day-to-day risk exposure. The Board has overall responsibility for risk oversight, including, as part of regular Board and committee meetings, general oversight of executives’ management of risks relevant to the Company. While the full Board has overall responsibility for risk oversight and is currently overseeing the Company’s business continuity risks, it is supported in this function by its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each of the committees regularly reports to the Board.

The Audit Committee reviews and discusses with management and the Company’s auditors, as appropriate, the risks faced by the Company and the policies, guidelines and process by which management assesses and manages the Company’s risks, including the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures.

The Compensation Committee reviews the Company’s incentive compensation arrangements to determine whether they encourage excessive risk-taking, to review and discuss at least annually the relationship between risk management policies and practices and compensation, and to evaluate compensation policies and practices that could mitigate any such risk.

The Nominating and Corporate Governance Committee is responsible for developing and recommending to the Board for approval an officer succession plan (the “Succession Plan”), reviewing the Succession Plan periodically with the Chief Executive Officer, evaluating potential candidates for executive positions and recommending to the Board any changes to and any candidates for succession under the Succession Plan.

In addition, the Board is presented with information at its regularly scheduled and special meetings regarding risks facing our Company, and management provides more frequent, informal communications to the Board between regularly scheduled meetings which are designed to give the Board regular updates about our business. The Board considers this information and provides feedback, makes recommendations, and, as appropriate, authorizes or directs management to address particular exposures to risk.

Committees of the Board of Directors

Upon the consummation of the Business Combination, the Company established three standing Board committees and adopted charters for such committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. For the 2023 fiscal year, Messrs. Buzzelli and Dennis and Ms. Schaefer served on the Company’s Audit Committee, with Mr. Buzzelli serving as the chair and qualifying as an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K. Ms. Schaefer, Mr. Holz and Mrs. Owen served on the Company’s Compensation Committee, with Ms. Schaefer serving as the chair. Mr. Holz, Mrs. Owen and Ms. Schaefer served on the Company’s Nominating and Corporate Governance Committee, with Mr. Holz serving as the chair. Each of the committee charters is available on the Company’s website at www.hofreco.com. Ad hoc committees or working groups of board members are also formed from time to time to consider strategic issues.

Effective in March of 2024, upon the recommendation of the Nominating and Corporate Governance Committee and subsequent approval of the Board, the committee membership was revised as follows: Audit Committee – no change; Compensation Committee – Mrs. Owen and Messrs. Allen and Holz serving as committee members, with Mr. Dolan serving as chair; and Nominating and Corporate Governance Committee – Ms. Schaefer and Messrs. Bettis and Dennis serving as committee members, with Mrs. Owen servicing as chair.

Audit Committee

The Audit Committee’s duties, which are specified in its charter, include, but are not limited to:

●	making recommendations to the Board as to the determination of director independence and related party transactions;

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our annual reports;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s duties, which are specified in its charter, include, but are not limited to:

●	identifying, evaluating and selecting, or recommending that the Board of Directors approve, nominees for election to the Board of Directors;

●	evaluating the performance of the Board of Directors and of individual directors;

●	reviewing developments in corporate governance practices;

●	evaluating the adequacy of corporate governance practices and reporting;

●	reviewing management succession plans; and

●	developing and making recommendations to the Board of Directors regarding corporate governance guidelines and matters.

Compensation Committee

The Compensation Committee has overall responsibility for determining and approving the compensation of the Company’s Chief Executive Officer and reviewing and approving the annual base salaries and annual incentive opportunities of the Company’s executive officers. The Company may utilize the services of independent consultants to perform analyses and to make recommendations relative to executive compensation matters. These analyses and recommendations are to be conveyed to the Compensation Committee, and the Compensation Committee takes such information into consideration in making its compensation decisions.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the last fiscal year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Executive Sessions

Independent directors regularly meet in executive session at Board meetings without members of management present. The Lead Independent Director presides over the executive sessions, and may, as applicable, call executive sessions.

Board and Board Committee Meetings and Attendance

Our Corporate Governance Guidelines provide that directors are expected to prepare themselves for and attend all Board meetings, the annual meeting of stockholders and the meetings of the Board’s standing committees on which they serve. During the year ended December 31, 2023, the Company’s Board met thirteen (13) times; the Audit Committee met eight (8) times; the Nominating and Corporate Governance Committee met six (6) times; and the Compensation Committee met seven (7) times. Each of our incumbent directors attended at least eighty percent (80%) of the total meetings of the Board and committees on which such director served during 2023 during the time that such director served on the Board in 2023. On average, directors attended ninety-five percent (95%) of Board and committee meetings.

Anti-Hedging Policy

Our Board has adopted an Insider Trading Policy, which prohibits, among other things, our directors, executive officers and employees from engaging in any hedging or monetization transactions with respect to the Company’s securities through the use of financial instruments, including, but not limited to exchange funds, prepaid variable forwards, equity swaps, puts, calls, zero-cost collars, forward sales contracts and other derivative instruments, or through the establishment of a short position in the Company’s securities. In addition, our Insider Trading Policy prohibits our directors, executive officers and employees from engaging in certain short-term or speculative transactions in the Company’s securities, such as short-term trading, short sales and publicly traded options, which may be highly speculative and/or create the appearance of improper or inappropriate conduct by our directors, executive officers and employees with respect to our stock.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, executive officers and employees. The Code of Business Conduct and Ethics covers areas such as conflicts of interest, insider trading and compliance with applicable laws and regulations. The Code of Business Conduct and Ethics is available on our website at www.hofreco.com. We intend to post any amendments to or waivers from our Code of Business Conduct and Ethics at this location on our website.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by writing the Company’s Office of the Secretary by mail at Hall of Fame Resort & Entertainment Company, 2014 Champions Gateway, Canton, OH 44708, Attention: Office of the Secretary or by email at Secretary@hofvillage.com. All communications that relate to matters within the scope of the responsibilities of the Board and its standing committees are to be forwarded to the Chairman of the Board. Communications that relate to ordinary business matters that are not within the scope of the responsibilities of the Board are to be sent to the appropriate executive officer or employee.

Our “whistleblower” policy prohibits our Company or any of our employees from retaliating or taking any adverse action against anyone for raising a concern. If a stockholder or an employee nonetheless prefers to raise his or her concern in a confidential or anonymous manner, he or she may call EthicsPoint, our external service provider, toll-free at 844-916-2771, or by leaving a message at our confidential web address: https://secure.ethicspoint.com/domain/media/en/gui/74404/index.html.

Certain Legal Proceedings

To the knowledge of the Company’s management, there is no litigation currently pending or contemplated against any of its executive officers or directors in their capacity as such.

Item 11. Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

We are a “smaller reporting company” under applicable federal securities laws and therefore permitted to take advantage of certain reduced public company reporting requirements. As such, we provide in this Amendment the scaled disclosure permitted under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, including the compensation disclosures required of a “smaller reporting company,” as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2023, our “named executive officers” and their positions were as follows:

●	Michael Crawford, our President, Chief Executive Officer and Chairman;

●	Tara Charnes, our General Counsel and Secretary;

●	Anne Graffice, our Executive Vice President of Global Marketing & Public Affairs; and

●	Benjamin Lee, our Chief Financial Officer*.

*	Effective December 22, 2023, Mr. Lee resigned from the office of Chief Financial Officer.

Summary Compensation Table

The following table presents summary information regarding the total compensation for the years ended December 31, 2023 and 2022, for the named executive officers of the Company.

						Non-Equity
Name and		Salary	Bonus	Stock Awards		Incentive Plan Compensation	All Other Compensation	Total
Principal Position	Year	($)(1)	($)(2)	($)(3)		($)	($)(4)	($)
Michael Crawford	2023	957,244	925,003	599,086	(5)	—	67,127	2,548,460
President, Chief Executive Officer and Chairman	2022	937,591	900,000	—		—	60,300	1,897,891
Tara Charnes	2023	309,000	125,006	113,940	(6)	—	8,804	556,750
General Counsel and Secretary	2022	282,963	145,000	—		—	17,110	445,073
Anne Graffice	2023	298,310	110,000	56,963	(7)	—	13,435	478,708
Executive Vice President of Global Marketing & Public Affairs	2022	282,938	78,750	—		—	15,854	377,542
Benjamin Lee	2023	362,587	150,011	85,451	(8)	—	31,925	629,974
Chief Financial Officer	2022	250,826	—	710,324		—	9,937	971,087

(1)	Salary column for 2023 includes PTO payout, if applicable.
(2)	Mr. Crawford on January 22, 2023 received 9,155 fully vested shares of Common Stock under the Plan. Ms. Charnes on January 22, 2023 received 1,066 fully vested shares of Common Stock under the Plan.
(3)	Amounts reported represent the aggregate grant date fair value of restricted stock unit awards during 2023, computed in accordance with ASC Topic 718. The grant date fair value of restricted stock units is based on the market value of the underlying stock on the date of grant.
(4)	The chart below describes the benefits and perquisites for 2023 contained in the “All Other Compensation” column above for each of the named executive officers, in particular personal benefits that exceeded the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for the named executive officer in fiscal year 2023.
(5)	Mr. Crawford received a March 8, 2023 grant of performance share units (“PSUs”), subject to the terms of the Plan and PSU Award Agreement, during a one-year performance period for the 2023 calendar year. Mr. Crawford’s PSU award was payable to the extent that four performance goals were achieved and the value of the award at the grant date, assuming achievement of the highest level of performance, would have been $1,283,789, representing 133,450 shares. Three of the goals were not achieved and the fourth was achieved at a 50% threshold. The Compensation Committee determined Mr. Crawford was eligible to receive 8,896 PSUs. However, Mr. Crawford agreed to waive receipt of the PSUs.
(6)	Ms. Charnes received a January 24, 2023 grant of 7,751 restricted stock units under the Plan, vesting in 1/3 equal annual increments beginning on January 24, 2024, subject to stockholder approval of increasing available shares under the Plan.
(7)	Ms. Graffice received a January 24, 2023 grant of 3,875 restricted stock units under the Plan, vesting in 1/3 equal annual increments beginning January 24, 2024.
(8)	Mr. Lee received a January 24, 2023 grant of 5,813 restricted stock units under the Plan, vesting in 1/3 equal annual increments beginning on January 24, 2024, subject to stockholder approval of increasing available shares under the Plan. The grant expired unvested upon Mr. Lee’s resignation on December 22, 2023.

Name	Commuting Expenses ($)	401(k) Match ($)	Vehicle Allowance ($)	Supplemental Executive Life Insurance Premium ($)	Supplemental Executive Disability Insurance Premium ($)	Executive Physical ($)
Michael Crawford	12,211	17,488	25,948	3,835	4,445	3,200
Tara Charnes	—	5,229	—	335	3,240	—
Anne Graffice	—	5,966	—	456	3,813	3,200

The amounts in the salary and bonus columns of the “Summary Compensation Table” reflect actual amounts earned in the relevant years, while the amounts in the stock awards’ column reflect accounting values determined as of the date of grant.

Overview

The Company provides total compensation packages that are competitive, tailored to the unique characteristics and needs of the Company within its industry, and adequately reward its executives for their roles in creating value for our stockholders. The Company is competitive in its executive compensation with other similarly situated companies in its industry. The compensation decisions regarding the Company’s executives are based on its need to attract individuals with the skills necessary to achieve its business plan, to reward those individuals fairly over time and to retain those individuals who continue to perform at or above the Company’s expectations.

The Company’s executive compensation program consists of three primary components: salary, incentive bonus and stock-based awards issued under an equity incentive plan. The Company determines the appropriate level for each compensation component based in part, but not exclusively, on its view of internal equity and consistency, individual performance, the Company’s performance and other information deemed relevant and timely.

Employment Agreements

Michael Crawford

In connection with the consummation of the Business Combination, Mr. Crawford, the Company and HOF Village Newco, LLC (“Newco”) entered into an employment agreement, effective July 1, 2020, (the “2020 Crawford Employment Agreement”), which replaced a services agreement entered into December 2018 between HOF Village, LLC and Mr. Crawford. Effective January 1, 2023, the 2020 Crawford Employment Agreement was replaced by an Amended and Restated Employment Agreement discussed in the next paragraph.

On November, 22, 2022, Mr. Crawford, the Company and Newco entered into an amended and restated employment agreement, effective January 1, 2023 (the “2023 Crawford Employment Agreement”), which replaced the 2020 Crawford Employment Agreement. Under the terms of the 2023 Crawford Employment Agreement, Mr. Crawford serves as the President and Chief Executive Officer of the Company. The 2023 Crawford Employment Agreement terminates on December 31, 2027, unless earlier terminated; however, the term will automatically renew for successive 12-month periods unless either party provides 90 days’ written notice of non-renewal. Under the terms of the 2023 Crawford Employment Agreement, Mr. Crawford will receive an annual base salary of $950,000 through December 31, 2023 and $975,000 for calendar year 2024. For any years thereafter, the Annual Base Salary is determined by our Compensation Committee based on the Company’s and Mr. Crawford’s achievement of performance metrics as agreed-upon in writing by Mr. Crawford and the Compensation Committee. Under the 2023 Crawford Employment Agreement, Mr. Crawford was eligible to receive an annual bonus. The target for Mr. Crawford’s annual bonus for each calendar year is 100% of Mr. Crawford’s annual base salary for each such calendar year, and the maximum amount of the annual bonus is 150% of Mr. Crawford’s annual base salary for such calendar year. Each annual bonus is payable based on the Company’s achievement of performance metrics as agreed-upon in writing by Mr. Crawford and the Compensation Committee for each calendar year. Mr. Crawford’s annual bonus will be paid in cash, an equity award under the Company’s long-term incentive plan, or a combination thereof, determined in the sole discretion of the Compensation Committee. Additionally, the 2023 Crawford Employment Agreement provides Mr. Crawford with a vehicle allowance to reimburse Mr. Crawford for the lease expense of a vehicle with a retail value of up to $90,000.

On April 14, 2023, Mr. Crawford voluntarily reduced his annual base salary by $50,000 a year for each of fiscal years 2023-2026, effective May 1, 2023, as part of a focus on lowering Company costs. To reflect his voluntary annual base salary reduction, Mr. Crawford, the Company and Newco entered into an Amended and Restated Employment Agreement to his 2023 Crawford Employment Agreement. The salary reduction will not modify any Company employee benefits, or any other rights provided to Mr. Crawford under the 2023 Crawford Employment Agreement that are determined by reference to Mr. Crawford’s annual base salary.

Mr. Crawford’s 2023 compensation included a grant of 88,967 performance share units (“PSUs”), subject to the terms of the Plan and PSU Award Agreement, and a one-year performance period for the 2023 calendar year. Mr. Crawford’s PSU award was payable to the extent that four performance goals were achieved: (1) revenue; (2) earnings (EBITDA); (3) construction timeline; and (4) construction financing. Maximum payout was capped at 150% of the target number of PSUs granted or 133,450 PSUs. During the performance period, metrics (1) through (3) were not achieved and metric (4) was achieved at a 50% threshold. The Compensation Committee determined Mr. Crawford was eligible to receive 8,896 PSUs. However, Mr. Crawford agreed to waive receipt of the PSUs.

Tara Charnes

The Company and Newco entered into a three-year employment agreement with Ms. Charnes in August 2020 when she was hired as General Counsel (the “Charnes Employment Agreement”). The terms of the Charnes Employment Agreement provided Ms. Charnes with an initial base salary of $275,000 and a target annual bonus equal to 40% of base salary for each calendar year. The Company will periodically review Ms. Charnes’ annual base salary and implement an increase (but no decrease), if any, as the Company shall determine in its sole discretion as reasonable and appropriate. Under the Charnes Employment Agreement, Ms. Charnes is eligible to receive an annual bonus. The annual bonus is based on the Company’s achievement of commercially reasonable key performance indicators determined by the Company in writing. The Charnes Employment Agreement also provided Ms. Charnes a grant of restricted stock units for a number of shares of Common Stock of the Company equal to $600,000 divided by the closing price of the Company’s Common Stock on August 31, 2020, the effective date, that vests over a three-year period, with one-third of the grant vesting each year.

On December 22, 2020, Ms. Charnes’ employment agreement was amended to provide that any annual bonus may be paid in cash, an equity award under the Company’s long-term incentive plan, or a combination thereof, determined in the sole discretion of the Board of Directors. Any annual bonus, whether payable in cash and/or equity, may be subject to a vesting schedule and other terms and conditions, including a payment schedule, as determined by the Board of Directors in its sole discretion.

Ms. Charnes’ 2023 compensation included a grant of 7,751 RSUs, which will vest in three equal annual installments beginning on January 24, 2024. In August of 2023, the Charnes Employment Agreement renewed automatically for a successive 12-month period.

Anne Graffice

Ms. Graffice and HOF Village, LLC entered into a three-year employment agreement, effective December 1, 2019 when she was hired as an Executive Vice President of Public Affairs (the “Graffice Employment Agreement”). The terms of the Graffice Employment Agreement provided Ms. Graffice with an initial base salary of $250,000 and a target annual bonus equal to 40% of her annual base salary for each calendar year based on the Company’s achievement of commercially reasonable Key Performance Indicators. The Graffice Employment Agreement also provided Ms. Graffice a grant of restricted stock units for a number of shares of Common Stock of the Company equal to $300,000 divided by the closing price of the Company’s Common Stock on December 1, 2019, the effective date, that vests over a three-year period, with one-third of the grant vesting each year.

On December 22, 2020, Ms. Graffice’s employment agreement was amended to provide that any annual bonus may be paid in cash, an equity award under the Company’s long-term incentive plan, or a combination thereof, determined in the sole discretion of the Board of Directors. Any annual bonus, whether payable in cash and/or equity, may be subject to a vesting schedule and other terms and conditions, including a payment schedule, as determined by the Board of Directors in its sole discretion.

Since December of 2022, the Graffice Employment Agreement has renewed automatically for successive 12-month periods.

Benjamin Lee

Mr. Lee, the Company and Newco entered into an employment agreement, effective March 21, 2022 (the “Lee Employment Agreement”). Under the terms of the Lee Employment Agreement, Mr. Lee serves as the Chief Financial Officer of the Company. The Lee Employment Agreement terminates on March 21, 2025, unless earlier terminated; however, the term will automatically renew for successive 12-month periods unless either party provides 90 days’ written notice of non-renewal. Under the terms of the Lee Employment Agreement, Mr. Lee will receive an annual base salary of $350,000. The Company will periodically review Mr. Lee’s annual base salary and implement an increase (but no decrease), if any, as the Company shall determine in its sole discretion as reasonable and appropriate. Under the Lee Employment Agreement, Mr. Lee is eligible to receive an annual bonus. The target for Mr. Lee’s annual bonus for each calendar year is 40% of Mr. Lee’s annual base salary. Each annual bonus is payable based on the Company’s achievement of commercially reasonable key performance indicators determined by the Company in writing. Mr. Lee’s annual bonus will be paid in cash, an equity award under the Company’s long-term incentive plan, or a combination thereof, determined in the sole discretion of the Company. The Lee Employment Agreement also provides Mr. Lee a grant of restricted stock units for a number of shares of Common Stock of the Company equal to $600,000 divided by the average closing price of the Company’s Common Stock for the five trading days preceding, but not including, Mr. Lee’s start date, with one-third of the grant vesting each year.

Mr. Lee’s 2023 compensation includes a grant of 5,813 RSUs, which would have vested in three equal annual installments beginning on January 24, 2024, but expired unvested upon Mr. Lee’s resignation on December 22, 2023. This RSU grant also was subject to shareholder approval to increase the number of shares available for issuance under the Company’s Amended 2020 Omnibus Incentive Plan.

Severance Benefits

The employment agreements of Messrs. Crawford and Lee and Mmes. Charnes and Graffice provide for payment of severance benefits in the event that the employee is terminated by the Company without cause or by the employee with good reason.

In the event that an employee is terminated for any reason, the employee will receive a lump-sum payment equal to the amount of earned and unpaid base salary through the termination date and any unreimbursed business and entertainment expenses that are reimbursable through the termination date.

In addition:

●	Mr. Crawford. In the event of (i) termination by the Company without cause or (i) by the executive for good reason (other than as described in the next sentence), the Company shall: (i) pay Mr. Crawford a severance payment in the amount of $950,000, less applicable deductions and withholdings, and (ii) subject to Mr. Crawford’s timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) and Mr. Crawford’s copayment of premiums associated with such coverage, reimburse Mr. Crawford, on a monthly basis, for the excess of the premium for himself and his covered dependents over the amount paid by active employees for the same coverage during the period from the termination date through the 12-month anniversary of such date, or such earlier date on which COBRA coverage for Mr. Crawford and his covered dependents terminates in accordance with COBRA. In the event of termination by the executive for good reason because of substantial interference with the day to day operations of the Company by a director of the Company (or such director’s employer or affiliate) that is inconsistent with formal actions taken by the Board or that impairs the executive’s ability to deliver agreed upon results for the Company, the Company shall pay the executive a severance payment in the amount of $950,000, less applicable deductions and withholdings, payable in a single lump-sum payment within 30 days after the date that the release signed by the executive becomes effective and irrevocable.

●	Mr. Lee and Mmes. Charnes and Graffice. In the event of termination by the Company without cause or by the employee for good reason, contingent upon such employee’s signing a release, each of Mr. Lee and Mmes. Charnes and Graffice is entitled to receive salary continuation payments of such person’s then-current annual base salary for 12 months after the termination date.

Retirement Benefits

The Company maintains a tax-qualified defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the “Code”), commonly called a 401(k) plan, for substantially all of its employees. The 401(k) plan is available on the same basis to all employees, including the named executive officers. Each participant in the 401(k) plan can elect to defer, subject to limitations under the Code and Employee Retirement Income Security Act. The Company will match 100% of an employee contribution up to 3% of salary, and an additional 50% matching contribution up to an additional 2% resulting in a maximum potential contribution of 4%.

Hall of Fame Resort & Entertainment Company Amended 2020 Omnibus Incentive Plan

Our executive officers and directors are eligible to receive grants of equity incentive awards under the Hall of Fame Resort & Entertainment Company Amended 2020 Omnibus Incentive Plan.

Hall of Fame Resort & Entertainment Company 2023 Inducement Plan

On January 24, 2023 (the “Effective Date of the Inducement Plan”), the Company’s Board of Directors, following approval and recommendation of the Company’s Compensation Committee, adopted the Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the issuance of equity incentive awards, such as restricted stock units and restricted stock, as an inducement to accept employment with the Company in order to attract and retain qualified personnel and align their interests with those of the Company’s stockholders in compliance with Nasdaq Listing Rule 5635(c)(4). Under the Inducement Plan, the aggregate number of shares of Common Stock which may be issued or transferred pursuant to awards covered by the Inducement Plan (including Existing Inducement Awards) is 110,000. “Existing Inducement Award” means a restricted stock unit award granted prior to the Effective Date of the Inducement Plan under Nasdaq Listing Rule 5635(c)(4) not pursuant to any plan of the Company that the award recipient and the Company have agreed to make subject to the terms and conditions of, and governed by, the Inducement Plan, as if granted under the Inducement Plan.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth specific information with respect to unexercised options, unvested Common Stock and other unvested equity incentive plan awards outstanding as of December 31, 2023, for the named executive officers of the Company.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(1)
Michael Crawford	—	—	13,556	(2)	44,057
Tara Charnes	—	—	9,346	(3)	30,375
Anne Graffice	—	—	4,673	(4)	15,187

(1)	The market value of unvested equity awards as of December 31, 2023 is calculated based on the closing share price on December 29, 2023, of $3.25, which is the last trading day of 2023.
(2)	See the Employment Agreements section above for the performance share unit award for the performance period beginning January 1, 2023 and ending January 1, 2024.
(3)	On January 24, 2023, Ms. Charnes received a grant of 7,751 restricted stock units under the Plan which are scheduled to vest annually in three equal increments on January 24, 2024, 2025 and 2026.
(4)	On January 24, 2023, Ms. Graffice received a grant of 3,875 restricted stock units under the Plan which are scheduled to vest annually in three equal installments on January 24, 2024, 2025 and 2026.

Director Compensation

The Company maintains a Board of Directors’ compensation program that is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align their interests with those of our stockholders.

The director compensation program provided the following compensation for independent, non-employee directors for 2023:

●	An annual retainer (the “Annual Retainer”) of $40,000, a supplemental $7,500 annual retainer for the Audit Committee Chair, a supplemental $5,000 annual retainer for each of the Compensation Committee Chair and the Nominating and Corporate Governance Committee Chair, and a supplemental $5,000 annual retainer for the Lead Independent Director;

●	Meeting attendance fees (the “Meeting Attendance Fees”) consisted of (i) $1,500 per in-person meeting attended and (ii) $500 per telephonic meeting attended;

●	A grant of restricted stock units under the Plan with a dollar value of $75,000, with such number of shares to be determined by the average closing price of the Company’s Common Stock for the five trading days preceding, but not including, the date of grant of such RSU award that vest one year from the date of grant; and

●	Additional compensation for ad hoc services on a case-by-case basis.

The 2023 Annual Retainer and Meeting Attendance Fees were paid in equal installments, in arrears, as soon as practicable after the last business day of each calendar quarter, beginning with the first quarter through the third quarter of 2023. As of April 15, 2024, Meeting Attendance Fees for the fourth quarter of 2023 remain unpaid to the independent, non-employee directors. The Annual Retainer and Meeting Attendance Fees are paid, at the election of each independent director, either (i) 100% in cash or (ii) 50% in cash and 50% in equity of the Company, with such equity valued as of the last business day of the respective calendar quarter, subject to availability of shares under the Company’s Amended 2020 Omnibus Incentive Plan.

The following table sets forth all of the compensation awarded to or earned by or paid to our independent directors during 2023. Our directors who are not independent do not receive compensation for serving on our Board of Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Total ($)
Marcus LaMarr Allen	18,000	109,158	127,158
Jerome Bettis	8,916	54,792	63,708
Anthony J. Buzzelli	24,312	117,465	141,777
David Dennis	20,000	111,717	131,717
James J. Dolan (2)	6,500	39,128	45,628
Karl L. Holz	24,875	117,855	142,730
Mary Owen	19,375	110,792	130,167
Kimberly K. Schaefer	26,500	119,362	145,862

(1)	Amounts reported represent the aggregate grant date fair value, computed in accordance with ASC Topic 718, of: (i) restricted stock unit awards granted to our independent directors during 2023, and (ii) restricted stock grants to our independent directors during 2023 for up to 50% of the Annual Retainer and Meeting Attendance Fees. The grant date fair value of restricted stock units and restricted stock is based on the market value of the underlying stock on the date of grant.
(2)	Mr. Dolan deemed an independent director, effective July 5, 2023.

Name	Restricted Stock Units Outstanding at Fiscal Year End
Marcus LaMarr Allen	5,813
Jerome Bettis	5,664
Anthony J. Buzzelli	5,813
David Dennis	5,813
James J. Dolan	3,462
Karl L. Holz	5,813
Mary Owen	5,813
Kimberly K. Schaefer	5,813

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Common Stock as of April 15, 2024:

●	each person known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company;

●	each of the Company’s executive officers and directors; and

●	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. The information below is based upon the Schedules 13D, Forms 3 and Forms 4 filed by certain of the parties below. The table does not include unvested restricted stock units issued by the Company unless they vest within 60 days after April 15, 2024, since such units do not carry voting or investment power.

The beneficial ownership percentages set forth in the table below are based on approximately 6,506,987 shares of Common Stock issued and outstanding as of April 15, 2024.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

	Beneficial Ownership
Name and Address of Beneficial Owner(1)	Number of Shares		Percentage
Directors and Officers
Marcus LaMarr Allen	10,705		*
Jerome Bettis	7,011		*
Anthony J. Buzzelli	17,666		*
Tara Charnes	11,490	(2)	*
Michael Crawford	89,592		1.4%
David Dennis	15,781		*
James J. Dolan	205,347	(3)	3.1%
Lisa Gould	3,180	(4)	*
Anne Graffice	7,309		*
Karl L. Holz	16,967	(5)	*
Benjamin Lee(**)	7,663		*
Stuart Lichter	11,500,009	(6)	69.6%
Mary Owen	14,782		*
Kimberly K. Schaefer	19,804	(7)	*
John Van Buiten	1,064		**
All current directors and executive officers as a group (14 individuals)	11,912,632		71.5%

Greater than 5% Stockholders
HOF Village, LLC	840,168	(8)(9)	12.6%
CH Capital Lending, LLC	9,836,691	(10)	63.1%
IRG Canton Village Member, LLC	840,168	(11)	12.6%
IRG Canton Village Manager, LLC	840,168	(11)	12.6%
IRG, LLC	421,398	(12)	6.1%

*	Less than 1%.

**	Mr. Lee resigned from the office of Chief Financial Officer, effective December 22, 2023.

(1)	Unless otherwise noted, the business address of each of those listed in the table is 2014 Champions Gateway, Canton, OH 44708.

(2)

Ms. Charnes beneficially owns 554 shares of Common Stock issuable upon the exercise of 12,214 Series B warrants she holds with an exercise price of $30.81 per share. The Series B warrants are exercisable within 60 days. For purposes of calculating her percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable to Ms. Charnes upon the exercise of the Series B warrants.

(3)	Mr. Dolan beneficially owns (i) 985,408 Series A warrants to purchase 63,635 shares of Common Stock at an exercise price of $253.11 per share, and (ii) 2,726 shares of Common Stock issuable upon the exercise of 60,000 Series B warrants he holds with an exercise price of $30.81 per share. Mr. Dolan may also be deemed to beneficially own (a) 43,291 shares of Common Stock held by Royston Road Trust, Patricia D. Dolan, the spouse of Mr. Dolan, as Trustee, (b) 909 shares of Common Stock held by Patricia D. Dolan, (c) 29,814 shares of Common Stock issuable upon the exercise of 461,686 Series A warrants held by Royston Road Trust with an exercise price of $253.11 per share, (d) 16,037 shares of Common Stock issuable upon the exercise of 248,338 Series A warrants held by XAMOC, LLC with an exercise price of $253.11 per share, (e) 28,674 shares of Common Stock issuable upon the exercise of 444,029 Series A warrants held by Optical Lending, LLC with an exercise price of $253.11 per share, and (f) 3,292 shares of Common Stock issuable to Gordon Point Management, LLC upon the conversion of a $500,000 convertible note of the Company with a conversion rate of 6.5849 shares of Common Stock per $1,000 principal amount. These instruments are exercisable or convertible within 60 days. For purposes of calculating his percentage ownership, the shares outstanding of the Company include the shares issuable to Gordon Pointe Management, LLC upon the conversion of the convertible notes, the shares issuable to Royston Road Trust upon exercise of the Series A warrants, the shares issuable to XAMOC, LLC upon exercise of the Series A warrants, and the shares issuable to Optical Lending, LLC upon exercise of the Series A warrants.

(4)	Ms. Gould beneficially owns 318 shares of Common Stock issuable upon the exercise of 7,000 Series B warrants she holds with an exercise price of $30.81 per share. The Series B warrants are exercisable within 60 days. For purposes of calculating her percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable to Ms. Gould upon the exercise of the Series B warrants.

(5)	Mr. Holz beneficially owns 113 shares of Common Stock issuable upon the exercise of 2,500 warrants he holds with an exercise price of $30.81 per share. The warrants are exercisable within 60 days. For purposes of calculating his percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable to Mr. Holz upon the exercise of the warrants.

(6)

Mr. Lichter beneficially owns 4,543 shares of Common Stock issuable upon the exercise of 100,000 Series B warrants he holds with an exercise price of $30.81 per share. The Series B warrants are exercisable within 60 days. Mr. Lichter may be deemed to beneficially own (a) 751,168 shares of Common Stock through his indirect ownership of membership interests in CH Capital Lending, LLC, (b) 15,950 shares of Common Stock through his indirect ownership of membership interests in IRG, LLC, (c) 5,681 shares of Common Stock through his beneficial ownership of membership interests in Midwest Lender Fund, LLC, (d) 455,867 shares of Common Stock issuable to CH Capital Lending, LLC upon the exercise of Series C warrants with an exercise price of $12.77 per share, (e) 111,321 shares of Common Stock issuable to CH Capital Lending, LLC upon the exercise of Series D warrants with an exercise price of $12.77 per share, (f) 45,419 shares of Common Stock issuable to CH Capital Lending, LLC upon the exercise of Series E warrants with an exercise price of $12.77 per share, (g) 454,407 shares of Common Stock issuable to CH Capital Lending, LLC upon conversion of 15,000 shares of Series C Preferred Stock with a conversion price of $33.01 per share, (h) 4,075,327 shares of Common Stock issuable to CH Capital Lending, LLC upon conversion of a term loan with a principal balance of $14,834,192 as of 4/1/2024 with a conversion price of $3.64 per share, (i) 2,917,193 shares of Common Stock issuable to CH Capital Lending, LLC upon conversion of a term loan with a principal balance of $10,618,585 as of 4/1/2024 with a conversion price of $3.64 per share, (j) 940,156 shares of Common Stock issuable to CH Capital Lending, LLC upon conversion of a bridge loan with a principal balance of $12,005,793 as of 4/1/2024 with a conversion price of $12.77 per share, (k) 382,739 shares of Common Stock issuable to IRG, LLC upon the conversion of a promissory note with a principal balance of $4,887,580 as of 4/1/2024 with a conversion price of $12.77 per share, (l) 22,709 shares of Common Stock issuable to IRG, LLC upon the exercise of Series E warrants with an exercise price of $12.77 per share, (m) 5,677 shares of Common Stock issuable to Midwest Lender Fund, LLC upon the exercise of Series G warrants with an exercise price of $12.77 per share, (n) 85,833 shares of Common Stock issuable to CH Capital Lending, LLC upon conversion of a convertible note with a principal balance of $13,034,856 as of 4/1/2024 with a conversion rate of 6.5849 shares of Common Stock per $1,000 principal amount, (o) 18,521 shares of Common Stock through his indirect control over American Capital Center, LLC, and (p) 358,240 shares of Common Stock issuable to Midwest Lender Fund, LLC upon conversion of a convertible note with a principal balance of $4,574,733 as of 4/1/2024 and with a conversion price of $12.77 per share. The convertible notes, the Series C Preferred Stock, the term loans and the bridge loan are convertible, and the warrants are exercisable within 60 days. Mr. Lichter may also be deemed to beneficially own 683,083 shares of Common Stock through his indirect ownership interest in IRG Canton Village Member, LLC, which in turn owns approximately a 76.8% interest in HOF Village, LLC. HOF Village, LLC owns 683,083 shares of Common Stock. He may also be deemed to beneficially own 157,086 shares of Common Stock issuable upon the exercise of 2,432,500 Series A warrants held by HOF Village, LLC with an exercise price of $253.11 per share. The Series A warrants are exercisable within 60 days. Mr. Lichter disclaims beneficial ownership of all shares held by IRG Canton Village Member, LLC, CH Capital Lending, LLC, IRG, LLC, Midwest Lender Fund, LLC, American Capital Center, LLC, and IRG Canton Village Manager, LLC, except to the extent of any actual pecuniary interest. For purposes of calculating his percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable upon the Series B warrants to Mr. Lichter, upon the Series C, Series D and Series E warrants to CH Capital Lending, LLC, upon the Series C Preferred Stock to CH Capital Lending, LLC, upon the term loans to CH Capital Lending, LLC, upon the bridge loan to CH Capital Lending, LLC, upon the Series G warrants to Midwest Lender Fund, LLC, upon the Series A warrants to HOF Village, LLC, upon the convertible note to CH Capital Lending, LLC, upon the convertible note to IRG, LLC, and upon the Series G warrants to Midwest Lender Fund, LLC.

(7)	Ms. Schaefer beneficially owns 1,250 shares of Common Stock issuable upon the exercise of 27,500 warrants she holds with an exercise price of $30.81 per share. The warrants are exercisable within 60 days. For purposes of calculating her percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable to Ms. Schaefer upon the exercise of the warrants.

(8)	HOF Village, LLC beneficially owns 683,083 shares of Common Stock. It also beneficially owns 157,085 shares of Common Stock issuable upon the exercise of 2,432,500 warrants held by HOF Village, LLC with an exercise price of $253.11 per share. The warrants are exercisable within 60 days. For purposes of calculating its percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable to HOF Village, LLC upon the exercise of the warrants.

(9)	HOF Village, LLC, National Football Museum, Inc. d/b/a Pro Football Hall of Fame and Gordon Pointe Management, LLC are parties to a director nominating agreement. See the discussion under “Certain Relationships and Related Party Transactions – Director Nominating Agreement” in this Form 10-K/A. As a result of these relationships, these persons may be deemed to be a group for purposes of Section 13(d) of the Exchange Act and therefore may be deemed to beneficially own 850,348 shares of Common Stock (exclusive of warrants and convertible notes), or approximately 13.1% of the Common Stock outstanding. Taking into account the warrants and convertible notes, they may be deemed to collectively beneficially own 1,010,725 shares of Common Stock, or 15.2% of the Common Stock outstanding after the exercise of the warrants and the conversion of the convertible notes.

(10)

CH Capital Lending, LLC beneficially owns (a) 751,168 shares of Common Stock, (b) 85,833 shares of Common Stock issuable to it upon the conversion of a convertible note with a principal balance of $13,034,856 as of 4/1/2024 with a conversion rate of 6.5849 shares of Common Stock per $1,000 principal amount, (c) 455,867 shares of Common Stock issuable upon the exercise of Series C warrants with an exercise price of $12.77 per share, (d) 111,321 shares of Common Stock issuable upon the exercise of Series D warrants with an exercise price of $12.77 per share, (e) 45,419 shares of Common Stock issuable upon the exercise of Series E warrants with an exercise price of $12.77 per share, (f) 454,407 shares of Common Stock issuable upon conversion of 15,000 shares of Series C Preferred Stock with a conversion price of $33.01 per share, (g) 4,075,327 shares of Common Stock issuable upon conversion of a term loan with a principal balance of $14,834,192 as of 4/1/2024 with a conversion price of $3.64 per share, and (h) 2,917,193 shares of Common Stock issuable upon conversion of a term loan with a principal balance of $10,618,585 as of 4/1/2024 with a conversion price of $3.64 per share, and (i) 940,156 shares of common stock issuable upon conversion of a  bridge loan with a principal balance of $12,005,793 as of 4/1/2024 with a conversion price of $12.77 per share. The convertible note, the Series C Preferred Stock, the term loans and the bridge loan are convertible and the warrants are exercisable within 60 days. For purposes of calculating its percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable upon the exercise of the warrants and the conversion of the convertible note, the Series C Preferred Stock, the term loan, and the bridge loan. The business address of CH Capital Lending, LLC is 11111 Santa Monica Boulevard, Suite 800, Los Angeles, CA 90025.

(11)

Each of IRG Canton Village Member, LLC and IRG Canton Village Manager, LLC may be deemed to beneficially own 683,083 shares of Common Stock held by HOF Village, LLC through the former’s indirect (approximately 74.9%) ownership interest therein and the latter’s role as manager of it. For similar reasons, each may also be deemed to beneficially own 223,271 shares of Common Stock issuable upon the exercise of 2,432,500 Series A warrants held by HOF Village, LLC with an exercise price of $253.11 per share. The warrants are exercisable within 60 days. Each of IRG Canton Village Member, LLC and IRG Canton Village Manager, LLC disclaims beneficial ownership of all shares held by HOF Village, LLC, except to the extent of any actual pecuniary interest. For purposes of calculating their percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable upon the exercise of the warrants. The business address of IRG Canton Village Member, LLC and IRG Canton Village Manager, LLC is 11111 Santa Monica Boulevard, Suite 800, Los Angeles, CA 90025.

(12)

IRG, LLC beneficially owns (a) 15,950 shares of Common Stock, (b) 382,739 shares of Common Stock issuable upon the conversion of a promissory note with a principal balance of $4,887,580 as of 4/1/2024 and with a conversion price of $12.77 per share, and (c) 22,709 shares of Common Stock issuable upon the exercise of Series E warrants with an exercise price of $12.77 per share. The convertible note and the warrants are exercisable within 60 days. For purposes of calculating its percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable upon the exercise of the warrants and the conversion of the convertible note. The business address of IRG, LLC is 11111 Santa Monica Boulevard, Suite 800, Los Angeles, CA 90025.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officers, and persons owning more than 10% of any class of a company’s equity securities registered under Section 12 of the Exchange Act to file reports on a timely basis on the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of such equity securities with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish those companies copies of all Section 16(a) forms they file.

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis during the year ended December 31, 2023, except that each of Mr. Dolan and Ms. Charnes did not timely report one transaction on one Form 4. Mr. Lichter did not timely report six transactions on Form 4 that were attributable to various loan amendments. All of the transactions were subsequently reported.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Person Transaction Policy

The Company’s Board of Directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

●	any person who is, or at any time during the applicable period was, one of the Company’s executive officers or a member of the Board of Directors;

●	any person who is known by the Company to be the beneficial owner of more than five percent (5%) of our voting stock;

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than five percent (5%) of our voting stock; and

●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

In addition, we have in place policies and procedures designed to minimize potential conflicts of interest arising from any dealings the Company may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to the Audit Committee charter, the Audit Committee has the responsibility to review related person transactions.

The disclosure below covers related party transactions that have occurred or are continuing since January 1, 2021.

Director Nominating Agreement

Upon the closing of the Business Combination, the Company, HOF Village, the Sponsor and PFHOF entered into a Director Nominating Agreement (the “Director Nominating Agreement”), which provides that the Company shall take all necessary action to set the size of its Board of Directors at 11 members, a majority of whom shall be independent directors in accordance with Nasdaq requirements. Pursuant to the Company’s amended and restated certificate of incorporation as currently in effect, the Company’s Board of Directors is made up of three classes: Class A Directors who shall serve for an initial one-year term, Class B Directors who shall serve for an initial two-year term, and Class C Directors who shall serve for an initial three-year term. Following such initial term, each of the Class A, Class B and Class C Directors shall serve for a three-year term. The Director Nominating Agreement set forth the directors who were to serve as of the Business Combination and specified the respective classes of each director.

Pursuant to the Director Nominating Agreement and its current voting power, the Sponsor no longer has the right to designate a person to serve on the Board, HOF Village has the right to designate four designees to serve on the Board, and PFHOF has the right to designate one designee to serve on the Board. The shares of Common Stock owned by the Sponsor decreased due to the redemption of certain member interests in the Sponsor, the recipients of which remain bound by the same lock-up agreement applicable to the Sponsor.

HOF Village and PFHOF may each designate one individual to serve as a Company Board of Directors non-voting observer (in the case of HOF Village, so long as HOF Village beneficially owns at least 15% of the total number of shares of the Company’s Common Stock held by it as of the Business Combination Effective Time and, in the case of PFHOF, so long as PFHOF beneficially owns at least 85% of the total number of shares of the Company’s Common Stock held by it as of the Business Combination Effective Time). The parties to the Director Nominating Agreement agreed to take certain actions to support those nominees for election and include the nominees in the proxy statements for the stockholders’ meetings at which directors are to be elected.

Related Person Transactions with PFHOF

PFHOF is a distinct entity from us but serves as a significant stockholder and aligned partner. While PFHOF currently beneficially owns approximately 4.4% of the Company’s outstanding Common Stock, the Company is neither a subsidiary of nor controlled by PFHOF. The Pro Football Hall of Fame, which is owned and operated by PFHOF and not the Company, is a 501(c)(3) not-for-profit educational institution that focuses on the education, promotion, preservation and honoring of the individuals and moments that shaped professional football’s history. In addition to the Director Nominating Agreement described above, we have entered into multiple additional ongoing agreements with PFHOF and occasionally enter into additional transactions. PFHOF is a related person because it was a security holder covered by item 403(b) of Regulation S-K at the time of transactions to which it is a party described below.

Global License Agreement with PFHOF

Effective April 8, 2022, the Company and PFHOF entered into a Global License Agreement. The Global License Agreement consolidates and replaces the previous First Amended and Restated License Agreement, the Amended and Restated Media License Agreement, and the Branding Agreement. The Global License Agreement sets forth the terms under which PFHOF licenses certain marks and works to the Company and its affiliates to exploit existing PFHOF works and to create new works. The Global License Agreement grants the Company and its affiliates an exclusive right and license to use the PFHOF marks in conjunction with theme-based entertainment and attractions within the City of Canton, Ohio; youth sports programs, subject to certain exclusions; e-gaming and video games; and sports betting. The Global License Agreement also grants the Company and its affiliates a non-exclusive license to use the PFHOF marks and works in other areas of use, with a right of first refusal, subject to specified exclusions. The Global License Agreement acknowledges the existence of agreements in effect between PFHOF and certain third parties that provide for certain restrictions on the rights of PFHOF, which affects the rights that can be granted to the Company and its affiliates. These restrictions include, but are not limited to, such third parties having co-exclusive rights to exploit content based on the PFHOF enshrinement ceremonies and other enshrinement events. The Global License Agreement requires the Company to pay PFHOF an annual license fee of $900,000 in the first contract year, inclusive of calendar years 2021 and 2022; an annual license fee of $600,000 in each of contract years three through six; and an annual license fee of $750,000 per year starting in contract year seven through the end of the initial term. The Global License Agreement also provides for an additional license royalty payment by the Company for certain usage above specified financial thresholds, as well as a commitment to support PFHOF museum attendance through the Company’s and its affiliates’ ticket sales for certain concerts and youth sports tournaments. Effective September 13, 2023, the Company and PFHOF entered into an Amendment to the Global License Agreement, which modified the structure of the ticket sales component to focus on event profitability, with PFHOF receiving a portion of net profits realized from certain covered events at the Tom Benson Hall of Fame Stadium with caps tied to ticket sales. The Global License Agreement has an initial term through December 31, 2036, subject to automatic renewal for successive five-year terms, unless timely notice of non-renewal is provided by either party. The Company is in discussions with PFHOF regarding potential modifications to the Global License Agreement to help ensure alignment between usage and fees.

Retail Merchandise Agreement

The HOF Village Newco, LLC (“Newco”), as assignee of HOF Village, and PFHOF are parties to a Retail Merchandise Agreement that was entered into in December 2018. Under the Retail Merchandise Agreement, PFHOF agrees to operate onsite retail services at certain locations within the Hall of Fame Village complex, subject to certain performance targets and product requirements. In exchange for these services, Newco will pay PFHOF recurring royalty payments on a monthly basis representing a certain percentage of gross sales. The Retail Merchandise Agreement was approved by unanimous consent of HOF Village’s Board of Directors prior to the Business Combination, when HOF Village assigned the agreement to Newco. The Retail Merchandise Agreement was amended and restated on June 30, 2020, prior to the closing of the Business Combination.

2020 Shared Services Agreement

On June 30, 2020, the Company entered into a Shared Services Agreement with PFHOF, which we refer to as the 2020 Shared Services Agreement. Under the agreement, PFHOF and the Company mutually reduced certain outstanding amounts owed between the parties, with PFHOF forgiving $5.15 million owed by the Company and the Company forgiving $1.2 million owed by PFHOF, which effectively resulted in no outstanding amounts owed between the parties as of March 31, 2020. Additionally, the parties agreed to coordinate with each other on certain business services and expenses. The 2020 Shared Services Agreement was approved by unanimous consent of The Company’s Board of Directors prior to the Business Combination. The 2020 Shared Services Agreement has an initial term of one year, subject to automatic renewal for successive one-year terms; however, it may be terminated by either party upon 90 days’ written notice, by mutual agreement, or by either party for failure by the other party to timely pay expenses. The Company assigned the 2020 Shared Services Agreement to Newco in connection with the Business Combination.

2021 Shared Services Agreement

On March 9, 2021, the Company entered into an additional Shared Services Agreement with PFHOF, which supplements the existing 2020 Shared Services Agreement by, among other things, providing for the sharing of costs for activities relating to shared services (the “2021 Shared Services Agreement”), including 50% of the cost of compensation of a PFHOF representative. The total annual compensation of such PFHOF representative is approximately $250,000. The 2021 Shared Services Agreement was approved by unanimous consent of the Company’s Board of Directors. The 2021 Shared Services Agreement has an initial term of three years, subject to automatic renewal for successive one-year terms; however, it may be terminated by either party upon 90 days’ written notice, by mutual agreement, or by either party for failure by the other party to timely pay expenses.

Agreement to Provide Insurance

Newco, as assignee of HOF Village, and its wholly owned subsidiary HOF Village Stadium, LLC are parties to an Agreement to Provide Insurance with PFHOF (a HOF Village member and affiliate of then director and officer of HOF Village, David Baker) dated March 2016. Under the agreement, HOF Village Stadium, LLC is required to carry and maintain certain insurance coverage in connection with various agreements related to the development of the Hall of Fame Village project, and Newco, as assignee of HOF Village, has guaranteed the performance of HOF Village Stadium, LLC under the agreement. Such insurance coverage must name PFHOF as an additional insured or loss payee on each policy.

Purchase of Real Property from PFHOF

On February 3, 2021, the Company purchased for $1.75 million certain parcels of real property from PFHOF located at the site of the Hall of Fame Village. In connection with the purchase, the Company granted certain easements to PFHOF to ensure accessibility to the PFHOF museum.

Sale of Mini-Field Real Estate to PFHOF

On May 2023, the Company negotiated a Real Estate Purchase Agreement whereby the Company sold, assigned and conveyed to PFHOF the mini-field parcel for the purchase price of $250,000. The Company received a release of the existing mortgage on the property from ErieBank. The Company paid transfer tax, conveyance fees, costs of clearing title and recordation. PFHOF paid the costs of recording the deed, costs of issuance of title commitment and insurance, costs of the ALTA survey and costs of any inspections. The Company and PFHOF split, 50/50, the escrow fees and settlement statement preparation fees with the Company. While the purchase price was below market value, PFHOF agreed to provide other forms of consideration that inured to the benefit of the Company.

Related Person Transactions with IRG

Industrial Realty Group, LLC (“IRG”), together with its subsidiaries and affiliates, including CH Capital Lending, LLC, IRG, LLC, and Midwest Lender Fund, LLC and Stuart Lichter, our director, is a significant stockholder and aligned partner. IRG is a nationwide real estate development and investment firm specializing in the acquisition, development and management of commercial and industrial real estate throughout the United States. Our director, Stuart Lichter, is President and Chairman of the Board of IRG. We have entered into certain ongoing agreements with IRG and/or its affiliates and benefit from financial support provided by IRG and/or its affiliates. IRG is a related person because it is a security holder covered by item 403(a) of Regulation S-K.

Master Development and Project Management Agreement

On June 30, 2020, HOF Village, IRG Member and IRG Manager entered into a Master Development and Project Management Agreement. The Master Development and Project Management Agreement was entered into as a standalone agreement to govern the master developer and project management services arrangement that was previously provided for in the operating agreement of HOF Village. Pursuant to the Master Development and Project Management Agreement, IRG Manager serves as the master developer for the Hall of Fame Village project and IRG Member serves as the project manager for the Hall of Fame Village project. Under the agreement, IRG Manager will receive a master developer fee of 4% of the total development costs of the project, and IRG Member will receive a project management fee, which will not exceed 5% of the gross receipts from the project. The terms of the Master Development and Project Management Agreement remained materially similar to the prior arrangement documented in the operating agreement of HOF Village, which previously had been unanimously approved by the members of HOF Village prior to the Business Combination. HOF Village assigned the Master Development and Project Management Agreement to Newco in connection with the Business Combination.

General Services Agreement

On November 15, 2021, the Company entered into the General Services Agreement with IRG Realty Advisors, LLC (“IRG Realty Advisors”), which is an affiliate of our director Stuart Lichter. Under the General Services Agreement, IRG Realty Advisors provides certain corporate support services to the Company at various hourly rates, including accounts payable services, property accounting services, and information technology support. IRG Realty Advisors invoices the Company quarterly for the cost of services under the General Services Agreement. The Company may terminate the General Services Agreement upon ten days written notice to IRG Realty Advisors.

2020 Term Loan Agreement

Effective November 7, 2022, the Company and its subsidiaries Newco and HOF Village Youth Fields, LLC (“Youth Fields” and, collectively with the Company and Newco, “2020 Term Loan Borrower”) entered into (1) Amendment No. 8 to Term Loan Agreement (“Amendment Number 8”) with CH Capital Lending, LLC, as administrative agent and lender, which amends that certain term loan agreement dated as of December 1, 2020 (as amended, the “2020 Term Loan Agreement” and the loan thereunder, the “Term Loan”), and (2) the $8,786,701 Second Amended and Restated Secured Cognovit Promissory Note thereunder (the “Term Loan Note” and, collectively with Amendment Number 8, the “Term Loan Amendment”). Under the Term Loan Amendment: (i) HOF Village Stadium, LLC (“Stadium”), a subsidiary of the Company, has been released from its obligations under the 2020 Term Loan Agreement; (ii) the Term Loan interest rate increased from 12% to 12.5%, of which 8% per annum is payable monthly and 4.5% per annum accumulates and is payable on the maturity date; (iii) the price at which the principal and accumulated and unpaid interest under the Term Loan is convertible into shares of Common Stock is reset to $12.77 per share of Common Stock (giving effect to the Reverse Stock Split), subject to adjustment, including a weighted-average antidilution adjustment; (iv) the Company issued to CH Capital Lending, LLC an additional 21,180 restricted shares of Common Stock (giving effect to the Reverse Stock Split) on or about December 22, 2022; (v) the Company agreed to amend and restate, effective November 7, 2022, the Series E Common Stock Purchase Warrant (Certificate No. Series E No. W-1) issued by the Company to CH Capital Lending, LLC on or about March 1, 2022 (as amended, the “Term Loan Warrant”), as describe below; (vi) the Company was given an option to extend the maturity date form March 31, 2024 to March 31, 2025 upon payment to CHCL of an extension fee equal to one percent (1%) of the outstanding principal balance of the Term Loan; and (vii) the obligations under the 2020 Term Loan Agreement are cross-collateralized with the obligations under the Amended Bridge Loan Note, the Amended IRG Note, the Amended Second JKP Note, the Backup First JKP Note and the Backup MLF Note (as such terms are defined below).

As amended, the Term Loan Warrant has an exercise price of $12.77 per share of Common Stock, subject to adjustment, including a weighted-average antidilution adjustment. The exercise price is subject to a weighted-average antidilution adjustment. The number of shares of Common Stock issuable upon exercise of the Term Loan Warrant is 45,419 shares of Common Stock. The Term Loan Warrant may be exercised from and after April 18, 2023, subject to certain terms and conditions set forth in the Term Loan Warrant. Any unexercised portion of the Term Loan Warrant will expire on March 1, 2029.

On December 8, 2023, the 2020 Term Loan Borrower entered into Amendment Number 9 to Term Loan Agreement (“Amendment Number 9”) with CH Capital Lending, LLC (“Lender”), an affiliate of our director Stuart Lichter. Amendment Number 9 was entered to (i) amend the collateral, restate applicable definitions, and acknowledge the First A&R Promissory Note is permitted indebtedness and lender waived the required prepayment percentage as related to permitted indebtedness; (ii) increase the principal amount of the loan from $9,539,153.54 to $14,139,153.54, resulting in an increase of $4,600,000, to reflect the Lender loaning 2020 Term Loan Borrower an additional $4,600,000; and (iii) to use commercially reasonable efforts to provide Lender with a junior mortgage on all real property, whether leasehold or fee simple, owned or held by 2020 Term Loan Borrowers subject to any requisite consent from other lenders and/or landlords.

On December 8, 2023, the 2020 Term Loan Borrower entered into a First Amendment to Second Amended and Restated Secured Cognovit Promissory Note (“First Amendment to Second A&R Secured Cognovit Promissory Note”) with CH Capital Lending, LLC (“Lender”), an affiliate of our director Stuart Lichter. The First Amendment to Second A&R Secured Cognovit Promissory Note was entered to (i) increase the principal amount of the loan from $9,539,153.54, outstanding as of November 30, 2023, to $14,139,153.54, resulting in an increase of $4,600,000, to reflect the Lender loaning 2020 Term Loan Borrower an additional $4,600,000; and (ii) reset the price at which the loan is convertible into share of Common Stock to a conversion price equal to $3.64.

On January 11, 2024, the Company amended its 2020 Term Loan Agreement with CH Capital Lending, LLC pursuant to Amendment Number 10 to Term Loan Agreement in order to reflect the repayment of a portion of principal out of the proceeds from the sale of the Sports Complex business. The Promissory Note was amended to reflect the change to the outstanding principal balance.

On January 17, 2024, the Company amended its 2020 Term Loan Agreement with CH Capital Lending, LLC pursuant to Amendment Number 11 to Term Loan Agreement to document a $2,200,000 advance to 2020 Term Loan Borrower resulting in an increase of the principal amount of the loan to $12,751,934. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

On February 1, 2024, the Company amended its 2020 Term Loan Agreement with CH Capital Lending, LLC pursuant to Amendment Number 12 to Term Loan Agreement to document an $800,000 advance to 2020 Term Loan Borrower resulting in an increase of the principal amount of the loan to $13,690,442. To the extent monetary references in prior amendments to the underlying Note and Loan Agreement are inconsistent with monetary references in this amendment, 2020 Term Loan Borrower and Lender agreed such references in prior amendments are the result of minor computational error plus the addition of accrued interest through January 31, 2024. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

On February 28, 2024, the Company amended its 2020 Term Loan Agreement with CH Capital Lending, LLC pursuant to Amendment Number 13 to Term Loan Agreement to document a $726,634 advance to 2020 Term Loan Borrower resulting in an increase of the principal amount of the loan to $14,417,076. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

2022 Term Loan Agreement

HOF Village Retail I, LLC and HOF Village Retail II, LLC (collectively, “Retail”), which are wholly-owned subsidiaries of the Company, and The Huntington National Bank (“HNB”) entered into the Loan Agreement dated September 27, 2022 (the “2022 Term Loan Agreement”), pursuant to which HNB agreed to loan up to Ten Million Dollars ($10,000,000) to Retail for the purpose of financing improvements to two leasehold parcels of real property in Hall of Fame Village.

On September 21, 2023, CH Capital Lending, LLC, an affiliate of our director Stuart Lichter, succeeded to the rights and obligations of HNB under the 2022 Term Loan Agreement pursuant to the Assignment of Note, Security Instrument and Other Loan Documents. Also, on September 21, 2023, the Company and Retail (together, the “2022 Term Loan Borrower”) and CH Capital Lending, LLC entered into the Joinder and First Amendment to 2022 Term Loan Agreement (“First Joinder and Amendment”), pursuant to which (i) the Company becomes a borrower under the 2022 Term Loan Agreement; (ii) the 2022 Term Loan Agreement is amended to provide that 2022 Term Loan Borrower will have the right to use up to Two Million Dollars($2,000,000) of the loan proceeds for the purpose of paying the costs of construction of the Hall of Fame Village Waterpark which will be owned by the Company or its affiliates or subsidiaries (the “Permitted Purpose”); provided, that in the event 2022 Term Loan Borrower desires to use more than Two Million Dollars ($2,000,000) for the Permitted Purpose, 2022 Term Loan Borrower must obtain the written consent of CH Capital Lending, LLC; and (iii) the 2022 Term Loan Agreement is amended to provide that so long as loan proceeds are used solely for the Permitted Purpose, CH Capital Lending, LLC waives conditions to loan funding up to the amount of $2,000,000, with any future waiver of conditions to additional loan funding subject to the written consent of CH Capital Lending, LLC.

On October 6, 2023, the Company and Retail and CH Capital Lending, LLC, an affiliate of our director Stuart Lichter, entered into the Second Amendment to 2022 Term Loan Agreement (“Second Amendment”), pursuant to which (i) no interest or principal shall be due and payable from the effective date through the initial maturity date and all interest that accrues during the deferral period shall accrue at the non-default rate and be added to the outstanding principal balance of the loan; (ii) the 2022 Term Loan Agreement was amended to provide that the 2022 Term Loan Borrower will have the right to use up to Four Million Dollars ($4,000,000) of the loan proceeds for the Permitted Purpose provided, that in the event 2022 Term Loan Borrower desires to use more than Four Million Dollars ($4,000,000) for the Permitted Purpose, 2022 Term Loan Borrower must obtain the written consent of CH Capital Lending, LLC; and (iii) the 2022 Term Loan Agreement was amended to provide that so long as loan proceeds are used solely for the Permitted Purpose, CH Capital Lending, LLC waives conditions to loan funding up to the amount of $4,000,000, with any future waiver of conditions to additional loan funding subject to the written consent of CH Capital Lending, LLC.

On October 16, 2023, the Company and Retail and CH Capital Lending, LLC, an affiliate of our director Stuart Lichter, entered into the Third Amendment to 2022 Term Loan Agreement (“Third Amendment”), pursuant to which the 2022 Term Loan Agreement, which provides for the Company to borrow up to Ten Million Dollars ($10,000,000), is amended to provide that the 2022 Term Loan Borrower will (i) have the right to use up to Six Million Dollars ($6,000,000) of the loan proceeds for the Permitted Purpose; provided, that in the event 2022 Term Loan Borrower desires to use more than $6,000,000 for the Permitted Purpose, 2022 Term Loan Borrower must obtain the written consent of CH Capital Lending, LLC; and (ii) the 2022 Term Loan Agreement is amended to provide that so long as loan proceeds are used solely for the Permitted Purpose, CH Capital Lending, LLC waives conditions to loan funding up to the amount of $6,000,000, with any future waiver of conditions to additional loan funding subject to the written consent of CH Capital Lending, LLC. The effect of the Third Amendment is to permit the Company to draw an additional $2,000,000 under the $10,000,000 2022 Term Loan Agreement for the Permitted Purpose.

On November 21, 2023, the Company and Retail and CH Capital Lending, LLC, an affiliate of our director Stuart Lichter, entered into the Third Amendment to 2022 Term Loan Agreement (“Third Amendment”), pursuant to which the 2022 Term Loan Agreement, which provides for the Company to borrow up to Ten Million Dollars ($10,000,000), is amended to provide that, among other things, the collateral will include the rights of the Company and its affiliates and subsidiaries in and to (a) any judgment obtained by or granted to them against Johnson Controls International PLC and/or its subsidiaries (collectively, “Johnson Controls”), (b) any settlement proceeds received or to be received by them from Johnson Controls, and (c) the proceeds arising out of any of the foregoing (collectively, the “JCI Funds”).

On December 8, 2023, the Company and Retail entered into a First Amended and Restated Promissory Note (“First A&R Promissory Note”) with CH Capital Lending, LLC, an affiliate of our director Stuart Lichter. The First A&R Promissory Note was entered to (i) set the interest rate at 12.5% per annum, compounded monthly, rather than the original variable rate, and PIK interest will continue through the maturity date; (ii) modifies the payment terms and maturity date to state interest is due and payable with the entire outstanding principal balance together with accrued unpaid interest on December 4, 2024 (the “Initial Maturity Date”), and if the borrower elects and qualifies for the Extension Option, the unpaid principal balance and all accrued and unpaid interest or other charges will be due on December 4, 2027 (the “Extended Maturity Date”); and (iii) adds a right to convert the Note into shares of common stock, par value $0.0001 per share (“Common Stock”), of the Company at an initial conversion price equal to $3.64.

On December 8, 2023, the Company and Retail entered into the Fifth Amendment to 2022 Term Loan Agreement (“Fifth Amendment”) with CH Capital Lending, LLC, an affiliate of our director Stuart Lichter. The Fifth Amendment was entered to (i) modify the rate of interest to 12.5% per annum, compounded monthly; (ii) increase the ability of Retail to use the full amount of the loan proceeds, up to $10,000,000, to pay costs of construction of the Hall of Fame Village Waterpark (the “Permitted Purpose”). An effect of the Fifth Amendment is to permit the Company to draw an additional $4,000,000 under the $10,000,000 2022 Term Loan Agreement for the Permitted Purpose.

Amended Bridge Loan Note

Effective November 7, 2022, the Company and its subsidiaries Newco and Youth Fields entered into the $10,504,940.89 principal amount Joinder and First Amended and Restated Secured Cognovit Promissory Note with CH Capital Lending, LLC (as amended, the “Amended Bridge Loan Note”), reflecting a loan from CH Capital Lending, LLC to the Company (the “Bridge Loan”), which amends and restates the Cognovit Promissory Note, dated as of June 16, 2022, in the original principal amount of $10,500,000, executed and delivered by the Company and its subsidiaries Village Retail I, LLC (“HOFV Retail I”) and HOF Village Retail II, LLC (“HOFV Retail II”) to CH Capital Lending, LLC (the “Original Bridge Loan Note”). Under the Amended Bridge Loan Note: (i) HOFV Retail I and HOFV Retail II were released from their obligations under the Original Bridge Loan Note; (ii) the Bridge Loan interest rate increased from 12% to 12.5%, of which 8% per annum is payable monthly and 4.5% per annum accumulates and is payable on the maturity date; (iii) the Company issued to CH Capital Lending, LLC an additional 17,723 restricted shares of Common Stock (giving effect to the Reverse Stock Split) on or about December 22, 2022; (iv) the principal and accrued interest were made convertible into shares of Common Stock at a conversion price of $12.77 per share of Common Stock (giving effect to the Reverse Stock Split), subject to adjustment, including a weighted-average antidilution adjustment; (v) the Company agreed to amend and restate, effective November 7, 2022, the Series C Common Stock Purchase Warrant (Certificate No. No. 2020 W-1) originally issued by the Company to CH Capital Lending, LLC on or about December 29, 2020 (as amended, the “Amended Series C Warrant”), as described below; (vi) the Company agreed to amend and restate, effective November 7, 2022, the Series D Common Stock Purchase Warrant (Certificate No. Series D No. W-1) originally issued by the Company to CH Capital Lending, LLC on or about June 4, 2021 (as amended, the “Amended Series D Warrant”), as describe below; (vii) the Company was given an option to extend the maturity date form March 31, 2024 to March 31, 2025 upon payment to CH Capital Lending, LLC of an extension fee equal to one percent (1%) of the outstanding principal balance of the Term Loan; and (viii) the obligations under the Amended Bridge Loan Note are cross-collateralized with the obligations under the Term Loan Agreement, the Amended IRG Note, the Amended Second JKP Note, the Backup First JKP Note and the Backup MLF Note.

As amended, the Amended Series C Warrant has an exercise price of $12.77 per share of Common Stock, subject to adjustment, including a weighted-average antidilution adjustment. The exercise price is subject to a weighted-average antidilution adjustment. The number of shares of Common Stock issuable upon exercise of the Amended Series C Warrant is 455,867 shares of Common Stock. The Amended Series C Warrant may be exercised from and after April 18, 2023, subject to certain terms and conditions set forth in the Amended Series C Warrant. Any unexercised portion of the Amended Series C Warrant will expire on March 1, 2029.

As amended, the Amended Series D Warrant has an exercise price of $12.77 per share of Common Stock, subject to adjustment, including a weighted-average antidilution adjustment. The exercise price is subject to a weighted-average antidilution adjustment. The number of shares of Common Stock issuable upon exercise of the Amended Series D Warrant is 111,321 shares of Common Stock. The Amended Series D Warrant may be exercised from and after April 18, 2023, subject to certain terms and conditions set forth in the Amended Series D Warrant. Any unexercised portion of the Amended Series D Warrant will expire on March 1, 2029.

Amended IRG Note

Effective November 7, 2022, the Company and its subsidiaries Newco and Youth Fields entered into the $4,273,543.46 principal amount Joinder and Second Amended and Restated Secured Cognovit Promissory Note with IRG, LLC (as amended, the “Amended IRG Note”), which amends and restates the First Amended and Restated Promissory Note, dated March 1, 2022, issued by the Company to IRG, LLC. Under the Amended IRG Note: (i) the interest rate increased from 8% to 12.5%, of which 8% per annum is payable monthly and 4.5% per annum accumulates and is payable on the maturity date; (ii) the Company issued to IRG, LLC an additional 10,268 restricted shares of Common Stock (giving effect to the Reverse Stock Split) on or about December 22, 2022; (iii) the price at which the principal and accumulated and unpaid interest under the Amended IRG Note is convertible into shares of Common Stock is reset to $12.77 per share of Common Stock (giving effect to the Reverse Stock Split), subject to adjustment, including a weighted-average antidilution adjustment; (iv) the Company agreed to amend and restate, effective November 7, 2022, the Series E Common Stock Purchase Warrant (Certificate No. Series E No. W-2) issued by the Company to CH Capital Lending, LLC on or about March 1, 2022 (as amended, the “IRG Warrant”), as described below; (vi) the Company was given an option to extend the maturity date form March 31, 2024 to March 31, 2025 upon payment to IRG, LLC of an extension fee equal to one percent (1%) of the outstanding principal balance of the Amended IRG Note; and (vii) the obligations under the Amended IRG Note are cross-collateralized with the obligations under the Amended Bridge Loan Note, the Term Loan Agreement, the Amended Second JKP Note, the Backup First JKP Note and the Backup MLF Note.

As amended, the IRG Warrant has an exercise price of $12.77 per share of Common Stock, subject to adjustment, including a weighted-average antidilution adjustment. The exercise price is subject to a weighted-average antidilution adjustment. The number of shares of Common Stock issuable upon exercise of the IRG Warrant is 22,709 shares of Common Stock. The IRG Warrant may be exercised from and after April 18, 2023, subject to certain terms and conditions set forth in the IRG Warrant. Any unexercised portion of the IRG Warrant will expire on March 1, 2029.

Backup MLF Note

Effective November 7, 2022, the Company and its subsidiaries Newco and Youth Fields entered into the $4,000,000 principal amount Secured Cognovit Promissory Note with MLF (the “Backup MLF Note”), which provides benefits to MLF incremental to and offset by the Cognovit Promissory Note, dated as of April 27, 2022, in the original principal amount of $4,000,000, executed and delivered by HOF Village Center for Performance, LLC (“HOFV CFP”) to MLF (as amended, restated, supplemented, waived, or otherwise modified from time to time, the “Original MLF Note”). Under the terms of the Backup MLF Note, (a) all amounts that are outstanding under the Original MLF Note are deemed to be outstanding under the Backup MLF Note; (b) all amounts that are paid to MLF by HOFV CFP under the Original MLF Note will be credited against the amounts due and payable under Backup MLF Note; (c) all amounts that are paid to MLF under the Backup MLF Note will be credited against the amounts due and payable under the Original MLF Note; and (d) if all or any portion of the principal amount of the Backup MLF Note is converted into shares of Common Stock pursuant to the terms of the Backup MLF Note, then the principal amount so converted shall be credited against the amounts due and payable under the Original MLF Note.

Under the Backup MLF Note: (i) the interest rate is 12.5%, of which 8% per annum is payable monthly and 4.5% per annum accumulates and is payable on the maturity date; (ii) effective upon obtaining approval of the Company’s stockholders under Nasdaq listing rule 5635(c), the principal and accumulated and unpaid interest under the Backup MLF Note is convertible into shares of Common Stock at a price of $12.77 per share of Common Stock (giving effect to the Reverse Stock Split), subject to adjustment, including a weighted-average antidilution adjustment; (iii) the Company agreed to amend and restate, effective obtaining approval of the Company’s stockholders under Nasdaq listing rule 5635(c), the Series G Common Stock Purchase Warrant (Certificate No. Series G No. W-1) issued by the Company to MLF on or about March 1, 2022 (as amended, the “Amended MLF Warrant”), as described below; (iv) the Company was given an option to extend the maturity date form March 31, 2024 to March 31, 2025 upon payment to MLF of an extension fee equal to one percent (1%) of the outstanding principal balance of the Backup MLF Note; and (v) the obligations under the Backup MLF Note are cross-collateralized with the obligations under the Amended Bridge Loan Note, the Term Loan Agreement, the Amended IRG Note, the Amended Second JKP Note and the Backup First JKP Note.

As amended, the Amended MLF Warrant has an exercise price of $12.77 per share of Common Stock, subject to adjustment, including a weighted-average antidilution adjustment. The exercise price is subject to a weighted-average antidilution adjustment. The number of shares of Common Stock issuable upon exercise of the Amended MLF Warrant is 5,677 shares of Common Stock. The Amended MLF Warrant may be exercised from and after 30 days after date approved by stockholders under Nasdaq listing rule 5635(c) under Proposal 4, subject to certain terms and conditions set forth in the Amended MLF Warrant. Any unexercised portion of the Amended MLF Warrant will expire on June 8, 2029.

Private Placement of Series C Preferred Stock in Exchange for Series B Preferred Stock

On March 28, 2022, in accordance with the previously announced Amendment Number 6 to Term Loan Agreement by and among the Company and certain of its subsidiaries, as borrowers, and CH Capital Lending, as administrative agent and lender, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with CH Capital Lending, pursuant to which the Company exchanged in a private placement (the “Private Placement”) each share of the Company’s 7.00% Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), that is held by CH Capital Lending for one share of the Company’s 7.00% Series C Convertible Preferred Stock, par value $0.0001 per share (“Series C Preferred Stock”), resulting in the issuance of 15,000 shares of Series C Preferred Stock to CH Capital Lending. The Series C Preferred Stock is convertible into shares of Common Stock. The shares of Series B Preferred Stock exchanged, and the Series C Preferred Stock acquired, have an aggregate liquidation preference of $15 million plus any accrued but unpaid dividends to the date of payment. CH Capital Lending, LLC is controlled by our director, Stuart Lichter.

The Private Placement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. CH Capital Lending has represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the Series C Preferred Stock will be acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

Issuance of 7.00% Series A Cumulative Redeemable Preferred Stock

On August 12, 2021, the Company issued to American Capital Center, LLC (the “Preferred Investor”), a company controlled by our director Stuart Lichter, 900 shares of 7.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at a price of $1,000 per share for an aggregate purchase price of $900,000. The Series A Preferred Stock is not convertible into Common Stock. On September 22, 2021, the Company issued to the Preferred Investor 900 shares of Series A Preferred Stock at a price of $1,000 per share for an aggregate purchase price of $900,000. In each case, the Company paid the Preferred Investor an origination fee of 2% of the aggregate purchase price. In each case, the issuance and sale of such shares to the Preferred Investor is exempt from registration pursuant to Section 4(a)(2) of the Securities Act. In each case, the Preferred Investor represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the shares are being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

On January 12, 2023, the Company issued to ADC LCR Hall of Fame Manager II, LLC (the “Second Preferred Investor”), a company affiliated with our director Stuart Lichter, 1,600 shares of the Company’s Series A Preferred Stock, at a price of $1,000 per share for an aggregate purchase price of $1,600,000. On January 23, 2023, the Company issued to Second Preferred Investor 800 shares of the Company’s Series A Preferred Stock, at a price of $1,000 per share for an aggregate purchase price of $800,000. In each case, the Company paid the Second Preferred Investor an origination fee of 2% of the aggregate purchase price. In each case, the issuance and sale of the shares to the Second Preferred Investor is exempt from registration pursuant to Section 4(a)(2) of the Securities Act. In each case, the Second Preferred Investor represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the shares are being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

On January 23, 2023, the Company issued to Second Preferred Investor 800 shares (the “Shares”) of the Company’s Series A Preferred Stock, at a price of $1,000 per share for an aggregate purchase price of $800,000. The Company paid the Second Preferred Investor an origination fee of 2% of the aggregate purchase price. The issuance and sale of the Shares to the Second Preferred Investor is exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The Series A Preferred Stock is not convertible into Common Stock. The Second Preferred Investor has represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the Shares are being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

On May 2, 2023, the Hall of Fame Resort & Entertainment Company (the “Company”) issued to Second Preferred Investor 800 shares (the “Shares”) of the Company’s Series A Preferred Stock, at a price of $1,000 per share for an aggregate purchase price of $800,000. The Company paid the Second Preferred Investor an origination fee of 2% of the aggregate purchase price. The issuance and sale of the Shares to the Second Preferred Investor is exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The Series A Preferred Stock is not convertible into Common Stock. The Second Preferred Investor has represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the Shares are being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

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

Touchdown Work Place, LLC Lease & First Amendment to Lease

On November 1, 2023, HOF Village CFE, LLC (“Landlord”) entered into a ten-year lease agreement with Touchdown Work Place, LLC (“Tenant”) to rent approximately twelve thousand three hundred and thirty-one (12,331) square feet with annual increases of two percent (2%) for years two (2) through ten (10) and an abatement for the first five (5) months of year one. On or about March 26, 2024, Landlord and Tenant negotiated a First Amendment to Lease Agreement to redefine the abatement period to six (6) months, waiver of the security deposit, and Landlord agreed to provide monthly rent invoices for the term of the lease. Stuart Lichter is a director of the Company and the Managing Member of Touchdown Work Place, LLC.

Limited Waiver of Anti-Dilution Adjustment Rights

On October 6, 2023, the Company and certain of its subsidiaries entered into a Limited Waiver Agreement (the “IRG Affiliates Limited Waiver”) with CH Capital Lending, LLC, IRG, LLC (“IRG”) and Midwest Lender Fund, LLC (“MLF” and together with CH Capital Lending, LLC and IRG, the “IRG Investors”), which are affiliates of our director Stuart Lichter, pursuant to which the IRG Investors waived any anti-dilution adjustment right with respect to (i) the exercise price of our Series C Warrants, Series D Warrants, Series E Warrants and Series G Warrants, (ii) the conversion price of Series C Preferred Stock held by CH Capital Lending, LLC, and (iii) the conversion price of approximately $28.7 million in our indebtedness held by the IRG Investors, in each case solely with respect to offerings under a September 2023 engagement letter with Maxim Group LLC (“Engagement Agreement”). Also on October 5, 2023, the Company entered into a Limited Waiver Agreement (the “JKP Limited Wavier”) with JKP Financial, LLC (“JKP”), pursuant to which JKP waived any anti-dilution adjustment right with respect to (i) the exercise price of our Series F Warrants and (ii) the conversion price of approximately $13.9 million in our indebtedness held by JKP, in each case solely with respect to offerings under the Engagement Agreement.

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

Omnibus Extension of Certain IRG-Related Debt Instruments

On April 7, 2024, the Company and HOF Village Newco, LLC (collectively “Borrower”) entered into a formal omnibus extension of certain debt instruments, effective March 31, 2024, with CH Capital Lending, LLC, IRG, LLC, JKP Financial, LLC and Midwest Lender Fund, LLC (collectively “Lenders”). Borrower and Lenders agreed to extend the maturity date from March 31, 2024 to March 31, 2025. The impacted agreements, dated effective November 7, 2022, include the (i) Joinder and First Amended and Restated Secured Cognovit Promissory Note payable to CH Capital Lending, LLC; (ii) Second Amended and Restated Secured Promissory Note payable to CH Capital Lending, LLC; (iii) Joinder and Second Amended and Restated Secured Cognovit Promissory Note payable to IRG, LLC; (iv) Secured Cognovit Promissory Note payable to JKP Financial, LLC (v) Joinder and Second Amended and Restated Secured Cognovit Promissory Note payable to JKP Financial, LLC; and (vi) Secured Cognovit Promissory Note payable to Midwest Lender Fund, LLC. Stuart Lichter, a director of the Company, is President of IRG, LLC and Midwest Lender Fund, LLC and a director of CH Capital Lending, LLC.

Item 14. Principal Accountant Fees and Services.

Audit and Related Fees

The following table sets forth the aggregate fees billed by Grant Thornton LLP (“GT”) for various professional services rendered during the 2023 fiscal year:

2023
Audit Fees(1)	$453,033
Audit-Related Fees(2)	42,500
Tax Fees	-
All Other Fees	-
Total	$495,533

(1)	Consists of services in connection with professional services for Form 10-K and Form 10-Qs filed by the Company.
(2)	Consists of services in connection with a comfort letter issued October 13, 2023.

Pre-Approval Policy

The Audit Committee’s charter requires Audit Committee to pre-approve all audit and permissible non-audit services provided by GT or any other registered public accounting firm engaged by the Company. The Audit Committee has adopted a pre-approval policy that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by our independent registered public accounting firm may be pre-approved. The Audit Committee’s policy generally provides for pre-approval of audit, audit-related, tax and all other fees on an annual basis. Individual engagements anticipated to exceed pre-established thresholds must be separately approved.

In addition, the Audit Committee has delegated authority to the Chair of the Audit Committee to pre-approve permissible non-audit services performed by GT to assure that the provision of such services does not impair the auditor’s independence from the Company. The Chair of the Audit Committee is required to report any pre-approval decisions to the Audit Committee at its next meeting following the decision.

All of the services described above were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements and Schedules

No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(2)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
3.2	Certificate of Designations of 7.00% Series A Cumulative Redeemable Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 15, 2020)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 6, 2020)
3.4	Certificate of Designations of 7.00% Series B Convertible Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 14, 2021)
3.5	Certificate of Designations of 7.00% Series C Convertible Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 29, 2022)
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 27, 2022)
3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on August 12, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on January 30, 2018)
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 19, 2020)
4.5	Warrant Agency Agreement, dated November 18, 2020, between Hall of Fame Resort & Entertainment Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 19, 2020)
4.6	Warrant Agreement, dated as of July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and purchasers party thereto (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 (File No. 333-256618) filed with the Commission on May 28, 2021)
4.7	Second Amended and Restated Series C Warrant (No. 2020 W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.8	Second Amended and Restated Series D Warrant (Series D No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.9	Amended and Restated Series E Warrant (Series E No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)

4.1	Amended and Restated Series E Warrant (Series E No. W-2), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.11	Amended and Restated Series F Warrant (Series F No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to JKP Financial, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.12	Amended and Restated Series F Warrant (Series F No. W-2), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to JKP Financial, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.13	Amended and Restated Series G Warrant, dated as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.14	Warrant Agency Agreement, dated October 13, 2023, by and between Hall of Fame Resort & Entertainment Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
4.15	Warrant issued October 13, 2023, by Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
4.16**	Description of Registered Securities
10.1	Global License Agreement dated April 8, 2022, between National Football Museum, Inc. and HOF Village Newco, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 14, 2022)
10.2	Director Nominating Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.3†	Hall of Fame Resort & Entertainment Company Amended 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on June 12, 2023)
10.4†	Form of Restricted Stock Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.5†	Form of Restricted Stock Unit Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.6†	Form of Non-Employee Director Restricted Stock Unit Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.7†	Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-270572) filed with the Commission on March 15, 2023)
10.8†	Form of Restricted Stock Unit Award under Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-270572) filed with the Commission on March 15, 2023)
10.9†	Amended and Restated Employment Agreement, dated November 22, 2022, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and Michael Crawford (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 23, 2022)
10.10†	Amendment to Amended and Restated Employment Agreement, effective May 1, 2023, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and Michael Crawford (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 20, 2023)

10.11†	Employment Agreement, dated February 14, 2022, by and between Benjamin Lee, HOF Village Newco, LLC and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 10, 2022)
10.12†	Employment Agreement, dated December 1, 2019, by and between Anne Graffice and HOF Village, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.13†	Employment Agreement, dated August 31, 2020, by and between Tara Charnes and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-240045), filed with the Commission on September 2, 2020)
10.14†	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Anne Graffice and HOF Village, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.15†	Amendment No. 1, dated December 22, 2020, to Employment Agreement between Tara Charnes and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.16†	Form of Retention Bonus Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 23, 2022)
10.17+	Note Purchase Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.18	Registration Rights Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.19	Note Redemption and Warrant Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.20	Joinder and Second Amendment to Promissory Note, dated March 1, 2022, by and among HOF Village Newco, LLC, and HOF Village Hotel II, LLC, as the makers, Hall of Fame Resort & Entertainment Company, and JKP Financial, LLC, as holder (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.21	Backup Joinder and First Amended and Restated Secured Cognovit Promissory Note, effective as of November 7, 2022, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, as makers, and JKP Financial, LLC, as holder (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.22	Letter Agreement re Payment Terms, dated June 25, 2020, by and among Industrial Realty Group, LLC, IRG Master Holdings, LLC, HOF Village, LLC and certain affiliates party thereto (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.23+	Amendment to Sponsorship and Services Agreement, dated June 15, 2020, by and among HOF Village, LLC, National Football Museum, Inc. and Constellation NewEnergy, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)

10.24+	Term Loan Agreement, dated December 1, 2020, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and Aquarian Credit Funding LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 3, 2020)
10.25	Letter Agreement, dated as of December 1, 2020, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and IRG Master Holdings, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.26	Amendment Number 1 to Term Loan Agreement, dated January 28, 2021, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.36 of the Company’s Post-Effective Amendment No. 3 to Form S-1 Registration Statement (File No. 333-249133), filed with the Commission on July 22, 2021)
10.27	Amendment Number 2 to Term Loan Agreement, dated February 15, 2021, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.37 of the Company’s Post-Effective Amendment No. 3 to Form S-1 Registration Statement (File No. 333-249133), filed with the Commission on July 22, 2021)
10.28	Amendment Number 3 to Term Loan Agreement, dated as of August 30, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 1, 2021)
10.29	Amendment Number 4 to Term Loan Agreement, dated as of August 30, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on September 1, 2021)
10.30	Amendment Number 5 to Term Loan Agreement, dated as of December 15, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.31	Assignment of Loan and Loan Documents, dated as of March 1, 2022, by and among Aquarian Credit Funding LLC, as administrative agent, Investors Heritage Life Insurance Company (“IHLIC”), as a lender, and CH Capital Lending, LLC, as assignee (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 14, 2022)
10.32	Amendment Number 6 to Term Loan Agreement, dated as of March 1, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.33	Amendment Number 7 to Term Loan Agreement, dated as of August 5, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.9 of the Company’s Form S-3 Registration Statement (File No. 333-266750), filed with the Commission on August 10, 2022)
10.34	Amendment Number 8 to Term Loan Agreement, effective as of November 7, 2022, by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC, as borrower, in favor of CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K (File No. 001-38363), filed with the Commission on March 22, 2023)
10.35	Amendment Number 9 to Term Loan Agreement, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)
10.36	Amendment Number 10 to Term Loan Agreement, dated January 11, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.37	Amendment Number 11 to Term Loan Agreement, dated January 17, 2024 by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)

10.38**	Amendment Number 12 to Term Loan Agreement, dated February 1, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender
10.39**	Amendment Number 13 to Term Loan Agreement, dated February 28, 2024 by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender
10.40**	First Amendment to Lease Agreement, dated February 23, 2024, among HFAKOH001 LLC, as landlord, HOF Village Waterpark, LLC, as tenant, HOF Village Newco, LLC, as guarantor and HOF Village Stadium, LLC, as mortgagor
10.41**	Pledge and Security Agreement, dated February 23, 2024, between HOF Village Newco, LLC, as pledgor and HFAKOH001 LLC, as pledgee
10.42**	Series H Common Stock Purchase Warrant, dated February 23, 2024, by Hall of Fame Resort & Entertainment Company for the benefit of HFAKOH001 LLC, as holder
10.43**	Second Amendment to Lease Agreement, dated February 29, 2024, among HFAKOH001 LLC, as landlord, HOF Village Waterpark, LLC, as tenant, HOF Village Newco, LLC, as guarantor and HOF Village Stadium, LLC, as mortgagor
10.44**	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated February 29, 2024, by HOF Village Newco, LLC, as mortgagor, for the benefit of HFAKOH001 LLC, as mortgagee
10.45	Equity Distribution Agreement, dated September 30, 2021, by and among Hall of Fame Resort & Entertainment Company, Wedbush Securities Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 1, 2021)
10.46	Amendment No. 1 to Equity Distribution Agreement, dated October 6, 2023, by and among Hall of Fame Resort & Entertainment Company, and Maxim Group LLC and Wedbush Securities Inc. (incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K (001-38363), filed with the Commission on October 12, 2023)
10.47	Joinder and Second Amended and Restated Secured COGNOVIT Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC to IRG, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.48	Joinder and Second Amended and Restated Secured COGNOVIT Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC to JKP Financial, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.49	Loan Agreement, dated December 15, 2021, between HOF Village Center For Excellence, LLC, as borrower, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.50	Promissory Note, dated December 15, 2021, issued by HOF Village Center for Excellence, LLC to ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.51	Guaranty of Payment, dated December 15, 2021, by Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.52	Energy Project Cooperative Agreement, dated December 15, 2021, among the City of Canton, Ohio, the Canton Regional Energy Special Improvement District, Inc., HOF Village Center For Excellence, LLC and Pace Equity, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.53	Promissory Note, dated April 27, 2022, issued by HOF Village Center for Performance, LLC to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 29, 2022)
10.54	Backup Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, and HOF Village Youth Fields, LLC to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.55	Joinder and First Amended and Restated Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, and HOF Village Youth Fields, LLC to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.56	Business Loan Agreement, dated June 16, 2022, between Hall of Fame Resort & Entertainment Company and Stark Community Foundation, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on June 17, 2022)
10.57	Energy Project Cooperative Agreement, dated June 29, 2022, among HOF Village Stadium, LLC, Canton Regional Energy Special Improvement District, Inc., SPH Canton St, LLC, and City of Canton, Ohio (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on August 11, 2022)
10.58	Business Loan Agreement, dated August 31, 2022, between Hall of Fame Resort & Entertainment Company and Stark County Port Authority (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 7, 2022)

10.59	Business Loan Agreement, dated September 15, 2022, between Hall of Fame Resort & Entertainment Company and City of Canton, Ohio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 16, 2022)
10.60	Loan Agreement, dated September 27, 2022, among HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers, and The Huntington National Bank, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.61	Promissory Note, dated September 27, 2022, issued by HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers, to The Huntington National Bank, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.62	Ground Lease, dated September 27, 2022, among TWAIN GL XXXVI, LLC, as landlord, and HOF Village Retail I, LLC and HOF Village Retail II, LLC, as tenants (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.63	Guaranty Fee Letter Agreement, dated September 27, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Retail I, LLC, HOF Village Retail II, LLC, Stuart Lichter, and Stuart Lichter, Trustee of the Stuart Lichter Trust u/t/d dated November 13, 2011 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.64	Assignment of Note, Security Instruments and Other Loan Documents, dated September 22, 2023, by The Huntington National Bank to and in favor of CH Capital Lending, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.65	Joinder and First Amendment to Loan Agreement, dated September 21, 2023 by and among HOF Village Retail I, LLC, HOF Village Retail II, LLC, Hall of Fame Resort & Entertainment Company, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.66	Second Amendment to Loan Agreement, dated October 6, 2023 by and among HOF Village Retail I, LLC, HOF Village Retail II, LLC, Hall of Fame Resort & Entertainment Company, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.67	Third Amendment to Loan Agreement, dated October 16, 2023 by and among HOF Village Retail I, LLC, HOF Village Retail II, LLC, Hall of Fame Resort & Entertainment Company, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.68**	Fourth Amendment to Loan Agreement, dated November 21, 2023, among HOF Village Retail I, LLC, HOF Village Retail II, LLC and Hall of Fame Resort & Entertainment Company, as borrowers and CH Capital Lending, LLC, as lender
10.69	Fifth Amendment to Loan Agreement, dated December 8, 2023 by and among Hall of Fame Resort & Entertainment Company, HOF Village Retail I, LLC, HOF Village Retail II, LLC, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)
10.70	Payment Guaranty, dated October 19, 2022, by HOF Village Newco, LLC to and for the benefit of the Director of Development of the State of Ohio, and The Huntington National Bank, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 25, 2022)
10.71	Loan Agreement, dated October 1, 2022, among the Director of Development of the State of Ohio, the Stark County Port Authority, as borrower, and the HOF Village Center for Performance, LLC, as TDD bonds beneficiary (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on October 25, 2022)
10.72	Intercreditor and Subordination Agreement, dated October 1, 2022, by and among the Director of Development of the State of Ohio, acting on behalf of the State of Ohio, as junior lender; Midwest Lender Fund, LLC, as senior lender; and HOF Village Center for Performance, LLC, as borrower (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on October 25, 2022)
10.73	Purchase and Sale Agreement, dated November 7, 2022, between HFAKOH001 LLC as buyer and HOF Village Waterpark, LLC as seller (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.74	Ground Lease Agreement, dated November 7, 2022, between HFAKOH001 LLC as landlord and HOF Village Waterpark, LLC as tenant (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.75	Limited Recourse Carveout Guaranty, dated November 7, 2022, by HOF Village Newco, LLC as guarantor and HFAKOH001 LLC as landlord (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.76	Pledge and Security Agreement, dated November 7, 2022, by HOF Village Newco, LLC as pledgor and HFAKOH001 LLC as landlord (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.77	Post-Closing Matters Agreement, dated November 7, 2022, among HOF Village Waterpark, LLC, HOF Village Newco, LLC and HFAKOH001 LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)

10.78	Purchase Option Agreement, dated November 7, 2022, between HFAKOH001 LLC and HOF Village Waterpark, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.79	Hotel Construction Loan Commitment Letter, signed November 3, 2022, among Industry Realty Group, Inc. as lender, Hall of Fame Resort & Entertainment Company as guarantor, and HOF Village Hotel WP, LLC as borrower (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.80	IRG Letter Agreement, dated November 7, 2022, between Industrial Realty Group, LLC and its various affiliates and related parties and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.81	Cooperative Tax Increment Financing Agreement, dated as of February 1, 2023, among Stark County Port Authority, the City of Canton, Ohio, Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, and is joined by HOF Village Stadium, LLC, HOF Village Youth Fields, LLC, HOF Village Center for Excellence, LLC, HOF Village Center for Performance, LLC, HOF Village Retail I, LLC, and HOF Village Retail II, LLC (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 27, 2023)
10.82	Maintenance and Management Agreement (Stark Port Public Roadway), dated as of February 1, 2023, by and between the Stark County Port Authority and HOF Village Newco, LLC, and is joined by Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.72 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 27, 2023)
10.83	Minimum Payment Guaranty, dated as of February 2, 2023, by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, to the Stark County Port Authority and The Huntington National Bank (incorporated by reference to Exhibit 10.73 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 27, 2023)
10.84	Shortfall Payment Guaranty, dated as of February 2, 2023, by Stuart Lichter, as trustee of The Stuart Lichter Trust U/T/D dated November 13, 2011, and Stuart Lichter to the Stark County Port Authority and The Huntington National Bank (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 27, 2023)
10.85	Construction Loan Agreement, dated September 14, 2020 by and among HOF Village Hotel II, LLC, as borrower, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.86	Second Amendment to Loan Documents, dated September 13, 2023, by and among HOF Village Hotel II, LLC, as borrower, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.87	Third Amendment to Loan Documents, dated October 10, 2023, by and among HOF Village Hotel II, LLC, as borrower, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.88	Cooperative Agreement, dated October 1, 2023, among City of Canton, Ohio, the Canton Regional Energy Special Improvement District, Inc., HOF Village Hotel II, LLC and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.89	Cooperative Agreement, dated October 1, 2023, among Cleveland-Cuyahoga County Port Authority, City of Canton, Ohio, HOF Village Hotel II, LLC and The Huntington National Bank, as Trustee (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.90***	First Amended and Restated Promissory Note, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Retail I, LLC, HOF Village Retail II, LLC, collectively as borrower, and CH Capital Lending, LLC, as lender
10.91***	First Amendment to Second Amended and Restated Secured Cognovit Promissory Note, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as lender
10.92	Fifth Amendment to and Spreader of Pledge and Security Agreement, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as grantor, and CH Capital Lending, LLC as administrative agent/collateral agent and IRG, LLC, JKP Financial, LLC, and Midwest Lender Fund, LLC, collectively secured parties (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)
10.93	Third Amendment to and Spreader of Open-End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 8, 2023 by HOF Village Youth Fields, LLC, HOF Village Parking, LLC, HOF Village Newco, LLC, collectively as grantor, and CH Capital Lending, LLC as administrative agent or secured party (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)

10.94	Release, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, HOF Village Retail I, LLC, HOF Village Retail II, LLC, collectively as borrower and CH Capital Lending, LLC as administrative agent and lender (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)
10.95**	Membership Interest Purchase Agreement, dated as of December 22, 2023, among Sandlot Facilities, LLC, as purchaser, Sandlot Youth Sports Holdings, LLC, as purchaser guarantor, HOF Village Newco, LLC, as seller, and Hall of Fame Resort & Entertainment Company
10.96	Second Amendment to Second Amended and Restated Secured Cognovit Promissory Note, dated January 11, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.97	Sixth Amendment to and Spreader of Pledge and Security Agreement, dated January 11, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as grantor, and CH Capital Lending, LLC as administrative agent/collateral agent and IRG, LLC, JKP Financial, LLC, and Midwest Lender Fund, LLC, collectively secured parties (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.98	Fourth Amendment to and Spreader of Open-End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated January 11, 2024 by HOF Village Youth Fields, LLC, HOF Village Parking, LLC, HOF Village Newco, LLC, collectively as grantor, and CH Capital Lending, LLC as administrative agent or secured party (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.99	Partial Release of Mortgage, dated January 11, 2024 by CH Capital Lending, LLC as administrative agent or secured party (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.100	Omnibus Release of Youth Fields Borrower from Certain Debt Instruments, dated January 11, 2024 by CH Capital Lending, LLC as administrative agent and IRG, LLC, JKP Financial, LLC and Midwest Lender Fund, LLC, collectively Lenders for the benefit of HOF Village Youth Fields, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.101	Third Amendment to Second Amended and Restated Secured Cognovit Promissory Note, dated January 17, 2024 by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.102	Limited Waiver Agreement, dated October 6, 2023, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, HOF Village Center for Performance, LLC, and CH Capital Lending, LLC, IRG, LLC and Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.103	Limited Waiver Agreement, dated October 6, 2023, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, HOF Village Center for Performance, LLC, HOF Village Hotel II, LLC, and JKP Financial, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.104**	Modification Agreement, dated October 6, 2023, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, as borrowers and IRG, LLC, CH Capital Lending, LLC, Midwest Lender Funds, LLC, as lenders
10.105**	Modification Agreement, dated October 6, 2023, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, as borrowers and JKP Financial, LLC, as lender
10.106**	Security Agreement, dated November 21, 2023, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, as grantors, and CH Capital Lending, LLC, as lender
10.107**	Amendment to Global License Agreement, dated September 13, 2023, between HOF Village Newco, LLC and National Football Museum, Inc., doing business as the Pro Football Hall of Fame
16.1**	Letter from Marcum LLP (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 7, 2023)
21.1**	Subsidiaries
23.1**	Consent of independent registered public accountant.
23.2**	Consent of former independent registered public accountant.
31.1*	Certification of the Principal Executive and Interim Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Certification of the Principal Executive and Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350
97.01**	Executive Officer Compensation Recovery Policy
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Filed with the Annual Report on Form 10-K filed on March 25, 2024.
***	Filed herewith and replaces the previously filed version.
+	Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules and exhibits to the Commission upon request.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY
Date: April 29, 2024

	By:	/s/ Michael Crawford
Michael Crawford
President and Chief Executive Officer (Principal Executive and Interim Principal Financial Officer)