Form 10-Q
period 2024-03-31
Hall of Fame Resort & Entertainment Co
filed 2024-05-14
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, there were 6,525,582 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash	$2,713,210	$3,243,353
Restricted cash	4,170,957	8,572,730
Equity method investments	2,476,397	-
Investments available for sale	2,000,000	2,000,000
Accounts receivable, net	1,268,174	1,108,460
Prepaid expenses and other assets	8,109,121	3,514,135
Property and equipment, net	341,626,103	344,378,835
Property and equipment held for sale	-	12,325,227
Right-of-use lease assets	7,274,397	7,387,693
Project development costs	69,932,439	59,366,200
Total assets	$439,570,798	$441,896,633

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$221,653,857	$219,532,941
Accounts payable and accrued expenses	23,363,469	21,825,540
Due to affiliate	2,726,806	1,293,874
Warrant liability	176,000	225,000
Financing liability	65,867,451	62,982,552
Operating lease liability	3,321,009	3,440,630
Other liabilities	8,858,499	5,858,682
Total liabilities	325,967,091	315,159,219

Commitments and contingencies (Note 6, 7, and 8)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,917,000 shares authorized; no shares issued or outstanding at March 31, 2024 and December 31, 2023	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 200 shares issued and outstanding at March 31, 2024 and December 31, 2023; liquidation preference of $222,011 as of March 31, 2024	-	-
Series C convertible preferred stock, $0.0001 par value; 15,000 shares designated; 15,000 shares issued and outstanding at March 31, 2024 and December 31, 2023; liquidation preference of $15,707,500 as of March 31, 2024	2	2
Common stock, $0.0001 par value; 300,000,000 shares authorized; 6,502,437 and 6,437,020 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	650	643
Additional paid-in capital	346,097,951	344,335,489
Accumulated deficit	(231,531,470)	(216,643,882)
Total equity attributable to HOFRE	114,567,133	127,692,252
Non-controlling interest	(963,426)	(954,838)
Total equity	113,603,707	126,737,414
Total liabilities and stockholders’ equity	$439,570,798	$441,896,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenues
Sponsorships, net of activation costs	$859,731	$673,475
Event, rents, restaurant, and other revenues	2,054,877	908,312
Hotel revenues	1,276,707	1,538,646
Total revenues	4,191,315	3,120,433

Operating expenses
Operating expenses	6,150,364	12,528,716
Hotel operating expenses	974,432	1,459,203
Impairment expense	-	1,145,000
Depreciation expense	4,158,750	2,553,360
Total operating expenses	11,283,546	17,686,279

Loss from operations	(7,092,231)	(14,565,846)

Other income (expense)
Interest expense, net	(6,521,534)	(3,632,637)
Amortization of discount on note payable	(955,322)	(855,891)
Change in fair value of warrant liability	49,000	(238,000)
Change in fair value of interest rate swap	-	(100,000)
Loss on sale of asset	(140,041)	-
Income from equity method investments	29,952	-
Total other expense	(7,537,945)	(4,826,528)

Net loss	$(14,630,176)	$(19,392,374)

Preferred stock dividends	(266,000)	(266,000)
Loss attributable to non-controlling interest	8,588	48,577

Net loss attributable to HOFRE stockholders	$(14,887,588)	$(19,609,797)

Net loss per share, basic and diluted	$(2.30)	$(3.48)

Weighted average shares outstanding, basic and diluted	6,486,044	5,629,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(unaudited)

	Series B Convertible Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Interest	Equity

Balance as of January 1, 2024	200	$-	15,000	$2	6,437,020	$643	$344,335,489	$(216,643,882)	$127,692,252	$(954,838)	$126,737,414

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	96,469	-	96,469	-	96,469
Vesting of restricted stock units, net of 7,672 shares withheld for taxes	-	-	-	-	65,417	7	(7)	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Warrants issued for financing liability proceeds	-	-	-	-	-	-	1,666,000	-	1,666,000	-	1,666,000
Net loss	-	-	-	-	-	-	-	(14,621,588)	(14,621,588)	(8,588)	(14,630,176)

Balance as of March 31, 2024	200	$-	15,000	$2	6,502,437	$650	$346,097,951	$(231,531,470)	$114,567,133	$(963,426)	$113,603,707

Balance as of January 1, 2023	200	$-	15,000	$2	5,604,869	$560	$339,038,466	$(146,898,343)	$192,140,685	$(882,573)	$191,258,112

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	651,034	-	651,034	-	651,034
Issuance of restricted stock awards	-	-	-	-	6,207	1	(1)	-	-	-	-
Vesting of restricted stock units, net of 8,741 shares withheld for taxes	-	-	-	-	46,255	5	(5)	-	-	-	-
Cancellation of fractional shares	-	-	-	-	(10,433)	(1)	1	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(19,343,797)	(19,343,797)	(48,577)	(19,392,374)

Balance as of March 31, 2023	200	$-	15,000	$2	5,646,898	$565	$339,689,495	$(166,508,140)	$173,181,922	$(931,150)	$172,250,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(14,630,176)	$(19,392,374)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	4,158,750	2,553,360
Amortization of note discount and deferred financing costs	955,322	855,891
Amortization of financing liability	1,798,295	1,681,073
Impairment of film costs	-	1,145,000
Interest income on investments held to maturity	-	(273,523)
Income from equity method investments	(29,952)	-
Interest paid in kind	2,905,941	1,127,491
Loss on sale of asset	140,041	-
Change in fair value of interest rate swap	-	100,000
Change in fair value of warrant liability	(49,000)	238,000
Stock-based compensation expense	96,469	651,034
Non-cash operating lease expense	124,429	128,143
Changes in operating assets and liabilities:
Accounts receivable	(189,474)	(888,740)
Prepaid expenses and other assets	(3,106,777)	(1,588,240)
Accounts payable and accrued expenses	977,566	(875,060)
Operating leases	(76,608)	(78,508)
Due to affiliate	1,432,932	(110,903)
Other liabilities	3,015,367	3,184,424
Net cash used in operating activities	(2,476,875)	(11,542,932)

Cash Flows From Investing Activities
Investments in securities held to maturity	-	(30,021,129)
Proceeds from securities held to maturity	-	15,021,129
Proceeds from sale of assets	8,126,634	-
Additions to project development costs and property and equipment	(11,094,441)	(9,679,007)
Net cash used in investing activities	(2,967,807)	(24,679,007)

Cash Flows From Financing Activities
Proceeds from notes payable	8,722,258	20,500,000
Repayments of notes payable	(10,962,096)	(312,431)
Payment of financing costs	-	(1,537,342)
Payment on financing liability	(747,396)	(1,093,750)
Proceeds from financing liabilities	3,500,000	-
Payment of Series B dividends	-	(150,000)
Net cash provided by financing activities	512,766	17,406,477

Net decrease in cash and restricted cash	(4,931,916)	(18,815,462)

Cash and restricted cash, beginning of year	11,816,083	33,516,382

Cash and restricted cash, end of period	$6,884,167	$14,700,920

Cash	$2,713,210	$7,395,025
Restricted Cash	4,170,957	7,305,895
Total cash and restricted cash	$6,884,167	$14,700,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,739,082	$2,644,324
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$9,028,091	$-
Warrants issued in connection with financing liability	$1,666,000	$-
Proceeds from sale of assets held in escrow	$1,500,000	$-
Accrued Series B preferred stock dividends	$116,000	$116,000

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

The Company is a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, the Company owns the DoubleTree by Hilton located in downtown Canton and the Hall of Fame Village, which is a multi-use sports, entertainment, and media destination centered around the PFHOF’s campus. The Company is pursuing a differentiation strategy across three business verticals, including destination-based assets, HOF Village Media Group, LLC (“Hall of Fame Village Media”), and gaming.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1: Organization, Nature of Business, and Liquidity (continued)

Liquidity and Going Concern

The Company has sustained recurring losses through March 31, 2024 and the Company’s accumulated deficit was $231.5 million as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of March 31, 2024, the Company had approximately $2.7 million of unrestricted cash and $4.2 million of restricted cash. During the three months ended March 31, 2024, the Company used cash for operating activities of $2.5 million. The Company has approximately $90.6 million of debt coming due through May 14, 2025. In April 2024, IRG and its affiliated lenders agreed to extend the maturity of $51.6 million of principal of its debt until March 31, 2025. On May 10, 2024, the Company amended its waterpark ground lease to provide for a cure period resulting from the Company not making a payment due in May 2024 (see Note 14 Subsequent Events).

The Company expects that it will need to raise additional financing to accomplish its development plan and fund its working capital. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to meet its obligations as they come due for at least one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023, filed on March 25, 2024. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2024.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies

Reclassification

Certain financial statement line items of the Company’s historical presentation have been reclassified to conform to the corresponding financial statement line items. These reclassifications have no material impact on the historical operating loss, net loss, total assets, total liabilities, or stockholders’ equity previously reported.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions for the Company relate to credit losses, depreciation, costs capitalized to project development costs, useful lives of long-lived assets, impairment, stock-based compensation, and fair value of financial instruments (including the fair value of the Company’s warrant liability). Management adjusts such estimates when facts and circumstances dictate. Actual results could differ from those estimates.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2024 and December 31, 2023, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances as of March 31, 2024 and December 31, 2023 were $4,170,957 and $8,572,730, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Investments

The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All marketable equity and debt securities held by the Company are accounted for under ASC Topic 320, “Investments – Debt and Equity Securities.” The Company recognizes interest income on these securities ratably over their term utilizing the interest method.

As of March 31, 2024 and December 31, 2023, the Company also had $2,000,000 and $2,000,000, respectively in investments available for sale, which are marked to market value at each reporting period.

Equity Method Investments

Investments in unconsolidated affiliates, which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in equity method investment in the accompanying condensed consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in income from equity method investment in the accompanying condensed consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.

Accounts Receivable

Accounts receivable are generally amounts due under sponsorship and other agreements and are recorded at the invoiced amount. Accounts receivable are reviewed for delinquencies on a case-by-case basis and are considered delinquent when the sponsor or customer has missed a scheduled payment. Interest is not charged on delinquencies.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company reviews its Accounts Receivable on a case-by-case basis and writes off any accounts receivable for which collection efforts have been exhausted. As of March 31, 2024 and December 31, 2023, the Company has recorded an allowance for credit losses of $243,964 and $243,081, respectively.

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized to additions in project development costs during the construction period over the term of the related loans, without regard for any extension options until the project or portion thereof is considered substantially complete. Upon substantial completion of the project or portion thereof, such costs are amortized as interest expense utilizing the interest method over the term of the related loan. Any unamortized costs are shown as an offset to “Notes Payable, net” on the accompanying consolidated balance sheets.

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

The Company generates revenues from various streams such as sponsorship agreements, rents, food & beverage, events (including admissions, concessions, and parking), hotel and restaurant operations. The sponsorship arrangements, in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time, recognize revenue on a straight-line basis over the time period specified in the contract. The excess of amounts contractually due over the amounts of sponsorship revenue recognized are included in other liabilities on the accompanying consolidated balance sheets. Contractually due but unpaid sponsorship revenue are included in accounts receivable on the accompanying consolidated balance sheets. Refer to Note 6 for more details. Revenue for short-term rentals and events are recognized at the time the respective event or service has been performed. Rental revenue for long term leases is recorded on a straight-line basis over the term of the lease beginning on the commencement date.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses on the Company’s consolidated statements of operations. There were no amounts incurred for penalties and interest for the three months ended March 31, 2024 and 2023. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2020 through 2023 remain subject to examination.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Film and Media Costs

The Company capitalizes all costs to develop films and related media as an asset, included in “project development costs” on the Company’s condensed consolidated balance sheets. The costs for each film or media will be expensed over the expected release period. During the three months ended March 31, 2024 and 2023, the Company recorded $0 and $1,305,000 in film and media costs, respectively, including an impairment charge of $0 and $1,145,000, respectively. The impairment in film and media costs is included in “Impairment expense” on the Company’s condensed consolidated statements of operations.

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

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2024	December 31, 2023
Warrant liabilities – Public Series A Warrants	1	$159,000	$204,000
Warrant liabilities – Private Series A Warrants	3	-	-
Warrant liabilities – Series B Warrants	3	17,000	21,000
Fair value of aggregate warrant liabilities		$176,000	$225,000

Investments available for sale	3	$2,000,000	$2,000,000

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Series C Warrants	Total Warrant Liability
Fair value as of December 31, 2023	$204,000	$-	$21,000	-	$225,000
Change in fair value	(45,000)	-	(4,000)	-	(49,000)
Fair value as of March 31, 2024	$159,000	$-	$17,000	$-	$176,000

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024		December 31, 2023
	Private Series A Warrants	Series B Warrants	Private Series A Warrants	Series B Warrants
Term (years)	1.3	1.6	1.5	1.9
Stock price	$3.59	$3.59	$3.25	$3.25
Exercise price	$253.11	$30.81	$253.11	$30.81
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	85.19%	83.85%	88.37%	85.42%
Risk free interest rate	4.59%	4.59%	4.23%	4.23%

Number of shares	95,576	170,862	95,576	170,862

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

For the three months ended March 31, 2024 and 2023, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive.

As of March 31, 2024 and 2023, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Three Months Ended March 31,
	2024	2023
Warrants to purchase shares of Common Stock	3,683,962	2,003,649
Unvested restricted stock units to be settled in shares of Common Stock	210,200	173,450
Shares of Common Stock issuable upon conversion of convertible notes	9,990,227	3,435,659
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	2,971	2,971
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	454,408	454,545
Total potentially dilutive securities	14,341,768	6,070,274

Recent Accounting Standards

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 3: Property and Equipment

Property and equipment, net, including property and equipment held for sale consists of the following:

	Useful Life	March 31, 2024	December 31, 2023
Land		$27,651,699	$27,651,699
Land improvements	25 years	33,571,252	48,478,397
Building and improvements	15 to 39 years	345,156,756	344,006,337
Equipment	5 to 10 years	10,412,936	13,314,547
Property and equipment, gross		416,792,643	433,450,980

Less: accumulated depreciation		(75,166,540)	(76,746,918)
Property and equipment, net, including property and equipment held for sale		$341,626,103	$356,704,062

Project development costs		$69,932,439	$59,366,200

On January 11, 2024, pursuant to a membership purchase agreement dated December 22, 2023, the Company sold an 80% interest in its ForeverLawn Sports Complex. These assets qualify as “held for sale” under ASC 360 as of December 31, 2023. Therefore, the Company included the property and equipment anticipated to be sold, in the amount of $12,325,227 as “Property and equipment held for sale” on the Company’s consolidated balance sheets as of December 31, 2023.

For the three months ended March 31, 2024 and 2023, the Company recorded depreciation expense of $4,158,750 and $2,553,360, respectively. For the three months ended March 31, 2024 and 2023, the Company incurred $10,915,894 and $9,163,643 of capitalized project development costs, respectively.

For the three months ended March 31, 2024 and 2023, the Company transferred $349,655 and $6,031,376 from Project development costs to Property and Equipment, respectively.

Included in project development costs are film development costs of $200,000 and $200,000 as of March 31, 2024 and December 31, 2023, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net

Notes payable, net consisted of the following at March 31, 2024(1):

		Debt discount and deferred		Interest Rate		Maturity
	Gross	financing costs	Net	Stated	Effective	Date
Preferred equity Loan(2)	$6,800,000	$-	$6,800,000	7.00%	7.00%	Various
City of Canton Loan(3)	3,350,000	(3,861)	3,346,139	0.50%	0.53%	7/1/2027
New Market/SCF	2,999,989	-	2,999,989	4.00%	4.00%	12/30/2024
JKP Capital Loan(6)	10,404,320	(103,013)	10,301,307	12.50%	12.50%	3/31/2025
MKG DoubleTree Loan	11,000,000	-	11,000,000	10.25%	10.25%	9/13/2028
Convertible PIPE Notes	30,011,009	(3,823,616)	26,187,393	10.00%	24.40%	3/31/2025
Canton Cooperative Agreement	2,465,000	(159,645)	2,305,355	3.85%	5.35%	5/15/2040
CH Capital Loan(5)(6)	14,832,191	(146,873)	14,685,318	12.50%	12.50%	3/31/2025
Constellation EME #2(4)	2,282,162	-	2,282,162	5.93%	5.93%	4/30/2026
IRG Split Note(6)	4,887,581	(48,392)	4,839,189	12.50%	12.50%	3/31/2025
JKP Split Note(6)	4,887,581	(48,392)	4,839,189	12.50%	12.50%	3/31/2025
ErieBank Loan(7)	18,484,250	(453,451)	18,030,799	9.50%	9.74%	12/15/2034
PACE Equity Loan	8,016,152	(266,746)	7,749,406	6.05%	6.18%	7/31/2047
PACE Equity CFP	3,171,659	(24,175)	3,147,484	6.05%	6.10%	7/31/2046
CFP Loan(6)	4,574,734	(45,294)	4,529,440	12.50%	12.50%	3/31/2025
Stark County Community Foundation	5,000,000	-	5,000,000	6.00%	6.00%	5/31/2029
CH Capital Bridge Loan(6)	12,014,052	(118,954)	11,895,098	12.50%	12.50%	3/31/2025
Stadium PACE Loan	33,092,237	(601,615)	32,490,622	6.00%	6.51%	1/1/2049
Stark County Infrastructure Loan	5,000,000	-	5,000,000	6.00%	6.00%	8/31/2029
City of Canton Infrastructure Loan	5,000,000	(9,651)	4,990,349	6.00%	6.04%	6/30/2029
TDD Bonds	7,345,000	(651,291)	6,693,709	5.41%	5.78%	12/1/2046
TIF	18,075,000	(1,538,128)	16,536,872	6.375%	6.71%	12/30/2048
CH Capital Retail	10,509,115	-	10,509,115	12.5%	12.5%	12/4/2027
DoubleTree TDD	3,445,000	(665,078)	2,779,922	6.875%	8.53%	5/15/2044
DoubleTree PACE	2,715,000	-	2,715,000	6.625%	6.625%	5/15/2040
Total	$230,362,032	$(8,708,175)	$221,653,857

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Notes payable, net consisted of the following at December 31, 2023(1):

	Gross	Debt discount and deferred financing costs	Net
Preferred equity Loan(2)	$6,800,000	$-	$6,800,000
City of Canton Loan(3)	3,387,500	(4,155)	3,383,345
New Market/SCF	2,999,989	-	2,999,989
JKP Capital Loan(6)	9,982,554	-	9,982,554
MKG DoubleTree Loan	11,000,000	-	11,000,000
Convertible PIPE Notes	29,279,034	(4,721,488)	24,557,546
Canton Cooperative Agreement	2,520,000	(161,400)	2,358,600
CH Capital Loan(5)(6)	14,278,565	-	14,278,565
Constellation EME #2(4)	2,543,032	-	2,543,032
IRG Split Note(6)	4,689,449	-	4,689,449
JKP Split Note(6)	4,689,449	-	4,689,449
ErieBank Loan(7)	19,888,626	(470,357)	19,418,269
PACE Equity Loan	8,104,871	(268,042)	7,836,829
PACE Equity CFP	2,984,572	(24,878)	2,959,694
CFP Loan(6)	4,389,284	-	4,389,284
Stark County Community Foundation	5,000,000	-	5,000,000
CH Capital Bridge Loan(6)	11,426,309	-	11,426,309
Stadium PACE Loan	33,387,844	(1,123,635)	32,264,209
Stark County Infrastructure Loan	5,000,000	-	5,000,000
City of Canton Infrastructure Loan	5,000,000	(10,047)	4,989,953
TDD Bonds	7,345,000	(654,905)	6,690,095
TIF	18,100,000	(1,544,466)	16,555,534
CH Capital Retail	10,183,932	-	10,183,932
DoubleTree TDD	3,445,000	(668,696)	2,776,304
DoubleTree PACE	2,760,000	-	2,760,000
Total	$229,185,010	$(9,652,069)	$219,532,941

During the three months ended March 31, 2024 and 2023, the Company recorded amortization of note discounts and deferred financing costs of $955,322 and $855,891, respectively.

During three months ended March 31, 2024 and 2023, the Company recorded paid-in-kind interest of $2,905,941 and $1,127,491, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

See below footnotes for the Company’s notes payable:

(1)	The Company’s notes payable are subject to certain customary financial and non-financial covenants. As of March 31, 2024, the Company believes that it was in compliance with all of its notes payable covenants. Many of the Company’s notes payable are secured by the Company’s developed and undeveloped land and other assets.

(2)	The Company had 3,600 and 3,600 shares of Series A Preferred Stock outstanding and 52,800 shares of Series A Preferred Stock authorized as of March 31, 2024 and December 31, 2023, respectively. The Series A Preferred Stock is required to be redeemed for cash after five years from the date of issuance.

(3)	The Company has the option to extend the loan’s maturity date for three years, to July 1, 2030, if the Company meets certain criteria in terms of the hotel occupancy level and maintaining certain financial ratios.

(4)	The Company also has a sponsorship agreement with Constellation New Energy, Inc., the lender of the Constellation EME #2 note.

(5)	During the three months ended March 31, 2024, the Company entered into multiple amendments of its CH Capital Loan. See discussion below.

(6)	On April 7, 2024, the Company entered into an omnibus extension of multiple of its IRG and IRG-affiliated loans. See Note 14 for additional information.

(7)	On March 15, 2024, ErieBank agreed to release certain of its pledged restricted cash. See discussion below.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Accrued Interest on Notes Payable

As of March 31, 2024 and December 31, 2023, accrued interest on notes payable, were as follows:

	March 31, 2024	December 31, 2023
Preferred Equity Loan	$124,930	$5,930
City of Canton Loan	1,533	5,925
MKG DoubleTree Loan	74,772	80,144
Canton Cooperative Agreement	121,626	92,926
CH Capital Loan	61,143	4,713
ErieBank Loan	171,369	178,893
Stark County Community Foundation	80,447	-
PACE Equity Loan	84,076	204,569
PACE Equity CFP	66,139	-
CFP Loan	6,672	6,672
New Market/SCF	30,333	-
Stadium PACE Loan	172,504	166,939
TDD Bonds	99,396	-
DoubleTree PACE	60,509	15,238
DoubleTree TDD	101,975	42,764
Total	$1,257,424	$804,713

The amounts above were included in “accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

CH Capital Term Loan

On January 11, 2024, the Company amended its Term Loan Agreement with CH Capital Lending, LLC (“CH Capital”) in order to reflect the repayment of a portion of principal out of the proceeds from the sale of the Sports Complex business. The Promissory Note was amended to reflect the change to the outstanding principal balance.

On January 17, 2024, the Company amended its Term Loan Agreement with CH Capital to document a $2,200,000 advance to Borrower resulting in an increase of the principal amount of the loan to $12,751,934. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

On February 1, 2024, the Company amended its Term Loan Agreement with CH Capital to document an $800,000 advance to Borrower. To the extent monetary references in prior amendments to the underlying Note and Loan Agreement are inconsistent with monetary references in this amendment, Borrower and Lender agreed such references in prior amendments are the result of minor computational error plus the addition of accrued interest through January 31, 2024. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

On February 28, 2024, the Company amended its Term Loan Agreement with CH Capital to document a $726,634 advance to Borrower resulting in an increase of the principal amount of the loan to $14,417,076. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

IRG Loan Amendments

On January 30, 2024, the Company provided timely notice of its intention to exercise the option to extend the maturity date of the IRG Debt Instruments. On April 7, 2024, the Company entered into a formal omnibus extension of certain debt instruments, effective March 31, 2024 (“Omnibus Extension”) with CH Capital Lending, LLC, a Delaware limited liability company (“CHCL”), IRG, LLC, a Nevada limited liability company (“IRGLLC”), JKP Financial, LLC, a Delaware limited liability company (“JKP”), and Midwest Lender Fund, LLC, a Delaware limited liability company (“MLF” individually; IRGLLC, CHCL, JKP, and MLF referred to collectively as “Lenders”). The impacted agreements include the following, as amended from time to time (collectively, “IRG Debt Instruments”):

-	CH Capital Note

-	IRG Split Note

-	JKP Split Note

-	JKP Capital Loan

-	CFP Note

Stuart Lichter, a director of the Company, is President of IRGLLC and MLF and a director of CHCL.

Pursuant to the Omnibus Extension, the parties agreed (i) to modify the maturity date for the IRG Debt Instruments from March 31, 2024 to March 31, 2025; (ii) Borrower will pay Lenders an extension fee equal to one percent (1%) of the outstanding principal balance for each of the IRG Debt Instruments, such fee to be capitalized and added to the outstanding principal balance for each instrument; and (iii) all interest due on the IRG Debt Instruments shall continue to accrue until the extended maturity date at the rates set forth and subject to all other terms and conditions of the respective debt instruments. See Note 14 for additional information.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

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

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of March 31, 2024 are as follows:

For the years ending December 31,	Amount
2024 (nine months)	$4,275,952
2025	86,355,474
2026	4,058,147
2027	17,637,809
2028	13,730,685
Thereafter	104,303,965
Total Gross Principal Payments	$230,362,032

Less: Debt discount and deferred financing costs	(8,708,175)
Total Net Principal Payments	$221,653,857

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity

2020 Omnibus Incentive Plan

On July 1, 2020, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 82,397 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by 181,818 the number of shares of Common Stock, that will be available for issuance under the 2020 Omnibus Incentive Plan. On June 7, 2023, the Company’s stockholders further approved an amendment to increase by 275,000 the number of shares available under the 2020 Omnibus Incentive Plan. As of March 31, 2024, 101,006 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Hall of Fame Resort & Entertainment Company 2023 Inducement Plan

On January 24, 2023, the Company’s board of directors adopted the Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (the “Inducement Plan”).  The Inducement Plan is not subject to stockholder approval.  The aggregate number of shares of Common Stock that may be issued or transferred pursuant to awards covered by the Plan (including existing inducement awards amended to be subject to the Inducement Plan) is 110,000.  Awards covered by the Inducement Plan include only inducement grants under Nasdaq Listing Rule 5635(c)(4). As of March 31, 2024, 76,674 shares remained available for issuance under the Inducement Plan.

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

The Underwriting Agreement requires that we not issue any shares of our Common Stock for 90 days after October 11, 2023, subject to certain exceptions, and as a result, we have suspended sales pursuant to our ATM under our Equity Distribution Agreement during such period.

On April 8, 2024, the Company and Wedbush Securities Inc. and Maxim Group LLC entered into an Amendment No. 2 to the Equity Distribution Agreement, which was effective immediately and increased the compensation to which the Agents are entitled from up to 2.0% to up to 4.0% of the aggregate gross offering proceeds of the shares of Common Stock sold pursuant to the equity distribution agreement.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Units

During the three months ended March 31, 2024, the Company granted an aggregate of 181,781 Restricted Stock Units (“RSUs”) to its employees and directors, of which 174,824 were granted under the 2020 Omnibus Incentive Plan and 6,957 were granted under the HOFV 2023 Inducement Plan. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which approximated $3.21 per share for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

The Company’s activity in RSUs was as follows for the three months ended March 31, 2024:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2024	126,350	$17.54
Granted	181,781	$3.21
Vested	(73,089)	$20.94
Forfeited	(24,842)	$10.98
Non–vested at March 31, 2024	210,200	$4.73

For the three months ended March 31, 2024 and 2023, the Company recorded $181,768 and $600,377, respectively, in stock-based compensation expense related to restricted stock units. Stock-based compensation expense is a component of “Operating expenses” in the consolidated statements of operations. As of March 31, 2024, unamortized stock-based compensation costs related to restricted stock units were $826,693 and will be recognized over a weighted average period of 1.0 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Issuance of Performance Stock Units

During the three months ended March 31, 2024, the Company did not grant any Performance Stock Units (“PSUs”) under the 2020 Omnibus Incentive Plan. The PSUs were valued at the value of the Company’s Common Stock on the date of grant, which approximated $9.62 per share for these awards. The PSUs were scheduled to vest upon the achievement of certain performance targets during the year ended December 31, 2023 and certification by the compensation committee in early 2024. In accordance with ASC 718, the Company expensed the portion of the PSUs which were probable to vest.

The Company’s activity in PSUs was as follows for the three months ended March 31, 2024:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2024	88,965	$9.62
Granted	-
Vested	-
Forfeited	(88,965)	$9.62
Non–vested at March 31, 2024	-

During January 2024, the Company determined that none of the performance criteria were met, and the entire PSU award was forfeited. For the three months ended March 31, 2024, the Company recorded a reversal of $85,299 due to the forfeiture of the PSU’s and for the three months ended March 31, 2023, the Company recorded $0, in stock-based compensation expense related to performance stock units. Stock-based compensation expense is a component of “Operating expenses” in the consolidated statements of operations. As of March 31, 2024, unamortized stock-based compensation costs related to performance stock units was $0.

Warrants

The Company’s warrant activity was as follows for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2024	2,793,649	$107.99	2.68	$-
Granted	890,313	$2.81
Outstanding – March 31, 2024	3,683,962	$82.57	2.55	$694,444
Exercisable – March 31, 2024	3,683,962	$82.57	2.55	$694,444

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Amended and Restated Series C Warrants

On March 1, 2022, in connection with the amendment to the IRG Split Note, the Company amended its Series C Warrants to extend the term of the Series C Warrants to March 1, 2027. The exercise price of $30.80 per share was not amended, but the amendments subject the exercise price to a weighted-average antidilution adjustment. The amendments also remove certain provisions regarding fundamental transactions, which subsequently allowed the Series C Warrants to be derecognized as a liability and classified as equity.

The Company accounted for this modification as a cost of the IRG Split Note, whereby the Company calculated the incremental fair value of the Series C Warrants and recorded them as a discount against the IRG Split Note.

On November 7, 2022, the Company further amended the Series C Warrants to reduce the exercise price to $12.77 per share as part of the IRG Letter Agreement. See Note 4 for additional information.

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

Amended and Restated Series D Warrants issue to CH Capital Lending

On March 1, 2022, in connection with the amendment to the CH Capital Loan, the Company amended the Series D Warrants issued to CH Capital Lending to extend the term of such Series D Warrants to March 1, 2027. The exercise price of $151.80 per share was not amended, but the amendments subject the exercise price to a weighted-average antidilution adjustment.

On November 7, 2022, the Company further amended the Series D Warrants to reduce the exercise price to $12.77 per share as part of the IRG Letter Agreement. See Note 4 for additional information.

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

Note 5: Stockholders’ Equity (continued)

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

Note 6: Sponsorship Revenue and Associated Commitments

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

As of March 31, 2024, scheduled future cash to be received under the agreements, are as follows:

Year ending December 31,

2024 (nine months)	$1,094,025
2025	2,101,327
2026	1,890,839
2027	1,317,265
2028	1,257,265
Thereafter	1,257,265
Total	$8,917,986

As services are provided, the Company is recognizing revenue on a straight-line basis over the expected term of the agreement. During the three months ended March 31, 2024 and 2023, the Company recognized $859,731 and $673,475 of net sponsorship revenue, respectively.

Note 7: Other Commitments

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024, unless otherwise extended. For the three months ended March 31, 2024 and 2023, the Company incurred $35,109 and $45,500, respectively in management fees.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 7: Other Commitments (continued)

Management Agreement with Shula’s Steak Houses, LLLP

On October 7, 2020, the Company entered into a management agreement with Shula’s Steak Houses, LLLP (“Shula’s”). The Company appointed and engaged Shula’s to develop, operate and manage the Don Shula’s American Kitchen restaurant. The initial term of the agreement is for a period of ten years or October 7, 2030. For the three months ended March 31, 2024 and 2023, the Company incurred $24,374 and $0, respectively in management fees.

Constellation EME Express Equipment Services Program

On February 1, 2021, the Company entered into a contract with Constellation whereby Constellation will sell and/or deliver materials and equipment purchased by the Company. The Company is required to maintain an escrow account held by Constellation, representing adequate assurance of future performance. Constellation will invoice the Company in 60 monthly installments, which began in April 2021 for $103,095. Additionally, the Company has one note payable with Constellation. See Note 4 for additional information.

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

As part of this agreement, the Company will receive a limited equity interest in BETR and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing. The limited equity interest was in the form of penny warrants initially valued at $4,000,000 at the grant date. The grant date value of these warrants was recorded as deferred revenue (within “Other liabilities” on the consolidated balance sheets) and will be amortized over the life of the sports betting agreement. At March 31, 2024 and December 31, 2023, the amount remaining in deferred revenue was $3,500,000 and $3,600,000, respectively. The Company is also recognizing the change in fair value of the warrants under “Change in fair value of investments available for sale” on the consolidated statements of operations.

On November 2, 2022, the Company secured conditional approval from the state for mobile and retail sports betting. The Ohio Casino Control Commission provided the required authorization for HOFV to gain licensing for a physical sports betting operation – called a sportsbook – as well as an online sports betting platform, under Ohio’s sports betting law H.B.29. As of January 1, 2023, sports betting is legal in Ohio for anyone in the state that is of legal betting age. The conditional approval required that the Company accept bets under both the mobile and retail sports books prior to December 31, 2023.  The Company satisfied that condition for the mobile sports book.  However, the Company does not currently have a sports betting partner for its retail sports book.  In November 2023, Ohio granted an extension to June 30, 2024 for all retail license holders.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 7: Other Commitments (continued)

Other Liabilities

Other liabilities consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Activation fund reserves	$243,661	$126,685
Deferred revenue	8,150,932	5,441,640
Deposits and other liabilities	463,906	290,357
Total	$8,858,499	$5,858,682

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

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Due to IRG Member	$1,961,221	$1,127,390
Due to PFHOF	765,585	166,484
Total	$2,726,806	$1,293,874

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

As of March 31, 2024 and 2023, PFHOF owed the Company $75,027 and $10,049, respectively, which is included in “Accounts Receivable, net” on the accompanying consolidated balance sheets.

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

The future minimum payments under this agreement as of March 31, 2024 are as follows:

For the years ending March 31,	Amount
2024 (nine months)	$600,000
2025	600,000
2026	600,000
2027	600,000
2028	750,000
Thereafter	6,000,000
Total Gross Principal Payments	$9,150,000

During the three months ended March 31, 2024 and 2023, the Company paid $0 and $300,000 of the annual license fee, respectively. The Company is in discussions with PFHOF regarding potential modifications to the Global License Agreement to help ensure alignment between usage and fees.

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

Note 10: Concentrations

For the three months ended March 31, 2024, two customers represented approximately 34.0% and 31.5% of the Company’s sponsorship revenue. For the three months ended March 31, 2023, two customers represented approximately 42.9% and 18.5% of the Company’s sponsorship revenue. No other customers exceeded 10% of sponsorship revenue in 2024 and 2023.

As of March 31, 2024, four customers represented approximately 24.3%, 19.4%, 13.6% and 11.1% of the Company’s sponsorship accounts receivable. As of March 31, 2023, one customer represented approximately 83.5% of the Company’s sponsorship accounts receivable. No other customers exceeded 10% of outstanding accounts receivable as of March 31, 2024 and 2023.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 11: Leases (continued)

Balance sheet information related to our leases is presented below:

	March 31,	December 31,
	2024	2023
Operating leases:
Right-of-use assets	$7,274,397	$7,387,693
Lease liability	3,321,009	3,440,630

Other information related to leases is presented below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease cost	$124,429	$128,143
Other information:
Operating cash flows from operating leases	76,608	78,508
Weighted-average remaining lease term – operating leases (in years)	90.6	91.2
Weighted-average discount rate – operating leases	10.0%	10.0%

As of March 31, 2024, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2024 (nine months)	$229,820
2025	304,603
2026	301,400
2027	301,400
2028	328,600
Thereafter	39,116,467
Total future minimum lease payments, undiscounted	40,582,290
Less: imputed interest	(37,261,281)
Present value of future minimum lease payments	$3,321,009

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 11: Leases (continued)

Lessor Commitments

As of March 31, 2024 and December 31, 2023, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries.

Property and equipment currently under lease consists of the following:

	March 31, 2024	December 31, 2023
Land	$5,067,746	$5,067,746
Land improvements	189,270	189,270
Building and improvements	72,515,037	71,160,127
Equipment	2,786,805	2,802,324
Property and equipment, gross	80,558,858	79,219,467

Less: accumulated depreciation	(5,945,920)	(5,056,214)
Property and equipment, net	$74,612,938	$74,163,253

Certain of the Company’s lease arrangements have a base rent component plus a component of lease income that is variable based on the respective tenant’s sales performance.

Lease revenue is included in “Event, rents, restaurant, and other revenues” in the consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company recorded $641,577 and $94,540 of lease revenue, respectively. The future minimum lease revenue under these leases, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:

2024 (nine months)	$874,956
2025	1,174,695
2026	1,184,837
2027	1,170,697
2028	1,002,686
Thereafter	4,216,921
Total	$9,624,792

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

On February 23, 2024, the Company entered into a first amendment to lease agreement with Oak Street to amend the existing waterpark ground lease to reflect: (a) Landlord’s tenant allowance for the benefit of the Company in the amount of $2,500,000; (b) an increase in the base rent; (c) the Company’s pledge pursuant to a pledge agreement of its twenty percent (20%) beneficial membership interest in Sandlot HOFV Canton SC, LLC (“Sports Complex Entity”); and (d) the Company’s issuance of a Series H Common Stock Purchase Warrant to Landlord to purchase 890,313 shares of the Company’s common stock, par value $0.0001 per share. The Company recorded the fair value of the warrant as a discount against the Company’s financing liability.

On February 29, 2024, the Company entered into a second amendment to lease agreement with Landlord to memorialize: (a) Landlord’s forbearance of base rent due for March and April of 2024, which shall be due on May 1, 2024; and (b) Landlord’s allowance for the benefit of the Tenant of $1,000,000.

On May 10, 2024, the parties entered into a third amendment to the lease agreement. See Note 14 – Subsequent Events.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 12: Financing Liability (continued)

As of March 31, 2024, the carrying value of the financing liability was $65,867,451, representing $2,324,731,722 in remaining payments under the leases, net of a discount of $2,258,864,271. The lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

As of March 31, 2023, the carrying value of the financing liability was $60,675,230, representing $2,202,986,526 in remaining payments under the leases, net of a discount of $2,142,311,296. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability, for the years ending December 31 are as follows:

2024 (nine months)	$4,181,246
2025	6,179,956
2026	6,328,158
2027	6,479,940
2028	6,635,387
Thereafter	2,294,927,035
Total Minimum Liability Payments	2,324,731,722
Imputed Interest	(2,258,864,271)
Total	$65,867,451

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 13: Disposition

On January 11, 2024, HOF Village completed the sale to Sandlot Facilities, LLC (“Sandlot”) for a $10 million purchase price, subject to adjustment, of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC (“Sports Complex Newco”), to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business prior to closing. The transaction occurred pursuant to the terms of the Membership Interest Purchase Agreement, dated December 22, 2023 (the “Purchase Agreement”), among the Company, HOF Village, Sandlot and Sandlot Youth Sports Holdings, LLC. Under the Purchase Agreement, Sandlot held back $1.5 million of the Purchase Price (which is included in “Prepaid expenses and other assets” on the Company’s condensed consolidated balance sheets) to secure certain indemnification obligations of the Company and HOF Village, which holdback will be released by Sandlot for the benefit of HOF Village in three $500,000 increments at 6, 12 and 18 months after the January 11, 2024 closing date of the Transaction, subject to post-closing adjustment of the Purchase Price and any indemnification claims pursuant to the Purchase Agreement.

In connection with this transaction, the Company recognized a loss on the sale of the sports complex of $140,041, as follows:

Purchase price	$10,000,000
Working capital adjustment	(214,222)
Net purchase price	9,785,778

Less: transaction costs	(159,144)
Less: book value of net assets sold	(12,213,120)
Plus: investment retained	2,446,445
Loss on sale	$(140,041)

The Company will account for the remaining investment in the sports complex as an equity-method investment and record its share of profit or loss as “income/(loss) from equity method investment” on its condensed consolidated statements of operations.

Note 14: Subsequent Events

Subsequent events have been evaluated through May 14, 2024, the date the consolidated financial statements were issued.

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

Second and Third Amendment to the Waterpark Ground Lease

On February 29, 2024, HOF Village Waterpark, LLC, as tenant (“Waterpark”), HOF Village Newco, LLC, as guarantor and pledgor, and HOF Village Stadium, LLC, as mortgagor, entered into a second amendment (the “Second Amendment”) to the ground lease agreement for the waterpark with HFAKOH001 LLC (“Landlord”), an affiliate of Blue Owl Real Estate Capital, LLC, to memorialize, among other things, Landlord’s forbearance of base rent due for March and April of 2024, which was due on May 1, 2024. Under the Second Amendment, there is no notice or cure period for the rent payment due on May 1, 2024. On May 10, 2024, the parties entered into a third amendment to the lease agreement (as amended, “Waterpark Ground Lease”), to remove a sentence, effective May 1, 2024, that provided there shall be no notice or cure period for deferred rent due on May 1, 2024. Waterpark has not paid the deferred base rent of $1,197,907 due May 1, 2024, which upon written notice from the Landlord, and after Waterpark’s failure to cure within three days, would be an event of default under the Waterpark Ground Lease and would give Landlord the option to, among other things, and to the extent permitted by applicable law, accelerate and recover all remaining payments owed under the Waterpark Ground Lease. We are in negotiations with the Landlord and believe that we will be able to negotiate an amendment that provides for extending the base rent forbearance payment date under the Waterpark Ground Lease or similar. However, until such time that an amendment is executed, we can provide no assurance that we will be successful in these efforts.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “will,” “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “strategy,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Factors that could cause or contribute to our results differing materially from those expressed or implied by forward–looking statements include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024, and in our reports subsequently filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Unless the context otherwise requires, the “Company”, “we,” “our,” “us” and similar terms refer to Hall of Fame Resort & Entertainment Company, a Delaware corporation.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2023, filed with the SEC and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

Business Overview

We are a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). We have created a diversified set of revenue streams through the development of themed attractions, premier entertainment programming and sponsorships. We continue to pursue a diversified strategy across three business verticals, including destination-based assets, the Media Company (defined below), and gaming. Headquartered in Canton, Ohio, we own the Hall of Fame Village, which is a multi-use sports and entertainment destination centered around the PFHOF’s campus and the DoubleTree by Hilton located in downtown Canton.

The strategic plan for Hall of Fame Village involves three phases: Phase I, Phase II, and Phase III. Phase I of the Hall of Fame Village is operational, consisting of the Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex (ownership reduced to 20% as of January 11, 2024), and HOF Village Media Group, LLC (“Hall of Fame Village Media” or the “Media Company”) and gaming (“Gold Summit Gaming”). The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the National Football League (“NFL”) Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. The ForeverLawn Sports Complex hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer.

Hall of Fame Village Media leverages the sport of professional football to produce exclusive programming. Hall of Fame Village Media has created short-form and long-form media entertainment through multiple distribution channels. This includes The Perfect Ten, Inspired, The GOAT Code, and Next Man Up: NFL Alumni Academy.

Gold Summit Gaming has procured licenses through the State of Ohio for both a physical sports betting operation and online sports betting platform. We have entered into an agreement with BETR as our Mobile Management Services Provider. In addition, the gaming vertical hosts multiple eSports tournaments within the destination along with other types of gaming tournaments.

We have developed new hospitality, attractions, and corporate assets as part of our Phase II development plan. Phase II components of the Hall of Fame Village include the Constellation Center for Excellence (an office building including retail and meeting space, that opened in November 2021), the Center for Performance (a convention center/field house, that opened in August of 2022), the Play Action Plaza (completed in August of 2022), and the Fan Engagement Zone (Retail Promenade), core and shell for Retail I was completed in August of 2022 and the core and shell of Retail II was completed in November of 2022, two hotels (one on campus, to be constructed, and one in downtown Canton that opened in November 2020), and the Gameday Bay Waterpark (currently under construction). Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

Key Components of the Company’s Results of Operations

Revenue

We generate revenue from various streams such as sponsorship agreements, rents, events, exclusive programming, attractions and hotel and restaurant operations. The sponsorship arrangements, in which the customer sponsors an asset or event and receives specified brand recognition and other benefits over a set period of time, recognize revenue on a straight-line basis over the time period specified in the contract. Revenue for rents, cost recoveries, and events are recognized at the time the respective event or service has been performed. Rental revenue for long term leases is recorded on a straight-line basis over the term of the lease beginning on the commencement date.

Our owned hotel revenues primarily consist of hotel room sales, revenue from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales, and other ancillary goods and services (e.g., parking) related to owned hotel property and events. Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided.

Restaurant revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes.

Our media content and distribution revenue is recognized as content is released. And our gaming license revenue is recognized over the term of the license agreement.

We expect our revenues to continue to increase as we add in additional events and open our Gameday Bay Waterpark (under construction) and Hilton Tapestry Hotel (to be constructed).

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

Our operating expenses include the costs associated with running and maintaining operational entertainment and destination assets such as the Tom Benson Hall of Fame Stadium, Center for Excellence, Center for Performance and Play Action Plaza along with management and professional fees. Factors that will contribute to increased operating expenses include: more of our Phase II assets becoming operational, the addition of events for top performers, and sporting events.

Our depreciation expense includes the related costs of owning and operating significant property and entertainment assets. These expenses have grown through completion of the Phase I and Phase II development.

Recent Developments

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

Amendment Number 11 to Term Loan Agreement

On January 17, 2024, the Company amended its Term Loan Agreement with CH Capital Lending, LLC to document a $2,200,000 advance to Borrower resulting in an increase of the principal amount of the loan to $12,751,934. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

Amendment Number 12 to Term Loan Agreement

On February 1, 2024, the Company amended its Term Loan Agreement with CH Capital Lending, LLC to document an $800,000 advance to Borrower resulting in an increase of the principal amount of the loan to $13,690,442. To the extent monetary references in prior amendments to the underlying Note and Loan Agreement are inconsistent with monetary references in this amendment, Borrower and Lender agreed such references in prior amendments are the result of minor computational error plus the addition of accrued interest through January 31, 2024. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

Amendment Number 13 to Term Loan Agreement

On February 28, 2024, the Company amended its Term Loan Agreement with CH Capital Lending, LLC to document a $726,634 advance to Borrower resulting in an increase of the principal amount of the loan to $14,417,076. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

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

Second and Third Amendment to the Waterpark Ground Lease

On February 29, 2024, HOF Village Waterpark, LLC, as tenant (“Waterpark”), HOF Village Newco, LLC, as guarantor and pledgor, and HOF Village Stadium, LLC, as mortgagor, entered into a second amendment (the “Second Amendment”) to the ground lease agreement for the waterpark with HFAKOH001 LLC (“Landlord”), an affiliate of Blue Owl Real Estate Capital, LLC, to memorialize, among other things, Landlord’s forbearance of base rent due for March and April of 2024, which was due on May 1, 2024. Under the Second Amendment, there is no notice or cure period for the rent payment due on May 1, 2024. On May 10, 2024, the parties entered into a third amendment to the lease agreement (as amended, “Waterpark Ground Lease”), to remove a sentence, effective May 1, 2024, that provided there shall be no notice or cure period for deferred rent due on May 1, 2024. Waterpark has not paid the deferred base rent of $1,197,907 due May 1, 2024, which upon written notice from the Landlord, and after Waterpark’s failure to cure within three days, would be an event of default under the Waterpark Ground Lease and would give Landlord the option to, among other things, and to the extent permitted by applicable law, accelerate and recover all remaining payments owed under the Waterpark Ground Lease. We are in negotiations with the Landlord and believe that we will be able to negotiate an amendment that provides for extending the base rent forbearance payment date under the Waterpark Ground Lease or similar. However, until such time that an amendment is executed, we can provide no assurance that we will be successful in these efforts.

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

Amendment No. 2 to the Equity Distribution Agreement

On April 8, 2024, the Company and Wedbush Securities Inc. (“Wedbush”) and Maxim Group LLC (“Maxim” and, together with Wedbush, the “Agents”) entered into an Amendment No. 2 to the Equity Distribution Agreement, dated as of September 30, 2021, as amended by Amendment No. 1 dated October 6, 2023, among the Company and Wedbush and Maxim (the “Equity Distribution Agreement Amendment”) pursuant to which the Company may offer and sell shares of Common Stock from time to time through Wedbush and Maxim in an “at the market offering” (the “ATM Facility”). The Equity Distribution Agreement Amendment was effective immediately and increased the compensation to which the Agents are entitled from up to 2.0% to up to 4.0% of the aggregate gross offering proceeds of the shares of Common Stock sold pursuant to the equity distribution agreement. As part of the Equity Distribution Agreement Amendment, the Company also agreed to reimburse the Agents for certain specified expenses, including the reasonable fees and disbursements of its legal counsel not to exceed an agreed upon cap. The Company will have the ability to offer and sell the remaining shares of Common Stock that are covered by the ATM Facility having a maximum aggregate gross sales price of up to $14,661,873.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended March 31, 2024 and the comparable period in 2023:

	For the Three Months Ended March 31,
	2024	2023
Revenues
Sponsorships, net of activation costs	$859,731	$673,475
Event, rents, restaurant and other revenue	2,054,877	908,312
Hotel revenues	1,276,707	1,538,646
Total revenues	4,191,315	3,120,433

Operating expenses
Operating expenses	6,150,364	12,528,716
Hotel operating expenses	974,432	1,459,203
Impairment expense	-	1,145,000
Depreciation expense	4,158,750	2,553,360
Total operating expenses	11,283,546	17,686,279

Loss from operations	(7,092,231)	(14,565,846)

Other income (expense)
Interest expense, net	(6,521,534)	(3,632,637)
Amortization of discount on note payable	(955,322)	(855,891)
Change in fair value of warrant liability	49,000	(238,000)
Change in fair value of interest rate swap	-	(100,000)
Loss on sale of asset	(140,041)	-
Income from equity method investments	29,952	-
Total other expense	(7,537,945)	(4,826,528)

Net loss	$(14,630,176)	$(19,392,374)

Preferred stock dividends	(266,000)	(266,000)
Loss attributable to non-controlling interest	8,588	48,577

Net loss attributable to HOFRE stockholders	$(14,887,588)	$(19,609,797)

Net loss per share, basic and diluted	$(2.30)	$(3.48)

Weighted average shares outstanding, basic and diluted	6,486,044	5,629,086

Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

Sponsorship Revenues

Sponsorship revenues totaled $859,731 for the three months ended March 31, 2024, as compared to $673,475 for the three months ended March 31, 2023, representing an increase of $186,256, or 27.7%. This increase was primarily driven by additional sponsorships and a change in the mix of the Company’s sponsorships.

Event, rents, restaurant and other revenues

Revenue from event, rents, restaurant and other revenues was $2,054,877 for the three months ended March 31, 2024, compared to $908,312 for the three months ended March 31, 2023, for an increase of $1,146,565, or 126.2%. The increase was primarily due to an increase in revenue from food & beverage sales, short- and long-term rentals, and parking.

Hotel Revenues

Hotel revenue was $1,276,707 for the three months ended March 31, 2024, compared to $1,538,646 from the three months ended March 31, 2023 for a decrease of $261,939, or 17.0%. This decrease was driven by a decrease in hotel occupancy and lower average daily rate at the hotel.

Operating Expenses

Operating expense was $6,150,364 for the three months ended March 31, 2024, compared to $12,528,716 for the three months ended March 31, 2023, for a decrease of $6,378,352, or 50.9%. This decrease was primarily driven by a decrease in production fees for our events and media productions, a decrease in personnel and related benefits costs, as well as a decrease in professional fees.

Hotel Operating Expenses

Hotel operating expense was $974,432 for the three months ended March 31, 2024, compared to $1,459,203 for the three months ended March 31, 2023, for a decrease of $484,771, or 33.2%. This decrease was primarily driven by a decrease in hotel occupancy.

Impairment Expense

Impairment expense was $0 for the three months ended March 31, 2024, compared to $1,145,000 for the three months ended March 31, 2023. The impairment expense for 2023 was due to an impairment of the film costs.

Depreciation Expense

Depreciation expense was $4,158,750 for the three months ended March 31, 2024, compared to $2,553,360 for the three months ended March 31, 2023, for an increase of $1,605,390, or 62.9%. The increase in depreciation expense is primarily the result of the completion of additional major assets being put into service.

Interest Expense

Total interest expense was $6,521,534 for the three months ended March 31, 2024, compared to $3,632,637 for the three months ended March 31, 2023, for an increase of $2,888,897, or 79.5%. The increase in total interest expense was primarily due to an increase in the amount of total debt outstanding, a decrease in the proportion of debt that is capitalized for ongoing construction projects.

Amortization of Debt Discount

Total amortization of debt discount was $955,322 for the three months ended March 31, 2024, compared to $855,891 for the three months ended March 31, 2023, for an increase of $99,431, or 11.6%. The increase is primarily due to additional debt.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability was $49,000 for the three months ended March 31, 2024, compared to $238,000 for the three months ended March 31, 2023, for an increase of $287,000 or 120.6%. The increase in change in fair value of warrant liability was due primarily to a change in our stock price.

Change in Fair Value of Interest Rate Swap

The change in fair value of interest rate swap was $0 and $100,000 for the three months ended March 31, 2024 and 2023, respectively. The decrease was due to the change in fair value of the interest rate swap entered into in connection with an agreement with Huntington Bank.

Loss on sale of asset

The loss on sale of asset was $140,041 for the three months ended March 31, 2024, compared to $0 for the three months ended March 31, 2023. The loss on sale of asset was due to the Sandlot arrangement, which was entered into on January 11, 2024.

Income from equity method investments

The income from equity method investments was $29,952 for the three months ended March 31, 2024, compared to $0 for the three months ended March 31, 2023. The income from equity method investments was due to the Sandlot arrangement, which was entered into on January 11, 2024.

Liquidity and Capital Resources

We have sustained recurring losses through March 31, 2024, and our accumulated deficit was $231.5 million as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of March 31, 2024, we had approximately $2.7 million of unrestricted cash and $4.2 million of restricted cash. Through May 14, 2025, we have $90.6 million in debt principal payments coming due. During the three months ended March 31, 2024, the Company used cash for operating activities of $2.5 million. On May 10, 2024, the Company amended its waterpark ground lease to provide for a cure period resulting from the Company not making a payment due in May 2024.

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

Cash Flows

Since inception, we have primarily used our available cash to fund our project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
Cash (used in) provided by:
Operating Activities	$(2,476,875)	$(11,542,932)
Investing Activities	(2,967,807)	(24,679,007)
Financing Activities	512,766	17,406,477
Net decrease in cash and restricted cash	$(4,931,916)	$(18,815,462)

Cash Flows for the Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

Operating Activities

Net cash used in operating activities was $2.5 million for the three months ended March 31, 2024, a decrease of $9.1 million from the same period in the prior year. The decrease in cash used in operating activities was primarily attributable to a $4.7 million decrease in net loss between the two periods.

Investing Activities

Net cash used in investing activities was $3.0 million during the three months ended March 31, 2024, a decrease of $21.7 million from the same period last year. The decrease was attributable to $15 million invested in treasury bills during the three months ended March 31, 2023, an increase of $1.4 million in capital spending on project development, offset by an increase $8.1 million received from the sale of assets.

Financing Activities

Net cash provided by financing activities was $0.5 million during the three months ended March 31, 2024, a decrease of $16.9 million from the same period last year. The decrease was primarily attributable to a decrease of $11.8 million in notes payable proceeds, an increase of $10.6 million in repayments of notes payable, offset by $3.5 million in proceeds from our financing liability.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

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

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2023, we concluded there was a material weakness in our internal control over financial reporting related to the precise and timely review and analysis of information used to prepare our financial statements and disclosures in accordance with U.S. GAAP. We are taking steps to remediate this material weakness in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate the material weakness.

Because of the material weakness in our internal control over financial reporting as previously disclosed, our principal executive officer and interim principal accounting officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our principal executive officer and interim principal accounting officer, have concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, the Company put into effect additional controls to remediate the Company’s material weakness and put into place a plan to test those additional controls. There have been no other changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

During the normal course of its business, the Company is subject to occasional legal proceedings and claims. The Company does not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition, or cash flows.

Item 1A. Risk factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2023, other than:

Our director Stuart Lichter and certain of his affiliates that hold securities of the Company disclosed in a Schedule 13D amendment they are exploring the possibility of making a proposal to effect an extraordinary corporate transaction with the Company, such as a merger, reorganization or go-private transaction, restructuring of the Company’s debt, or other material changes to the Company’s business or corporate and financial structure.

Our director Stuart Lichter and certain of his affiliates that hold securities of the Company (the “Schedule 13D Reporting Persons”) disclosed in a Schedule 13D amendment filed with the SEC on May 2, 2024, that they, working with advisors, are presently engaging in discussions with the Company, other stockholders, lenders and/or other persons to explore the possibility of making a proposal to effect an extraordinary corporate transaction, such as a merger, reorganization or go-private transaction, restructuring of the Company’s debt, or other material changes to the Company’s business or corporate and financial structure.

No assurances can be given regarding the terms and details of any proposal that is made by the Schedule 13D Reporting Persons, that any proposal will be made by the Schedule 13D Reporting Persons or any affiliated person or group, that any proposal made by the Schedule 13D Reporting Persons regarding a proposed transaction will be accepted by the Company and/or stockholders of the Company, that definitive documentation relating to any such transaction will be executed, or that a transaction will be consummated in accordance with that documentation, if at all.

Depending on various factors, including the Company’s financial position, strategic direction and competitive position, actions taken by the Board, price levels of the Company’s securities, strategic options available to the Company, other investment opportunities available to the Schedule 13D Reporting Persons, conditions in the securities markets and general economic and industry conditions, the Schedule 13D Reporting Persons may take such actions with respect to the investment in the Company as the Schedule 13D Reporting Persons deem appropriate. As disclosed by the Scheduled 13D Reporting Persons in their Schedule 13D amendment, these actions may include: (i) proposing or considering an extraordinary transaction with the Company as described above; (ii) acquiring additional shares of Common Stock and/or other equity, debt, notes, other securities, or derivative or other instruments that are based upon or relate to securities of the Company (collectively, “Securities”) in the open market or otherwise; (iii) disposing of any or all of their Securities in the open market or otherwise; (iv) engaging in hedging or similar transactions with respect to the Securities; or (v) or one or more of the other actions described in subsections (a) through (j) of Item 4 of Schedule 13D.

Although the foregoing reflects the present plans disclosed by the Schedule 13D Reporting Persons in their Schedule 13D amendment, the foregoing is subject to change at any time, and the Schedule 13D Reporting Persons may change their plans and intentions with respect to the Company and the Securities, including in connection with any of the discussions and evaluations of the Company and its business described.

Speculation regarding the outcome of the Schedule 13D Reporting Persons’ evaluation creates uncertainty for our visitors, partners and employees, which could negatively impact operations, make it difficult to attract and retain employees and distract management’s focus from executing on other strategic initiatives.

Item 2. Unregistered sales of equity securities and use of proceeds

January 11, 2024, Amendment of 2020 Convertible Term Loan to Advance $4,400,000

On January 11, 2024, the Company, HOF Village and HOFV YF entered into Amendment Number 10 to Term Loan Agreement (“Amendment Number 10”) with CH Capital Lending, LLC (“CHCL), an affiliate of our director Stuart Lichter, which amends that Term Loan Agreement dated December 1, 2020, as previously amended (the “2020 Convertible Term Loan”). Amendment Number 10, among other things, memorializes (i) the outstanding principal amount of $6,142,308 after applying proceeds from the Transaction and (ii) adding $4,400,000 back to the outstanding principal amount for funds immediately advanced to the Company, resulting in a new principal loan amount of $10,542,308, which is also reflected in a Second Amendment to Second Amended and Restated Secured Cognovit Promissory Note under the 2020 Convertible Term Loan. The 2020 Convertible Term Loan is convertible into shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at a conversion price equal to $3.64 pers share. The amendment of the 2020 Convertible Term Loan to advance additional principal is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) under the Securities Act.

On January 11, 2024, HOF Village completed the sale to Sandlot Facilities, LLC for a $10 million purchase price, subject to adjustment, of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC, to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business prior to closing (the “Transaction”).

January 17, 2024, Amendment of 2020 Convertible Term Loan to Advance $2,200,000

On January 17, 2024, the Company and HOF Village entered into Amendment Number 11 to Term Loan Agreement (“Amendment Number 11”) with CHCL, which amends the 2020 Convertible Term Loan. Amendment Number 11 was entered to advance $2,200,000 to the Company resulting in an increase of the principal amount of the loan to a total of $12,751,934, which is also reflected in a Third Amendment to Second Amended and Restated Secured Cognovit Promissory Note. The 2020 Convertible Term Loan is convertible into shares of Common Stock at a conversion price equal to $3.64 pers share. The amendment of the 2020 Convertible Term Loan to advance additional principal is exempt from registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) under the Securities Act.

February 1, 2024, Amendment of 2020 Convertible Term Loan to Advance $800,000

On February 1, 2024, the Company and HOF Village entered into Amendment Number 12 to Term Loan Agreement (“Amendment Number 12”) with CHCL, which amends the 2020 Convertible Term Loan. Amendment Number 12 was entered to advance $800,000 to the Company resulting in an increase of the principal amount of the loan to a total of $13,690,442, which is also reflected in a Third Amendment to Second Amended and Restated Secured Cognovit Promissory Note. The 2020 Convertible Term Loan is convertible into shares of Common Stock at a conversion price equal to $3.64 pers share. The amendment of the 2020 Convertible Term Loan to advance additional principal is exempt from registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) under the Securities Act.

February 28, 2024, Amendment of 2020 Convertible Term Loan to Advance $726,634

On February 28, 2024, the Company and HOF Village entered into Amendment Number 13 to Term Loan Agreement (“Amendment Number 13”) with CHCL, which amends the 2020 Convertible Term Loan. Amendment Number 13 was entered to advance $726,634 to the Company resulting in an increase of the principal amount of the loan to a total of $14,417,076, which is also reflected in a Third Amendment to Second Amended and Restated Secured Cognovit Promissory Note. The 2020 Convertible Term Loan is convertible into shares of Common Stock at a conversion price equal to $3.64 pers share. The amendment of the 2020 Convertible Term Loan to advance additional principal is exempt from registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) under the Securities Act.

Nasdaq 19.99% Cap

The Company and CHCL agreed that the total cumulative number of shares of Common Stock that may be issued to CHCL under the 2020 Convertible Loan and under the Loan Agreement dated September 27, 2022, as amended (the “2022 Convertible Term Loan”) may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Approval (defined below). If the number of shares of Common Stock issued to CHCL under the 2020 Convertible Term Loan and the 2022 Convertible Term Loan reaches the Nasdaq 19.99% Cap, so as not to violate the 20% limit established in Nasdaq Listing Rule 5635(d), the Company, at its election, will use reasonable commercial efforts to obtain stockholder approval of the 2020 Convertible Term Loan and the 2022 Convertible Term Loan and the issuance of additional shares of Common Stock upon the conversion of the portion of the 2020 Convertible Term Loan and the 2022 Convertible Term Loan, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d) (the “Approval”).

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

On February 29, 2024, HOF Village Waterpark, LLC, as tenant (“Waterpark”), HOF Village Newco, LLC, as guarantor and pledgor, and HOF Village Stadium, LLC, as mortgagor, entered into a second amendment (the “Second Amendment”) to the ground lease agreement for the waterpark with HFAKOH001 LLC (“Landlord”), an affiliate of Blue Owl Real Estate Capital, LLC, to memorialize, among other things, Landlord’s forbearance of base rent due for March and April of 2024, which was due on May 1, 2024. Under the Second Amendment, there is no notice or cure period for the rent payment due on May 1, 2024. On May 10, 2024, the parties entered into a third amendment to the lease agreement (as amended, “Waterpark Ground Lease”), to remove a sentence, effective May 1, 2024, that provided there shall be no notice or cure period for deferred rent due on May 1, 2024 (Exhibit 10.15 to this Form 10-Q). Waterpark has not paid the deferred base rent of $1,197,907 due May 1, 2024, which upon written notice from the Landlord, and after Waterpark’s failure to cure within three days, would be an event of default under the Waterpark Ground Lease and would give Landlord the option to, among other things, and to the extent permitted by applicable law, accelerate and recover all remaining payments owed under the Waterpark Ground Lease. We are in negotiations with the Landlord and believe that we will be able to negotiate an amendment that provides for extending the base rent forbearance payment date under the Waterpark Ground Lease or similar. However, until such time that an amendment is executed, we can provide no assurance that we will be successful in these efforts.

Item 6. Exhibits

Exhibit No.	Document
1.1	Amendment No. 2 to Equity Distribution Agreement, dated April 8, 2024, by and among Hall of Fame Resort & Entertainment Company, and Maxim Group LLC and Wedbush Securities Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 8, 2024)
10.1	Amendment Number 10 to Term Loan Agreement, dated January 11, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.2	Second Amendment to Second Amended and Restated Secured Cognovit Promissory Note, dated January 11, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.3	Sixth Amendment to and Spreader of Pledge and Security Agreement, dated January 11, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as grantor, and CH Capital Lending, LLC as administrative agent/collateral agent and IRG, LLC, JKP Financial, LLC, and Midwest Lender Fund, LLC, collectively secured parties (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.4	Fourth Amendment to and Spreader of Open-End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated January 11, 2024 by HOF Village Youth Fields, LLC, HOF Village Parking, LLC, HOF Village Newco, LLC, collectively as grantor, and CH Capital Lending, LLC as administrative agent or secured party (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.5	Partial Release of Mortgage, dated January 11, 2024 by CH Capital Lending, LLC as administrative agent or secured party (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.6	Omnibus Release of Youth Fields Borrower from Certain Debt Instruments, dated January 11, 2024 by CH Capital Lending, LLC as administrative agent and IRG, LLC, JKP Financial, LLC and Midwest Lender Fund, LLC, collectively Lenders for the benefit of HOF Village Youth Fields, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.7	Amendment Number 11 to Term Loan Agreement, dated January 17, 2024 by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.8	Third Amendment to Second Amended and Restated Secured Cognovit Promissory Note, dated January 17, 2024 by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.9	First Amendment to Lease Agreement, dated February 23, 2024, among HFAKOH001 LLC, as landlord, HOF Village Waterpark, LLC, as tenant, HOF Village Newco, LLC, as guarantor and HOF Village Stadium, LLC, as mortgagor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on February 29, 2024)
10.10	Pledge and Security Agreement, dated February 23, 2024, between HOF Village Newco, LLC, as pledgor and HFAKOH001 LLC, as pledgee (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on February 29, 2024)

10.11	Series H Common Stock Purchase Warrant, dated February 23, 2024, by Hall of Fame Resort & Entertainment Company for the benefit of HFAKOH001 LLC, as holder (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on February 29, 2024)
10.12	Second Amendment to Lease Agreement, dated February 29, 2024, among HFAKOH001 LLC, as landlord, HOF Village Waterpark, LLC, as tenant, HOF Village Newco, LLC, as guarantor and HOF Village Stadium, LLC, as mortgagor (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on February 29, 2024)
10.13	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated February 29, 2024, by HOF Village Newco, LLC, as mortgagor, for the benefit of HFAKOH001 LLC, as mortgagee (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on February 29, 2024)
10.14	Omnibus Extension of Debt Instruments, dated April 7, 2024, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, as borrowers, and CH Capital Lending, LLC, IRG, LLC, JKP Financial, LLC, and Midwest Lender Fund, LLC as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 8, 2024)
10.15*	Third Amendment to Lease Agreement, dated May 10, 2024, among HFAKOH001 LLC, as landlord, HOF Village Waterpark, LLC, as tenant, HOF Village Newco, LLC, as guarantor and HOF Village Stadium, LLC, as mortgagor
31.1*	Certification of Chief Executive Officer and Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Interim Principal Financial Officer and Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: May 14, 2024	By:	/s/ Michael Crawford
Michael Crawford
President and Chief Executive Officer
(Principal Executive and Interim Principal Financial Officer)

Date: May 14, 2024	By:	/s/ John Van Buiten
John Van Buiten
Vice President of Accounting/Corporate Controller
(Interim Principal Accounting Officer)