Form 10-Q
period 2024-06-30
Hall of Fame Resort & Entertainment Co
filed 2024-08-13
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

As of August 9, 2024, there were 6,551,567 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash	$1,455,207	$3,243,353
Restricted cash	4,988,158	8,572,730
Equity method investments	2,410,619	-
Investments available for sale	2,000,000	2,000,000
Accounts receivable, net	1,131,364	1,108,460
Prepaid expenses and other assets	7,146,820	3,514,135
Property and equipment, net	339,210,450	344,378,835
Property and equipment held for sale	-	12,325,227
Right-of-use lease assets	7,231,656	7,387,693
Project development costs	71,367,323	59,366,200
Total assets	$436,941,597	$441,896,633

Liabilities and stockholders' equity
Liabilities
Notes payable, net	$229,184,587	$219,532,941
Accounts payable and accrued expenses	26,670,454	21,825,540
Due to affiliate	2,862,942	1,293,874
Warrant liability	177,000	225,000
Financing liability	67,758,996	62,982,552
Operating lease liability	3,326,074	3,440,630
Other liabilities	8,793,397	5,858,682
Total liabilities	338,773,450	315,159,219

Commitments and contingencies (Note 6, 7, and 8)

Stockholders' equity
Undesignated preferred stock, $0.0001 par value; 4,917,000 shares authorized; no shares issued or outstanding at June 30, 2024 and December 31, 2023	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200
shares designated; 0 and 200 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively; liquidation preference of $0 as of June 30, 2024	-	-
Series C convertible preferred stock, $0.0001 par value; 15,000
shares designated; 15,000 shares issued and outstanding at June 30, 2024 and December 31, 2023; liquidation preference of $16,682,500 as of June 30, 2024	2	2
Common stock, $0.0001 par value; 300,000,000 shares authorized;
6,548,719 and 6,437,020 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	655	643
Additional paid-in capital	346,417,368	344,335,489
Accumulated deficit	(247,286,452)	(216,643,882)
Total equity attributable to HOFRE	99,131,573	127,692,252
Non-controlling interest	(963,426)	(954,838)
Total equity	98,168,147	126,737,414
Total liabilities and stockholders' equity	$436,941,597	$441,896,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues
Sponsorships, net of activation costs	$626,831	$691,236	$1,486,562	$1,364,711
Event, rents, restaurant, and other revenues	2,191,900	3,410,010	4,246,777	4,318,322
Hotel revenues	1,880,938	2,026,031	3,157,645	3,564,677
Total revenues	4,699,669	6,127,277	8,890,984	9,247,710

Operating expenses
Operating expenses	7,199,196	10,693,853	13,349,560	23,222,569
Hotel operating expenses	1,708,961	1,587,620	2,683,393	3,046,823
Impairment expense	-	-	-	1,145,000
Depreciation expense	4,181,191	3,373,076	8,339,941	5,926,436
Total operating expenses	13,089,348	15,654,549	24,372,894	33,340,828

Loss from operations	(8,389,679)	(9,527,272)	(15,481,910)	(24,093,118)

Other income (expense)
Interest expense, net	(6,475,614)	(4,404,146)	(12,997,148)	(8,036,783)
Amortization of discount on note payable	(1,054,650)	(882,240)	(2,009,972)	(1,738,131)
Change in fair value of warrant liability	(1,000)	(223,000)	48,000	(461,000)
Change in fair value of interest rate swap	-	60,000	-	(40,000)
Change in fair value of securities available for sale	-	1,683,246	-	1,683,246
Gain (loss) on sale of asset	1,502	-	(138,539)	-
Loss on extinguishment of debt	(3,763)	-	(3,763)	-
Other income	500,000	-	500,000	-
Loss from equity method investments	(65,778)	-	(35,826)	-
Total other expense	(7,099,303)	(3,766,140)	(14,637,248)	(8,592,668)

Net loss	$(15,488,982)	$(13,293,412)	$(30,119,158)	$(32,685,786)

Preferred stock dividends	(266,000)	(266,000)	(532,000)	(532,000)
Loss attributable to non-controlling interest	-	5,795	8,588	54,372

Net loss attributable to HOFRE stockholders	$(15,754,982)	$(13,553,617)	$(30,642,570)	$(33,163,414)

Net loss per share, basic and diluted	$(2.41)	$(2.39)	$(4.71)	$(5.88)

Weighted average shares outstanding, basic and diluted	6,527,988	5,660,385	6,507,016	5,644,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(unaudited)

	Series B		Series C						Total Equity
	Convertible		Convertible				Additional		Attributable to	Non-	Total
	Preferred stock		Preferred stock		Common Stock		Paid-In	Accumulated	HOFRE	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Interest	Equity
Balance as of January 1, 2024	200	$-	15,000	$2	6,437,020	$643	$344,335,489	$(216,643,882)	$127,692,252	$(954,838)	$126,737,414

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	96,469	-	96,469	-	96,469
Vesting of restricted stock units, net of 7,672 shares withheld for taxes	-	-	-	-	65,417	7	(7)	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Warrants issued for financing liability proceeds	-	-	-	-	-	-	1,666,000	-	1,666,000	-	1,666,000
Net loss	-	-	-	-	-	-	-	(14,621,588)	(14,621,588)	(8,588)	(14,630,176)

Balance as of March 31, 2024	200	$-	15,000	$2	6,502,437	$650	$346,097,951	$(231,531,470)	$114,567,133	$(963,426)	$113,603,707

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	205,994	-	205,994	-	205,994
Vesting of restricted stock units	-	-	-	-	854	-	-	-	-	-	-
Issuance of restricted stock awards	-	-	-	-	5,000	1	(1)	-	-	-	-
Automatic conversion of Series B Preferred Stock	(200)	-	-	-	2,971	-	-	-	-	-	-
Sale of shares under ATM	-	-	-	-	37,457	5	113,423	-	113,428	-	113,428
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(15,488,982)	(15,488,982)	-	(15,488,982)

Balance as of June 30, 2024	-	$-	15,000	$2	6,548,719	$655	$346,417,368	$(247,286,452)	$99,131,573	$(963,426)	$98,168,147

Balance as of January 1, 2023	200	$-	15,000	$2	5,604,869	$560	$339,038,466	$(146,898,343)	$192,140,685	$(882,573)	$191,258,112

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	651,034	-	651,034	-	651,034
Issuance of restricted stock awards	-	-	-	-	6,207	1	(1)	-	-	-	-
Vesting of restricted stock units, net of 8,741 shares withheld for taxes	-	-	-	-	46,255	5	(5)	-	-	-	-
Cancellation of fractional shares	-	-	-	-	(10,433)	(1)	1	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(19,343,797)	(19,343,797)	(48,577)	(19,392,374)

Balance as of March 31, 2023	200	$-	15,000	$2	5,646,898	$565	$339,689,495	$(166,508,140)	$173,181,922	$(931,150)	$172,250,772

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,086,017	-	1,086,017	-	1,086,017
Issuance of restricted stock awards	-	-	-	-	4,881	-	-	-	-	-	-
Vesting of restricted stock units, net of 5,012 shares withheld for taxes	-	-	-	-	10,789	1	(1)	-	-	-	-
Sale of shares under ATM	-	-	-	-	4,878	-	39,261	-	39,261	-	39,261
Preferred stock dividends	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(13,287,617)	(13,287,617)	(5,795)	(13,293,412)

Balance as of June 30, 2023	200	$-	15,000	$2	5,667,446	$566	$340,814,772	$(180,061,757)	$160,753,583	$(936,945)	$159,816,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(30,119,158)	$(32,685,786)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	8,339,941	5,926,436
Amortization of note discount and deferred financing costs	2,009,972	1,738,131
Amortization of financing liability	3,689,840	3,399,422
Impairment of film costs	-	1,145,000
Interest income on investments held to maturity	-	(508,610)
Loss from equity method investments	35,826	-
Interest paid in kind	6,245,901	2,282,040
Loss on sale of asset	138,539	-
Loss on extinguishment of debt	3,763	-
Change in fair value of interest rate swap	-	40,000
Change in fair value of warrant liability	(48,000)	461,000
Change in fair value of securities available for sale	-	(1,683,246)
Stock-based compensation expense	302,463	1,737,051
Non-cash operating lease expense	248,841	258,416
Changes in operating assets and liabilities:
Accounts receivable	(177,685)	(829,818)
Prepaid expenses and other assets	(2,144,476)	(1,143,033)
Accounts payable and accrued expenses	1,797,937	(1,743,958)
Operating leases	(153,214)	(159,149)
Due to affiliate	1,569,068	(456,167)
Other liabilities	2,950,265	2,539,138
Net cash used in operating activities	(5,310,177)	(19,683,133)

Cash Flows From Investing Activities
Investments in securities held to maturity	-	(64,606,946)
Proceeds from securities held to maturity	-	69,815,000
Proceeds from sale of assets	8,128,136	-
Additions to project development costs and property and equipment	(11,905,537)	(19,676,877)
Net cash used in investing activities	(3,777,401)	(14,468,823)

Cash Flows From Financing Activities
Proceeds from notes payable	12,298,391	22,270,339
Repayments of notes payable	(11,407,206)	(783,191)
Payment of financing costs	-	(1,552,342)
Payment on financing liability	(747,396)	(2,187,500)
Proceeds from financing liabilities	3,500,000	-
Payment of Series B dividends	-	(300,000)
Proceeds from sale of common stock under ATM	71,071	39,261
Net cash provided by financing activities	3,714,860	17,486,567

Net decrease in cash and restricted cash	(5,372,718)	(16,665,389)

Cash and restricted cash, beginning of year	11,816,083	33,516,382

Cash and restricted cash, end of period	$6,443,365	$16,850,993

Cash	$1,455,207	$9,307,494
Restricted Cash	4,988,158	7,543,499
Total cash and restricted cash	$6,443,365	$16,850,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,671,485	$2,644,324
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$15,468,785	$-
Warrants issued in connection with financing liability	$1,666,000	$-
Proceeds from sale of assets held in escrow	$1,500,000	$-
Accrued Series B preferred stock dividends	$532,000	$232,000

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

The Company is a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, the Company owns the DoubleTree by Hilton located in downtown Canton and the Hall of Fame Village, which is a multi-use sports, entertainment, and media destination centered around the PFHOF’s campus. The Company is pursuing a differentiation strategy across three business verticals, including destination-based assets, HOF Village Media Group, LLC (“Hall of Fame Village Media”), and gaming (“Gold Summit Gaming”).

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1: Organization, Nature of Business, and Liquidity (continued)

Liquidity and Going Concern

The Company has sustained recurring losses through June 30, 2024 and the Company’s accumulated deficit was $247.3 million as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of June 30, 2024, the Company had approximately $1.5 million of unrestricted cash and $5.0 million of restricted cash. During the six months ended June 30, 2024, the Company used cash for operating activities of $5.3 million. The Company has approximately $99.9 million of debt coming due through August 14, 2025.

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023, filed on March 25, 2024. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2024.

Consolidation

The condensed consolidated financial statements include the accounts and activity of the Company and its wholly owned subsidiaries. Investments in a variable interest entity in which the Company is not the primary beneficiary, or where the Company does not own a majority interest but has the ability to exercise considerable influence over operating and financial policies, are accounted for using the equity method. All intercompany profits, transactions, and balances have been eliminated in consolidation.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2024 and December 31, 2023, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances as of June 30, 2024 and December 31, 2023 were $4,988,158 and $8,572,730, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Investments

The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All marketable equity and debt securities held by the Company are accounted for under “Accounting Standards Codification (“ASC”)” Topic 320, “Investments – Debt and Equity Securities.” The Company recognizes interest income on these securities ratably over their term utilizing the interest method.

As of June 30, 2024 and December 31, 2023, the Company also had $2,000,000 and $2,000,000, respectively in investments available for sale, which are marked to market value at each reporting period.

Equity Method Investments

Investments in unconsolidated affiliates, which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in equity method investment in the accompanying condensed consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in “Loss from equity method investment” in the accompanying condensed consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.

Accounts Receivable

Accounts receivable are generally amounts due under sponsorship and other agreements and are recorded at the invoiced amount. Accounts receivable are reviewed for delinquencies on a case-by-case basis and are considered delinquent when the sponsor or customer has missed a scheduled payment. Interest is not charged on delinquencies.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company reviews its Accounts Receivable on a case-by-case basis and writes off any accounts receivable for which collection efforts have been exhausted. As of June 30, 2024 and December 31, 2023, the Company has recorded an allowance for credit losses of $330,332 and $243,081, respectively.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company follows the Financial Accounting Standards Board’s (“FASB”) ASC 606, Revenue with Contracts with Customers, to properly recognize revenue. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company generates revenues from various streams such as sponsorship agreements, rents, food & beverage, events (including admissions, concessions and parking), and hotel and restaurant operations. The sponsorship arrangements, in which the customer sponsors a play area or event and receives specified brand recognition and other benefits over a set period of time, recognize revenue on a straight-line basis over the time period specified in the contract. The excess of amounts contractually due over the amounts of sponsorship revenue recognized are included in other liabilities on the accompanying condensed consolidated balance sheets. Contractually due but unpaid sponsorship revenue are included in accounts receivable on the accompanying condensed consolidated balance sheets. Refer to Note 6 for more details. Revenue for short-term rentals and events are recognized at the time the respective event or service has been performed. Rental revenue for long term leases is recorded on a straight-line basis over the term of the lease beginning on the commencement date.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses on the Company’s condensed consolidated statements of operations. There were no amounts incurred for penalties and interest for the three and six months ended June 30, 2024 and 2023. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2020 through 2023 remain subject to examination.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Film and Media Costs

The Company capitalizes all costs to develop films and related media as an asset, included in “project development costs” on the Company’s condensed consolidated balance sheets. The costs for each film or media will be expensed over the expected release period. During the six months ended June 30, 2024 and 2023, the Company recorded $0 and $1,305,000 in film and media costs, respectively, including an impairment charge of $0 and $1,145,000, respectively. The impairment in film and media costs is included in “Impairment expense” on the Company’s condensed consolidated statements of operations.

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

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2024	December 31, 2023
Warrant liabilities – Public Series A Warrants	1	$175,000	$204,000
Warrant liabilities – Private Series A Warrants	3	-	-
Warrant liabilities – Series B Warrants	3	2,000	21,000
Fair value of aggregate warrant liabilities		$177,000	$225,000

Investments available for sale	3	$2,000,000	$2,000,000

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Total Warrant Liability
Fair value as of December 31, 2023	$204,000	$-	$21,000	$225,000
Change in fair value	(29,000)	-	(19,000)	(48,000)
Fair value as of June 30, 2024	$175,000	$-	$2,000	$177,000

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024		December 31, 2023
	Private Series A Warrants	Series B Warrants	Private Series A Warrants	Series B Warrants
Term (years)	1.0	1.4	1.5	1.9
Stock price	$2.88	$2.88	$3.25	$3.25
Exercise price	$253.11	$30.81	$253.11	$30.81
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	82.96%	76.76%	88.37%	85.42%
Risk free interest rate	4.71%	4.71%	4.23%	4.23%

Number of shares	95,576	170,862	95,576	170,862

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

For the three and six months ended June 30, 2024 and 2023, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive.

As of June 30, 2024 and 2023, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Three and Six Months Ended June 30,
	2024	2023
Warrants to purchase shares of Common Stock	3,681,403	2,003,649
Unvested restricted stock units to be settled in shares of Common Stock	216,477	163,922
Shares of Common Stock issuable upon conversion of convertible notes	10,311,086	3,477,322
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	-	2,971
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	454,408	454,545
Total potentially dilutive securities	14,663,374	6,102,409

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes, requiring more granular disclosure of the components of income taxes. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 3: Property and Equipment

Property and equipment, net, including property and equipment held for sale consists of the following:

	Useful Life	June 30, 2024	December 31, 2023
Land	Indefinite	$27,651,699	$27,651,699
Land improvements	25 years	33,571,252	48,478,397
Building and improvements	15 to 39 years	346,583,730	344,006,337
Equipment	5 to 10 years	10,751,503	13,314,547
Property and equipment, gross		418,558,184	433,450,980

Less: accumulated depreciation		(79,347,734)	(76,746,918)
Property and equipment, net, including property and equipment held for sale		$339,210,450	$356,704,062

Project development costs		$71,367,323	$59,366,200

On January 11, 2024, pursuant to a membership purchase agreement dated December 22, 2023, the Company sold an 80% interest in its ForeverLawn Sports Complex. These assets qualified as “held for sale” under ASC 360 as of December 31, 2023. Therefore, the Company included the property and equipment anticipated to be sold, in the amount of $12,325,227 as “Property and equipment held for sale” on the Company’s consolidated balance sheet as of December 31, 2023.

For the three months ended June 30, 2024 and 2023, the Company recorded depreciation expense of $4,181,191 and $3,373,076, respectively, and for the six months ended June 30, 2024 and 2023, of $8,339,941 and $5,926,436. For the six months ended June 30, 2024 and 2023, the Company incurred $13,814,619 and $19,676,877 of capitalized project development costs, respectively.

For the six months ended June 30, 2024 and 2023, the Company transferred $1,813,496 and $127,045,169 from Project development costs to Property and equipment, respectively.

Included in project development costs are film development costs of $200,000 as of June 30, 2024 and December 31, 2023.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net

Notes payable, net consisted of the following at June 30, 2024(1):

		Debt discount and deferred		Interest Rate		Maturity
	Gross	financing costs	Net	Stated	Effective	Date
Preferred equity Loan(2)	$6,800,000	$-	$6,800,000	7.00%	7.00%	Various
City of Canton Loan(3)(8)	3,312,500	-	3,312,500	6.00%	6.00%	7/1/2046
New Market/SCF(8)	3,180,654	-	3,180,654	6.00%	6.00%	6/30/2044
JKP Capital Loan(6)	10,736,541	(78,480)	10,658,061	12.50%	12.50%	3/31/2025
MKG DoubleTree Loan	11,000,000	-	11,000,000	10.00%	10.00%	9/13/2028
Convertible PIPE Notes	30,761,285	(2,903,107)	27,858,178	10.00%	24.40%	3/31/2025
Canton Cooperative Agreement	2,410,000	(157,870)	2,252,130	3.85%	5.35%	5/15/2040
CH Capital Loan(5)(6)	15,135,555	-	15,135,555	12.50%	12.50%	3/31/2025
Constellation EME #2(4)	2,016,118	-	2,016,118	5.93%	5.93%	4/30/2026
IRG Split Note(6)	5,043,646	(36,907)	5,006,739	12.50%	12.50%	3/31/2025
JKP Split Note(6)	5,043,646	(36,907)	5,006,739	12.50%	12.50%	3/31/2025
ErieBank Loan(7)	20,033,433	(436,359)	19,597,074	7.13%	7.13%	12/15/2034
PACE Equity Loan	8,016,152	(265,427)	7,750,725	6.05%	6.18%	7/31/2047
PACE Equity CFP	3,171,659	(23,461)	3,148,198	6.05%	6.10%	7/31/2046
CFP Loan(6)	4,720,809	(34,544)	4,686,265	12.50%	12.50%	3/31/2025
Stark County Community Foundation(8)	5,451,667	-	5,451,667	6.00%	6.00%	6/30/2044
CH Capital Bridge Loan(6)	12,395,171	(98,427)	12,296,744	12.50%	12.50%	3/31/2025
Stadium PACE Loan	33,092,237	(580,093)	32,512,144	6.00%	6.51%	1/1/2049
Stark County Infrastructure Loan(8)	5,520,383	-	5,520,383	6.00%	6.00%	6/30/2044
City of Canton Infrastructure Loan(8)	5,000,000	(9,251)	4,990,749	5.00%	5.00%	7/1/2046
TDD Bonds	7,265,000	(647,628)	6,617,372	5.41%	5.78%	12/1/2046
TIF	18,075,000	(1,531,672)	16,543,328	6.375%	6.71%	12/30/2048
CH Capital Retail	10,844,683	-	10,844,683	8.8%	8.8%	12/4/2024
DoubleTree TDD	3,445,000	(661,419)	2,783,581	6.875%	8.53%	5/15/2044
DoubleTree PACE	2,715,000	-	2,715,000	6.625%	6.625%	5/15/2040
SCF Loan	1,500,000	-	1,500,000	6.00%	6.00%	6/30/2025
Total	$236,686,139	$(7,501,552)	$229,184,587

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Notes payable, net consisted of the following at December 31, 2023(1):

	Gross	Debt discount and deferred financing costs	Net
Preferred equity Loan(2)	$6,800,000	$-	$6,800,000
City of Canton Loan(3) (8)	3,387,500	(4,155)	3,383,345
New Market/SCF(8)	2,999,989	-	2,999,989
JKP Capital Loan(6)	9,982,554	-	9,982,554
MKG DoubleTree Loan	11,000,000	-	11,000,000
Convertible PIPE Notes	29,279,034	(4,721,488)	24,557,546
Canton Cooperative Agreement	2,520,000	(161,400)	2,358,600
CH Capital Loan(5)(6)	14,278,565	-	14,278,565
Constellation EME #2(4)	2,543,032	-	2,543,032
IRG Split Note(6)	4,689,449	-	4,689,449
JKP Split Note(6)	4,689,449	-	4,689,449
ErieBank Loan(7)	19,888,626	(470,357)	19,418,269
PACE Equity Loan	8,104,871	(268,042)	7,836,829
PACE Equity CFP	2,984,572	(24,878)	2,959,694
CFP Loan(6)	4,389,284	-	4,389,284
Stark County Community Foundation(8)	5,000,000	-	5,000,000
CH Capital Bridge Loan(6)	11,426,309	-	11,426,309
Stadium PACE Loan	33,387,844	(1,123,635)	32,264,209
Stark County Infrastructure Loan(8)	5,000,000	-	5,000,000
City of Canton Infrastructure Loan(8)	5,000,000	(10,047)	4,989,953
TDD Bonds	7,345,000	(654,905)	6,690,095
TIF	18,100,000	(1,544,466)	16,555,534
CH Capital Retail	10,183,932	-	10,183,932
DoubleTree TDD	3,445,000	(668,696)	2,776,304
DoubleTree PACE	2,760,000	-	2,760,000
Total	$229,185,010	$(9,652,069)	$219,532,941

During the three months ended June 30, 2024 and 2023, the Company recorded amortization of note discounts and deferred financing costs of $1,054,650 and $882,240, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded amortization of note discounts of $2,009,972 and $1,738,131, respectively.

During six months ended June 30, 2024 and 2023, the Company recorded paid-in-kind interest of $6,245,901 and $2,282,040, respectively.

See below footnotes for the Company’s notes payable:

(1)	The Company’s notes payable are subject to certain customary financial and non-financial covenants. As of June 30, 2024, the Company believes that it was in compliance with all of its notes payable covenants. Many of the Company’s notes payable are secured by the Company’s developed and undeveloped land and other assets.
(2)	The Company had 3,600 and 3,600 shares of Series A Preferred Stock outstanding and 52,800 shares of Series A Preferred Stock authorized as of June 30, 2024 and December 31, 2023, respectively. The Series A Preferred Stock is required to be redeemed for cash after five years from the date of issuance.
(3)	The Company has the option to extend the loan’s maturity date for three years, to July 1, 2030, if the Company meets certain criteria in terms of the hotel occupancy level and maintaining certain financial ratios.
(4)	The Company also has a sponsorship agreement with Constellation New Energy, Inc., the lender of the Constellation EME #2 note.
(5)	During the three months ended March 31, 2024, the Company entered into multiple amendments of its CH Capital Loan. See discussion below.
(6)	On April 7, 2024, the Company entered into an omnibus extension of multiple of its IRG and IRG-affiliated loans. See discussion below.
(7)	On March 15, 2024, ErieBank agreed to release certain of its pledged restricted cash. See discussion below.
(8)	During the three months ended June 30, 2024, the Company amended these loan agreements. See discussions below.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Accrued Interest on Notes Payable

As of June 30, 2024 and December 31, 2023, accrued interest on notes payable, were as follows:

	June 30, 2024	December 31, 2023
Preferred Equity Loan	$5,930	$5,930
City of Canton Loan	-	5,925
MKG DoubleTree Loan	77,559	80,144
Canton Cooperative Agreement	40,077	92,926
CH Capital Loan	-	4,713
ErieBank Loan	162,526	178,893
Stark County Community Foundation	4,543	-
PACE Equity Loan	205,496	204,569
CFP Loan	6,672	6,672
New Market/SCF	2,651	-
Stadium PACE Loan	845,825	166,939
Stark County Infrastructure Loan	37,723	-
DoubleTree PACE	105,559	15,238
DoubleTree TDD	19,738	42,764
SCF Loan	4,750	-
Total	$1,519,049	$804,713

The amounts above were included in “accounts payable and accrued expenses” on the Company’s consolidated balance sheets.

City of Canton Loan

On June 5, 2024, the Company entered into an amendment to the City of Canton Loan. Pursuant to the amendment, which modifies the original instrument dated December 30, 2019, the parties agreed: (i) to modify the original maturity date from July 1, 2027 to July 1, 2046; and (ii) amend the repayment dates as follows (a) no interest shall accrue for two years, from May 28, 2024 through June 30, 2026, (b) commencing on July 1, 2026, the outstanding principal balance will bear interest at the increased rate of 5% per annum, and (c) commencing on October 1, 2026 and continuing quarterly thereafter on the first day of January, April, July and October of each year thereafter, the Company shall pay quarterly principal and interest payments until the maturity date when all other amounts due and owing to Lender will be due.

This loan modification was accounted for as an extinguishment of debt with a new debt issuance. The Company recognized a loss of $3,763 during the three months ended June 30, 2024, representing the difference between the fair value of the modified instrument and the carrying value of the existing instrument.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

New Market/Stark Community Foundation (“SCF”) Loan

On June 25, 2024, the Company entered into an amendment to New Markert/SCF loan agreement. Pursuant to the amendment, which modifies the original business loan agreement dated December 30, 2019, the parties agreed: (i) to extend the original maturity date from December 30, 2024 to June 30, 2044; (ii) the principal balance is increased from $3,000,000 to $3,180,654, reflecting the addition of accrued and unpaid interest; and (iii) amended the repayment schedule as follows: (a) commencing on June 25, 2024, and continuing for approximately two and one-half years, until December 31, 2026, the outstanding principal balance will bear interest at 6% per annum, and the Company will not make interest or principal payments, and (b) commencing on December 31, 2026 and continuing annually on December 31 of each year thereafter, the Company will make annual principal and interest payments until the maturity date, June 30, 2044, when all other amounts due and owing to Hotel Lender are due.

This loan modification was considered a troubled debt restructuring, and all modifications were recognized prospectively as of the date of modification and no gain or loss was recognized.

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

-	CH Capital Loan
-	IRG Split Note
-	JKP Split Note
-	JKP Capital Loan
-	CFP Loan

Stuart Lichter, a director of the Company, is President of IRGLLC and MLF and a director of CHCL.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

IRG Loan Amendments (continued)

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

On March 15, 2024, ErieBank agreed to release a portion of the held back amount to HOFV CFE with $1,830,000 being released to HOFV CFE for its use in the ongoing construction of the waterpark project and $2,000,000 being applied to reduce the underlying loan commitment from $22,040,000 to $20,040,000. In addition, the parties agreed to convert the loan from interest-only payments to a term loan as of June 15, 2024. The fixed rate will be based on the five-year Federal Home Loan Bank of Pittsburgh rate plus 2.65% per annum pursuant to the existing loan documents.

Stark County Community Foundation

On June 25, 2024, the Company, entered into a First Amendment to Business Loan Agreement (“Infrastructure First Amendment”) and an Amended and Restated Promissory Note (“A&R Infrastructure Note”) with Stark Community Foundation, Inc.

Pursuant to the Infrastructure First Amendment, which modifies the original business loan agreement dated June 16, 2022, the parties agreed: (i) to extend the original maturity date from May 31, 2029 to June 30, 2044; (ii) the principal balance is increased from $5,000,000 to $5,451,667, reflecting the addition of accrued and unpaid interest; and (iii) pursuant to the A&R Infrastructure Note, the Company agreed to repay as follows: (a) commencing on June 25, 2024, and continuing for approximately two and one-half years, until December 31, 2026, the outstanding principal balance will bear interest at 6% per annum, which interest rate is unchanged from the original note, and the Company will not make interest or principal payments, and (b) commencing on December 31, 2026 and continuing annually on December 31 of each year thereafter, the Company will make annual principal and interest payments until the maturity date, June 30, 2044, when all other amounts due and owing to Infrastructure Lender are due.

This loan modification was treated as an extinguishment of debt. However, given that the fair value of the modified instrument was the same as of the carrying value of the original instrument, no gain or loss was recognized.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Stark County Infrastructure Loan

On May 20, 2024, the Company entered into an amendment to its Stark County Infrastructure Loan. Pursuant to the amendment, which modifies the original instrument dated August 31, 2022, the parties agreed: (i) to modify the original maturity date from August 30, 2029 to June 30, 2044; (ii) the lender will provide additional funds to the Company totaling $520,383; (iii) the original principal balance will be increased from $5,000,000 to $5,520,383; and (iv) the repayment schedule is amended as follows (a) interest will be capitalized and compounded annually for two years, from May 20, 2024 through May 20, 2026, (b) quarterly interest only payments for five years, from June 30, 2026 through June 30, 2031, with subsequent interest payments due the last day of each March, June, September and December, (c) quarterly principal and interest payments until the maturity date when all other amounts due and owing to Lender are due. In addition, in the event of a substantial change in ownership, defined as more than 50% of the outstanding ownership and control of the Company, the lender may, at its option, declare all sums owed to the lender immediately due and payable.

This loan amendment was treated as a modification of debt with no gain or loss recognized.

City of Canton Infrastructure Loan

On June 5, 2024, the Company entered into an amendment to its City of Canton Infrastructure Loan. Pursuant to the amendment, which modifies the original instrument dated September 15, 2022, the parties agreed: (i) to modify the original maturity date from June 30, 2029 to July 1, 2046; and (ii) the repayment schedule was modified as follows (a) no interest shall accrue for two years, from May 28, 2024 through June 30, 2026, (b) commencing on July 1, 2026, the outstanding principal balance will bear interest at the reduced rate of 5% per annum, compounded quarterly, and (c) commencing on October 1, 2026 and continuing quarterly thereafter on the first day of January, April, July and October of each year thereafter, the Company shall pay quarterly principal and interest payments until the maturity date when all other amounts due and owing to the lender will be due.

This loan modification was considered a troubled debt restructuring, and all modifications were recognized prospectively as of the date of modification and no gain or loss was recognized.

SCF Loan

On June 11, 2024, the Company entered into a loan agreement with the Stark Community Foundation, Inc., an Ohio not-for-profit corporation (“SCF”). Pursuant to the SCF Loan, SCF provided a term loan to the Company in the principal amount of $1,500,000. The maturity date of the SCF Loan is June 30, 2025. The interest rate is 6% per annum. With respect to repayment, the entire outstanding principal balance, all accrued interest and all other amounts that may be due and owing to SCF Lender shall be due upon maturity.

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of June 30, 2024 are as follows:

For the years ending December 31,	Amount
2024 (six months)	$12,599,887
2025	90,275,974
2026	3,996,629
2027	5,672,238
2028	12,167,814
Thereafter	111,973,597
Total Gross Principal Payments	$236,686,139

Less: Debt discount and deferred financing costs	(7,501,552)

Total Net Principal Payments	$229,184,587

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity

2020 Omnibus Incentive Plan

On July 1, 2020, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 82,397 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by 181,818 the number of shares of Common Stock, that will be available for issuance under the 2020 Omnibus Incentive Plan. On June 7, 2023, the Company’s stockholders further approved an amendment to increase by 275,000 the number of shares available under the 2020 Omnibus Incentive Plan. As of June 30, 2024, 89,006 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Hall of Fame Resort & Entertainment Company 2023 Inducement Plan

On January 24, 2023, the Company’s board of directors adopted the Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (the “Inducement Plan”).  The Inducement Plan is not subject to stockholder approval.  The aggregate number of shares of Common Stock that may be issued or transferred pursuant to awards covered by the Inducement Plan (including existing inducement awards amended to be subject to the Inducement Plan) is 110,000.  Awards covered by the Inducement Plan include only inducement grants under Nasdaq Listing Rule 5635(c)(4). As of June 30, 2024, 79,573 shares remained available for issuance under the Inducement Plan.

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

On April 8, 2024, the Company and the Agents entered into an Amendment No. 2 to the Equity Distribution Agreement, which was effective immediately and increased the compensation to which the Agents are entitled from up to 2.0% to up to 4.0% of the aggregate gross offering proceeds of the shares of Common Stock sold pursuant to the equity distribution agreement.

During the three and six months ended June 30, 2024, the Company received net proceeds of $113,428 under the Equity Distribution Agreement. As of June 30, 2024, shares of Common Stock having an aggregate offering price of up to $14,543,722 remained available under the ATM.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Awards

The Company’s activity in restricted Common Stock was as follows for the six months ended June 30, 2024:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2024	-		$-
Granted	5,000		$3.09
Vested	(5,000)		$3.09
Non–vested at June 30, 2024	-	$

For the three months ended June 30, 2024 and 2023, stock-based compensation related to restricted stock awards was $15,450 and $46,272, respectively. For the six months ended June 30, 2024 and 2023, stock-based compensation related to restricted stock awards was $15,450 and $96,929, respectively. Stock-based compensation related to restricted stock awards is included as a component of “Operating expenses” in the condensed consolidated statements of operations. As of June 30, 2024, unamortized stock-based compensation costs related to restricted share arrangements were $0.

Issuance of Restricted Stock Units

During the six months ended June 30, 2024, the Company granted an aggregate of 196,499 Restricted Stock Units (“RSUs”) to its employees and directors, of which 189,542 were granted under the 2020 Omnibus Incentive Plan and 6,957 were granted under the Inducement Plan. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which approximated $3.19 per share for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Units (continued)

The Company’s activity in RSUs was as follows for the six months ended June 30, 2024:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2024	126,350	$17.54
Granted	196,499	$3.19
Vested	(73,943)	$20.83
Forfeited	(32,429)	$9.42
Non–vested at June 30, 2024	216,477	$4.60

For the three months ended June 30, 2024 and 2023, the Company recorded $190,544 and $742,665, respectively, in stock-based compensation expense related to restricted stock units. For the six months ended June 30, 2024 and 2023, the Company recorded $372,312 and $1,343,041, respectively, in stock-based compensation expense related to restricted stock units. Stock-based compensation expense is a component of “Operating expenses” in the condensed consolidated statements of operations. As of June 30, 2024, unamortized stock-based compensation costs related to restricted stock units were $625,722 and will be recognized over a weighted average period of 0.74 years.

Issuance of Performance Stock Units

During the six months ended June 30, 2024, the Company did not grant any Performance Stock Units (“PSUs”) under the 2020 Omnibus Incentive Plan. PSUs granted in 2023 were valued at the value of the Company’s Common Stock on the date of grant, which approximated $9.62 per share for these awards. The PSUs were scheduled to vest upon the achievement of certain performance targets during the year ended December 31, 2023 and certification by the compensation committee in early 2024. In accordance with ASC 718, the Company expensed the portion of the PSUs which were probable to vest.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

The Company’s activity in PSUs was as follows for the six months ended June 30, 2024:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2024	88,965	$9.62
Granted	-
Vested	-
Forfeited	(88,965)	$9.62
Non–vested at June 30, 2024	-

The PSU award was payable to the extent that four performance goals were achieved. Three of the goals were not achieved and the fourth was achieved at a 50% threshold. During January 2024, the Compensation Committee determined that the recipient was eligible to receive 8,896 PSUs. However, the recipient agreed to waive receipt of the PSUs and the entire award was deemed to be forfeited. For the three months ended June 30, 2024 and 2023, the Company recorded $0, in stock-based compensation expense related to performance stock units. For the six months ended June 30, 2024, the Company recorded a reversal of $85,299 in previously recognized stock-based compensation due to the forfeiture of the PSU’s and for the six months ended June 30, 2023, the Company recorded $0, in stock-based compensation expense related to performance stock units. Stock-based compensation expense is a component of “Operating expenses” in the condensed consolidated statements of operations. As of June 30, 2024, unamortized stock-based compensation costs related to performance stock units was $0.

Warrants

The Company’s warrant activity was as follows for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2024	2,793,649	$107.99	2.7	$-
Granted	890,313	$2.81
Expired	(2,559)	$12.77
Outstanding – June 30, 2024	3,681,403	$82.62	2.3	$62,322
Exercisable – June 30, 2024	3,681,403	$82.62	2.3	$62,322

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

As of June 30, 2024, scheduled future cash to be received under the agreements, are as follows:

Year ending December 31,
2024 (six months)	$722,025
2025	1,983,265
2026	1,909,027
2027	1,388,515
2028	1,257,265
Thereafter	1,257,265

Total	$8,517,362

As services are provided, the Company recognizes revenue on a straight-line basis over the expected term of the agreement. During the three months ended June 30, 2024 and 2023, the Company recognized $626,831 and $691,236 of net sponsorship revenue, respectively and for the six months ended June 30, 2024 and 2023, $1,486,562 and $1,364,711, respectively.

Note 7: Other Commitments

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. The agreement will be terminated on the fifth anniversary of the commencement date, or October 22, 2024, unless otherwise extended. The Company is currently in discussions with Crestline on a potential renewal of such management agreement. For the three months ended June 30, 2024 and 2023, the Company incurred $60,705 and $55,251, respectively in management fees, and for the six months ended June 30, 2024 and 2023, $95,814 and $100,751, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 7: Other Commitments (continued)

Management Agreement with Shula’s Steak Houses, LLLP

On October 7, 2020, the Company entered into a management agreement with Shula’s Steak Houses, LLLP (“Shula’s”). The Company appointed and engaged Shula’s to develop, operate and manage the Don Shula’s American Kitchen restaurant. The initial term of the agreement is for a period of ten years or October 7, 2030. For the three months ended June 30, 2024 and 2023, the Company incurred $24,239 and $0, respectively in management fees, and for the six months ended June 30, 2024 and 2023, the Company incurred $48,614 and $0, respectively.

On June 8, 2024, the Company provided notice to Shula’s of its intent to terminate the management agreement. The Company and Shula’s have agreed to a phased transition plan under which the Company will take over the management of the restaurant.

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

As part of this agreement, the Company will receive a limited equity interest in BETR and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing. The limited equity interest was in the form of penny warrants initially valued at $4,000,000 at the grant date. The grant date value of these warrants was recorded as deferred revenue (within “Other liabilities” on the condensed consolidated balance sheets) and will be amortized over the life of the sports betting agreement. At June 30, 2024 and December 31, 2023, the amount remaining in deferred revenue was $3,400,000 and $3,600,000, respectively. The Company is also recognizing the change in fair value of the warrants under “Change in fair value of investments available for sale” on the condensed consolidated statements of operations.

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

In May of 2024, the Ohio Casino Control Commission approved a waiver giving the Executive Director the immediate ability and discretion to extend the “use it or lose it” compliance period for all licensed Type B sports gaming proprietors and service providers. With the approval of this waiver and the proposed corresponding rule change, all licensees will be given the full length of their initial licensure period for compliance. The Company now has until December 31, 2027, to accept at least one retail sports bet under its Type B license. If at least one sports bet is not taken through an approved method before this date, the Company will not be eligible to apply for another license for a period of one year after the expiration of the license.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 7: Other Commitments (continued)

Other Liabilities

Other liabilities consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Activation fund reserves	$211,155	$126,685
Deferred revenue	8,217,542	5,441,640
Deposits and other liabilities	364,700	290,357
Total	$8,793,397	$5,858,682

Community Assistance Grant

On May 30, 2024, the Company received a grant of $500,000 from SCF. The grant contained no restrictions and does not require repayment. The Company recorded this amount as “Other income” on its condensed consolidated statement of operations.

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

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Due to IRG Member	$2,036,666	$1,127,390
Due to PFHOF	826,276	166,484
Total	$2,862,942	$1,293,874

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

As of June 30, 2024 and December 31, 2023, PFHOF owed the Company $74,167, which is included in “Accounts Receivable, net” on the accompanying condensed consolidated balance sheets.

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

The future minimum payments under this agreement as of June 30, 2024 are as follows:

For the years ending June 30,	Amount
2024 (six months)	$600,000
2025	600,000
2026	600,000
2027	600,000
2028	750,000
Thereafter	6,000,000
Total Gross Principal Payments	$9,150,000

During the three months ended June 30, 2024 and 2023, the Company paid $0 and $0 of the annual license fee, respectively, and for the six months ended June 30, 2024 and 2023, $0 and 300,000, respectively. The Company is in discussions with PFHOF regarding potential modifications to the Global License Agreement to help ensure alignment between usage and fees.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 9: Related-Party Transactions (continued)

Other Related Party Commitments

On or about June 3, 2024, Newco entered a Professional Services Agreement with IRG in conjunction with expanded services requested of an executive. This executive is an IRG employee who has been an integral part of the broader Hall of Fame Village team for many years who has helped lead the construction and development of the Hall of Fame Village. The Professional Services Agreement more clearly defines the roles and responsibilities of this executive and establishes appropriate guardrails and processes from a governance perspective (e.g., authority, reporting structure, confidentiality, conflicts of interest). In exchange for an annual fee of $50,000 per year, with reimbursement of reasonable expenses, this executive will provide the following services: (i) acting as the Executive Vice President, General Administration and Project Development; (ii) attending meetings of the Executive and Operating Committees, as requested; (iii) working in collaboration with members of the Executive and Operating Committees to achieve the goals and objectives; (iv) assisting other members of staff and management, including but not limited to the Vice President of Operations and Vice President of Revenue; and (v) responding and performing any other reasonable requests made by the President and Chief Executive Officers of HOF Village Newco, LLC.

On or about June 17, 2024, HOF Village Waterpark, LLC (“ HOFV Waterpark”) entered into a Customer Contract for EME Express Services Equipment Program (“Customer Contract”) with Constellation NewEnergy, Inc. (“Constellation”). In connection with the transaction, Constellation required the placement of a guarantee bond as security, which the Company secured through Hanover Insurance Company. In conjunction with the placement of the guarantee bond, the Company, HOFV Waterpark, Mr. Stuart Lichter, a director of the Company, and two of Mr. Lichter’s family trusts executed a General Indemnity Agreement in favor of Hanover Insurance Company whereby Mr.Lichter and his trusts guarantee the Company’s obligations under the guarantee bond. The Company and HOFV Waterpark also entered a reimbursement agreement with Mr. Lichter and his trusts granting a security interest in certain energy efficient equipment furnished pursuant to the Customer Contract and agreeing to reimburse them for any payments made on their behalf, including any taxes, fees, penalties, costs and expenses incurred by them in connection with such payments.

Note 10: Concentrations

For the three months ended June 30, 2024, one customer represented approximately 46.6% of the Company’s sponsorship revenue. For the three months ended June 30, 2023, two customers represented approximately 42.3% and 18.0% of the Company’s sponsorship revenue. No other customers exceeded 10% of sponsorship revenue in 2024 and 2023.

For the six months ended June 30, 2024, two customers represented approximately 39.3% and 20.3% of the Company’s sponsorship revenue. For the six months ended June 30, 2023, two customers represented approximately 42.6% and 18.2% of the Company’s sponsorship revenue. No other customers exceeded 10% of sponsorship revenue in 2024 and 2023.

As of June 30, 2024, two customers represented approximately 11.0% and 10.8% of the Company’s accounts receivable. As of December 31, 2023, three customers represented approximately 13.7%, 13.0% and.10.6% of the Company’s accounts receivable. No other customers exceeded 10% of outstanding accounts receivable as of June 30, 2024 and December 31,2023.

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

Balance sheet information related to our leases is presented below:

	June 30,	December 31,
	2024	2023
Operating leases:
Right-of-use assets	$7,231,656	$7,387,693
Lease liability	3,326,074	3,440,630

Other information related to leases is presented below:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating lease cost	$248,841	$258,416
Other information:
Operating cash flows from operating leases	153,214	159,149
Weighted-average remaining lease term – operating leases (in years)	90.3	91.2
Weighted-average discount rate – operating leases	10.0%	10.0%

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 11: Leases (continued)

As of June 30, 2024, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2024 (six months)	$153,214
2025	304,603
2026	301,400
2027	301,400
2028	328,600
Thereafter	39,116,467
Total future minimum lease payments, undiscounted	40,505,684
Less: imputed interest	(37,179,610)
Present value of future minimum lease payments	$3,326,074

Lessor Commitments

As of June 30, 2024 and December 31, 2023, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries.

Property and equipment currently under lease consists of the following:

	June 30, 2024	December 31, 2023
Land	$5,067,746	$5,067,746
Land improvements	189,270	189,270
Building and improvements	73,942,012	71,160,127
Equipment	2,993,048	2,802,324
Property and equipment, gross	82,192,076	79,219,467

Less: accumulated depreciation	(6,857,434)	(5,056,214)
Property and equipment, net	$75,334,642	$74,163,253

Certain of the Company’s lease arrangements have a base rent component plus a component of lease income that is variable based on the respective tenant’s sales performance.

Lease revenue is included in “Event, rents, restaurant, and other revenues” in the condensed consolidated statements of operations. During the three months ended June 30, 2024 and 2023, the Company recorded $428,685 and $82,611 of lease revenue, respectively, and for the six months ended June 30, 2024 and 2023, the Company recorded $1,070,262 and $177,151 of lease revenue, respectively. The future minimum lease revenue under these leases, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:
2024 (six months)	$594,865
2025	1,174,695
2026	1,184,837
2027	1,170,697
2028	1,002,686
Thereafter	4,216,921
Total	$9,344,701

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

On November 7, 2022, HOFV Waterpark sold the land under the Company’s future waterpark to Oak Street Real Estate Capital, LLC (“Oak Street”). Simultaneously, the Company entered into a lease agreement with Oak Street. The Sale-Leaseback for the waterpark is repayable over a 99-year term. Under the terms of the leaseback agreement, the Company’s initial base rent is $4,375,000 per annum, payable monthly, with customary escalations over the lease term. On November 7, 2022, Oak Street and HOFV Waterpark also entered into a Purchase Option Agreement (the “Purchase Option Agreement”), pursuant to which HOFV Waterpark is granted an option to purchase the waterpark property back from Oak Street that can be exercised during the period beginning on December 1, 2027 and ending on November 30, 2034 (the “Option Period”).

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

On February 23, 2024, HOFV Waterpark entered into a first amendment to lease agreement (“First Amendment to Lease”) with Oak Street to amend the existing water park ground lease to reflect: (a) Oak Street’s funding for the benefit of the Tenant in the amount of $2,500,000, (b) an increase in the base rent; (c) the pledge of the Company’s 20% beneficial membership interest in Sandlot; and (d) the Company’s issuance of a Series H Common Stock Purchase Warrant to Oak Street to purchase 890,313 shares of the Company’s common stock, which is exercisable (a) prior to Landlord’s return of 90% of such warrants pursuant to the terms of the First Amendment to Lease, when and if there is an event of default under the water park lease, or the guaranty related to the underlying ground lease, or (b) after Landlord’s return of 90% of such warrants pursuant to the terms of the First Amendment to Lease, at any time.

On February 29, 2024, HOFV Waterpark, HOF Village Newco, LLC, as guarantor and pledgor, and HOF Village Stadium, LLC, as mortgagor, entered into a second amendment (the "Second Amendment") to the ground lease agreement for the waterpark with Oak Street, to memorialize, among other things, Landlord's forbearance of base rent due for March and April of 2024, with such payments extended to be due on May 1, 2024. Under the Second Amendment, there is no notice or cure period for the rent payment due on May 1, 2024. On May 10, 2024, the parties entered into a third amendment to the lease agreement, to remove a sentence, effective May 1, 2024, that provided there shall be no notice or cure period for deferred rent due on May 1, 2024. HOFV Waterpark has not paid the deferred base rent of $1,197,907 due May 1, 2024, which upon written notice from the Landlord, and after HOFV Waterpark's failure to cure within three days, would be an event of default under the waterpark ground lease and would give Oak Street the option to, among other things, and to the extent permitted by applicable law, accelerate and recover all remaining payments owed under the waterpark ground lease. The Company is in negotiations with Oak Street and believes that it will be able to negotiate an amendment that provides for extending the base rent forbearance payment date under the waterpark ground lease or a similar outcome. However, until such time that an amendment is executed, the Company can provide no assurance that it will be successful in these efforts.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 12: Financing Liability (continued)

As of June 30, 2024, the carrying value of the financing liability was $67,758,996, representing $2,324,731,722 in remaining payments under the leases, net of a discount of $2,256,972,726. The lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

As of June 30, 2023, the carrying value of the financing liability was $61,299,829, representing $2,201,892,776 in remaining payments under the leases, net of a discount of $2,140,592,947. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability, for the years ending December 31 are as follows:

2024 (six months)	$4,181,246
2025	6,179,956
2026	6,328,158
2027	6,479,940
2028	6,635,387
Thereafter	2,294,927,035
Total Minimum Liability Payments	2,324,731,722
Imputed Interest	(2,256,972,726)
Total	$67,758,996

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 13: Disposition

On January 11, 2024, HOF Village completed the sale to Sandlot Facilities, LLC (“Sandlot”) for a $10 million purchase price, subject to adjustment, of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC (“Sports Complex Newco”), to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business prior to closing. The transaction occurred pursuant to the terms of the Membership Interest Purchase Agreement, dated December 22, 2023 (the “Purchase Agreement”), among the Company, HOF Village, Sandlot and Sandlot Youth Sports Holdings, LLC. Under the Purchase Agreement, Sandlot held back $1.5 million of the Purchase Price (which is included in “Prepaid expenses and other assets” on the Company’s condensed consolidated balance sheets) to secure certain indemnification obligations of the Company and HOF Village, which holdback will be released by Sandlot for the benefit of HOF Village in three $500,000 increments at 6, 12 and 18 months after the January 11, 2024 closing date of the Transaction, subject to post-closing adjustment of the Purchase Price and any indemnification claims pursuant to the Purchase Agreement. During July 2024, the Company received the first of such holdback payments.

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

Note 14: Subsequent Events

Subsequent events have been evaluated through August 13, 2024, the date the condensed consolidated financial statements were issued.

Constellation Energy Made Easy Agreement

On July 1, 2024, the Company received approximately $9.9 million from Constellation’s Energy Made Easy program for the Company’s Gameday Bay Waterpark. The Company will repay this amount to Constellation over five years from the date of receipt.

State of Ohio Grant

On June 28, 2024 the Company was awarded a $9.8 Million grant from the State of Ohio’s One Time Strategic Community Investments in support of the development of the Hall of Fame Village. The Company received this funding on August 9, 2024.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “will,” “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “strategy,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Factors that could cause or contribute to our results differing materially from those expressed or implied by forward–looking statements include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024, Form 10-K/A filed with the SEC on April 29, 2024, and in our reports subsequently filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Unless the context otherwise requires, the “Company”, “we,” “our,” “us” and similar terms refer to Hall of Fame Resort & Entertainment Company, a Delaware corporation.

The following discussion should be read in conjunction with the Company’s Form 10-K and Form 10 K/A for the year ended December 31, 2023, filed with the SEC and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

Business Overview

We are a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, we own the Hall of Fame Village, which is a multi-use sports and entertainment destination centered around the PFHOF’s campus and the DoubleTree by Hilton located in downtown Canton. We have created a diversified set of revenue streams through the development of themed attractions, premier entertainment programming and sponsorships. We continue to pursue a diversified strategy across three business verticals, including destination-based assets, Hall of Fame Village Media and Gold Summit Gaming.

The strategic plan for Hall of Fame Village involves three phases: Phase I, Phase II, and Phase III. Phase I of the Hall of Fame Village is operational, consisting of the Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex (ownership reduced to 20% as of January 11, 2024), and Hall of Fame Village Media and Gold Summit Gaming. The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the National Football League (“NFL”) Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. The ForeverLawn Sports Complex hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. Hall of Fame Village Media leverages the sport of professional football to produce exclusive programming. Hall of Fame Village Media has created short-form and long-form media entertainment through multiple distribution channels. This includes The Perfect Ten, Inspired, The GOAT Code, and Next Man Up: NFL Alumni Academy.

Gold Summit Gaming has procured licenses through the State of Ohio for both a physical sports betting operation and online sports betting platform. We have entered into an agreement with BETR as our mobile management services provider. In addition, the gaming vertical hosts multiple eSports tournaments within the destination along with other types of gaming tournaments and interactive events.

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

Our operating expenses include the costs associated with running and maintaining operational entertainment and destination assets such as the Tom Benson Hall of Fame Stadium, Constellation Center for Excellence, Center for Performance and Play Action Plaza along with management and professional fees. Factors that will contribute to increased operating expenses include: more of our Phase II assets becoming operational, the addition of events for top performers, and sporting events.

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

During the three and six months ended June 30, 2024, the Company received net proceeds of $113,428 under the Equity Distribution Agreement. As of June 30, 2024, shares of Common Stock having an aggregate offering price of up to $14,543,722 remained available under the ATM.

Amendment to Business Loan Agreement with Stark County Port Authority

On May 20, 2024, the Company entered into an Amendment to Business Loan Agreement (“Amendment”) with the Stark County Port Authority (“SPCA”), a body corporate and politic and a port authority duly organized and validly existing under the law of the State of Ohio.

Pursuant to the Amendment, which modifies the original instrument dated August 31, 2022, the parties agreed: (i) to modify the original maturity date from August 30, 2029 to June 30, 2044; (ii) SPCA will provide additional funds to Borrower totaling $520,383; (iii) the original principal balance will be increased from $5,000,000 to $5,520,383; and (iv) Borrower shall repay as follows (a) interest will be capitalized and compounded annually for two years, from May 20, 2024 through May 20, 2026, (b) quarterly interest only payments for five years, from June 30, 2026 through June 30, 2031, with subsequent interest payments due the last day of each March, June, September and December, (c) quarterly principal and interest payments until the maturity date when all other amounts due and owing to SPCA are due. In addition, in the event of a substantial change in ownership, defined as more than 50% of the outstanding ownership and control of the Borrower, SPCA may, at its option, declare an Event of Default and declare all sums owed to SPCA immediately due and payable.

The Amendment contains customary affirmative and negative covenants for this type of loan, including without limitation, affirmative covenants, negative covenants and default provisions. Borrower agreed to reimburse SPCA for all costs and expenses including, without limitation, legal fees and expenses of counsel.

Amendment to $5,000,000 Unsecured Loan from City of Canton, Ohio

On June 5, 2024, the Company, entered into a First Amendment to Business Loan Agreement (“First Amendment”) and a Promissory Note Modification Agreement (“Note Modification”) with the City of Canton, Ohio (“City of Canton”).

Pursuant to the First Amendment, which modifies the original instrument dated September 15, 2022, the parties agreed: (i) to modify the original maturity date from June 30, 2029 to July 1, 2046; and (ii) pursuant to the Note Modification, Borrower shall repay as follows (a) no interest shall accrue for two years, from May 28, 2024 through June 30, 2026, (b) commencing on July 1, 2026, the outstanding principal balance will bear interest at the reduced rate of five percent (5%) per annum, compounded quarterly, and (c) commencing on October 1, 2026 and continuing quarterly thereafter on the first day of January, April, July and October of each year thereafter, Borrower shall pay quarterly principal and interest payments until the maturity date when all other amounts due and owing to the City of Canton will be due.

Amendment to $3,500,000 Secured Loan from City of Canton, Ohio

On June 5, 2024, the Company, entered into a First Amendment to Loan Agreement (“Hotel First Amendment”) and a Promissory Note Modification Agreement (“Hotel Note Modification”) with the City of Canton with the consent of the senior lender.

Pursuant to the Hotel First Amendment, which modifies the original instrument dated December 30, 2019, the parties agreed: (i) to modify the original maturity date from July 1, 2027 to July 1, 2046; and (ii) pursuant to the Hotel Note Modification, HOFV Hotel II shall repay as follows (a) no interest shall accrue for two years, from May 28, 2024 through June 30, 2026, (b) commencing on July 1, 2026, the outstanding principal balance will bear interest at the increased rate of five percent (5%) per annum, and (c) commencing on October 1, 2026 and continuing quarterly thereafter on the first day of January, April, July and October of each year thereafter, HOFV Hotel II shall pay quarterly principal and interest payments until the maturity date when all other amounts due and owing to the City of Canton will be due.

$1,500,000 Unsecured Loan from Stark Community Foundation, Inc.

On June 11, 2024, the Company entered into a Business Loan Agreement (“SCF Loan”) and Promissory Note (“SCF Note”) with the Stark Community Foundation, Inc., an Ohio not-for-profit corporation (“SCF Lender”).

Pursuant to the SCF Loan, SCF Lender provided a term loan to the Company in the principal amount of One Million Five Hundred Thousand Dollars ($1,500,000). The maturity date of the SCF Loan is June 30, 2025. The interest rate is six percent (6%) per annum and upon an Event of Default, the interest rate shall equal the interest rate in effect pursuant to the provisions of the SCF Note, plus five percent (5%) per annum. With respect to repayment, the entire outstanding principal balance, all accrued interest and all other amounts that may be due and owing to SCF Lender shall be due upon maturity. In connection with entering the SCF Loan and SCF Note, the Company agreed to pay customary fees and expenses.

Constellation EME Express Equipment Services Program

On June 17, 2024, the Company entered into a Customer Contract for EME Express Services Equipment Program (“Customer Contract”) with Constellation NewEnergy, Inc. (“Constellation”).

Pursuant to the Customer Contract, HOFV Waterpark secured $9,900,000 in financing from Constellation through its Efficiency Made Easy (“EME”) program to implement energy efficient measures to finance construction of the waterpark as part of Phase II development. In conjunction with the Customer Contract, Welty Building Construction, Ltd. (“Welty”) agreed to sell and deliver certain materials and equipment purchased by HOF Village Waterpark. In addition, Welty will act as HOFV Waterpark’s agent pursuant to an Agency Agreement (“Agency Agreement”) and will hold the funds in escrow and facilitate compliance with the EME requirements in exchange for a success fee of one percent (1%) of the total of EME program funds.

Pursuant to the Customer Contract, as security for repayment, HOFV Waterpark was required to secure a surety bond (“Guarantee Bond”). The Hanover Insurance Company, a corporation organized and existing under the laws of the State of New Hampshire, provided a Guarantee Bond for the benefit of Constellation as adequate assurance of future performance in the amount of $9,900,000 with the penal sum stepping down annually provided no default has occurred.

Amendment to $5,000,000 Unsecured Loan from Stark Community Foundation, Inc.

On June 25, 2024, the Company entered into a First Amendment to Business Loan Agreement (“Infrastructure First Amendment”) and an Amended and Restated Promissory Note (“A&R Infrastructure Note”) with Stark Community Foundation, Inc., an Ohio not-for-profit corporation (“Infrastructure Lender”), as lender.

Pursuant to the Infrastructure First Amendment, which modifies the original business loan agreement dated June 16, 2022, the parties agreed: (i) to extend the original maturity date from May 31, 2029 to June 30, 2044; (ii) the principal balance is increased from $5,000,000 to $5,451,666, reflecting the addition of accrued and unpaid interest; and (iii) pursuant to the A&R Infrastructure Note, the Company agreed to repay as follows: (a) commencing on June 25, 2024, and continuing for approximately two and one-half years, until December 31, 2026, the outstanding principal balance will bear interest at six percent (6%) per annum, which interest rate is unchanged from the original note, and the Company will not make interest or principal payments, and (b) commencing on December 31, 2026 and continuing annually on December 31 of each year thereafter, the Company will make annual principal and interest payments until the maturity date, June 30, 2044, when all other amounts due and owing to Infrastructure Lender are due.

Amendment to $3,000,000 Secured Loan from NewMarket Project, Inc.

On June 25, 2024, the Company entered into a Second Amendment to Business Loan Agreement (“Hotel Second Amendment”) and an Amended and Restated Promissory Note (“A&R Hotel Note”) with NewMarket Project, Inc. (“Hotel Lender”), as lender.

Pursuant to the Hotel Second Amendment, which modifies the original business loan agreement dated December 30, 2019, the parties agreed: (i) to extend the original maturity date from December 30, 2024 to June 30, 2044; (ii) the principal balance is increased from $3,000,000 to $3,180,654, reflecting the addition of accrued and unpaid interest; and (iii) pursuant to the A&R Hotel Note, HOFV Hotel II will repay as follows: (a) commencing on June 25, 2024, and continuing for approximately two and one-half years, until December 31, 2026, the outstanding principal balance will bear interest at six percent (6%) per annum, and HOFV Hotel II will not make interest or principal payments, and (b) commencing on December 31, 2026 and continuing annually on December 31 of each year thereafter, HOFV Hotel II will make annual principal and interest payments until the maturity date, June 30, 2044, when all other amounts due and owing to Hotel Lender are due.

State of Ohio Community Investment Grant

On June 28, 2024 we were awarded a $9.8 Million grant from the State of Ohio’s One Time Strategic Community Investments in support of the development of the Hall of Fame Village. We received this funding on August 9, 2024.

Termination of Shula’s Management Agreement

HOFV and Shula’s Steak Houses, LLLP have mutually agreed to end their partnership at the Hall of Fame Village. HOF Village Newco, LLC, which has owned the business since its inception, will now both own and manage the site. A phased transition plan agreed upon by both organizations has been established and is currently being implemented to provide a seamless guest experience. The operational team at Don Shula’s American Kitchen and the leadership team at HOFV have been and will continue to work to ensure that there is minimal disruption. It is the intention of HOFV to run the restaurant under a new concept following the transition with Shula’s.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended June 30, 2024 and the comparable period in 2023:

	For the Three Months Ended June 30,
	2024	2023
Revenues
Sponsorships, net of activation costs	$626,831	$691,236
Event, rents, restaurant and other revenue	2,191,900	3,410,010
Hotel revenues	1,880,938	2,026,031
Total revenues	4,699,669	6,127,277

Operating expenses
Operating expenses	7,199,196	10,693,853
Hotel operating expenses	1,708,961	1,587,620
Depreciation expense	4,181,191	3,373,076
Total operating expenses	13,089,348	15,654,549

Loss from operations	(8,389,679)	(9,527,272)

Other income (expense)
Interest expense, net	(6,475,614)	(4,404,146)
Amortization of discount on note payable	(1,054,650)	(882,240)
Change in fair value of warrant liability	(1,000)	(223,000)
Change in fair value of interest rate swap	-	60,000
Change in fair value of securities available for sale	-	1,683,246
Gain on sale of asset	1,502	-
Loss on extinguishment of debt	(3,763)	-
Other income	500,000	-
Loss from equity method investments	(65,778)	-
Total other expense	(7,099,303)	(3,766,140)

Net loss	$(15,488,982)	$(13,293,412)

Preferred stock dividends	(266,000)	(266,000)
Loss attributable to non-controlling interest	-	5,795
Net loss attributable to HOFRE stockholders	$(15,754,982)	$(13,553,617)
Net loss per share, basic and diluted	$(2.41)	$(2.39)
Weighted average shares outstanding, basic and diluted	6,527,988	5,660,385

Three Months Ended June 30, 2024 as Compared to the Three Months Ended June 30, 2023

Sponsorship Revenues

Sponsorship revenues totaled $626,831 for the three months ended June 30, 2024, as compared to $691,236 for the three months ended June 30, 2023, representing a decrease of $64,405, or 9.3%. This decrease was primarily driven by a change in the mix of the Company’s sponsorships.

Event, rents, restaurant and other revenues

Revenue from event, rents, restaurant and other revenues was $2,191,900 for the three months ended June 30, 2024, compared to $3,410,010 for the three months ended June 30, 2023, for a decrease of $1,218,110, or 35.7%. The decrease was primarily due to a change in timing of our large scale events in 2024 compared to 2023.

Hotel Revenues

Hotel revenue was $1,880,938 for the three months ended June 30, 2024, compared to $2,026,031 from the three months ended June 30, 2023 for a decrease of $145,093, or 7.2%. This decrease was driven by a decrease in hotel occupancy and lower average daily rate at the hotel.

Operating Expenses

Operating expense was $7,199,196 for the three months ended June 30, 2024, compared to $10,693,853 for the three months ended June 30, 2023, for a decrease of $3,494,657, or 32.7%. This decrease was primarily driven by a decrease in production fees for our events and media productions, a decrease in personnel and related benefits costs, as well as a decrease in professional fees.

Hotel Operating Expenses

Hotel operating expense was $1,708,961 for the three months ended June 30, 2024, compared to $1,587,620 for the three months ended June 30, 2023, for an increase of $121,341, or 7.6%. This increase was primarily driven by increased labor and supply costs.

Depreciation Expense

Depreciation expense was $4,181,191 for the three months ended June 30, 2024, compared to $3,373,076 for the three months ended June 30, 2023, for an increase of $808,115, or 24.0%. The increase in depreciation expense is primarily the result of the completion of additional major assets being put into service.

Interest Expense

Total interest expense was $6,475,614 for the three months ended June 30, 2024, compared to $4,404,146 for the three months ended June 30, 2023, for an increase of $2,071,468, or 47.0%. The increase in total interest expense was primarily due to an increase in the amount of total debt outstanding, a decrease in the proportion of debt that is capitalized for ongoing construction projects.

Amortization of Debt Discount

Total amortization of debt discount was $1,054,650 for the three months ended June 30, 2024, compared to $882,240 for the three months ended June 30, 2023, for an increase of $172,410, or 19.5%. The increase is primarily due to additional debt as well as additional debt discounts incurred for the extension fees on the IRG-related loans.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability was $1,000 for the three months ended June 30, 2024, compared to $223,000 for the three months ended June 30, 2023, for a decrease of $222,000 or 99.6%. The decrease in change in fair value of warrant liability was due primarily to a change in our stock price.

Change in Fair Value of Interest Rate Swap

The change in fair value of interest rate swap was $0 and $60,000 for the three months ended June 30, 2024 and 2023, respectively. The interest rate swap was terminated in 2023.

Change in Fair Value of Securities Available for Sale

The change in fair value of securities available for sale was $0 and $1,683,246 for the three months ended June 30, 2024 and 2023, respectively. This was due to the change in fair value of our penny warrants granted to us from our online sports betting partner.

Gain on sale of asset

The gain on sale of asset was $1,502 for the three months ended June 30, 2024, compared to $0 for the three months ended June 30, 2023. The gain on sale of asset was due to the sale of some office equipment.

Loss on extinguishment of debt

The loss on extinguishment of debt was $3,763 for the three months ended June 30, 2024, compared to $0 for the three months ended June 30, 2023. The loss on extinguishment of debt was due to the restructuring of certain of our debt instruments during the quarter.

Other income

Other income was $500,000 for the three months ended June 30, 2024, compared to $0 for the three months ended June 30, 2023. Our other income during 2024 was due to a grant from a government entity.

Loss from equity method investments

The loss from equity method investments was $65,778 for the three months ended June 30, 2024, compared to $0 for the three months ended June 30, 2023. The loss from equity method investments was due to the Sandlot arrangement, which was entered into on January 11, 2024.

Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023

	For the Six Months Ended June 30,
	2024	2023
Revenues
Sponsorships, net of activation costs	$1,486,562	$1,364,711
Event, rents, restaurant and other revenue	4,246,777	4,318,322
Hotel revenues	3,157,645	3,564,677
Total revenues	8,890,984	9,247,710

Operating expenses
Operating expenses	13,349,560	23,222,569
Hotel operating expenses	2,683,393	3,046,823
Impairment expense	-	1,145,000
Depreciation expense	8,339,941	5,926,436
Total operating expenses	24,372,894	33,340,828

Loss from operations	(15,481,910)	(24,093,118)

Other income (expense)
Interest expense, net	(12,997,148)	(8,036,783)
Amortization of discount on note payable	(2,009,972)	(1,738,131)
Change in fair value of warrant liability	48,000	(461,000)
Change in fair value of interest rate swap	-	(40,000)
Change in fair value of securities available for sale	-	1,683,246
Loss on sale of asset	(138,539)	-
Loss on extinguishment of debt	(3,763)	-
Other income	500,000	-
Loss from equity method investments	(35,826)	-
Total other income (expense)	(14,637,248)	(8,592,668)

Net loss	$(30,119,158)	$(32,685,786)

Preferred stock dividends	(532,000)	(532,000)
Non-controlling interest	8,588	54,372

Net loss attributable to HOFRE stockholders	$(30,642,570)	$(33,163,414)

Net loss per share – basic and diluted	$(4.71)	$(5.88)

Weighted average shares outstanding, basic and diluted	6,507,016	5,644,822

Sponsorship Revenues

Sponsorship revenues totaled $1,486,562 for the six months ended June 30, 2024 as compared to $1,364,711 for the six months ended June 30, 2023, for an increase of $121,851, or 8.9%. This increase was primarily driven by the Company gaining new sponsorships.

Event, rents, restaurant and other revenues

Revenue from event, rents, restaurant and other revenues was $4,246,777 for the six months ended June 30, 2024 compared to $4,318,322 for the six months ended June 30, 2023, for a decrease of $71,545, or 1.7%. This decrease was primarily driven by a change in timing of certain of our larger scale events.

Hotel Revenues

Hotel revenue was $3,157,645 for the six months ended June 30, 2024 compared to $3,564,677 from the six months ended June 30, 2023 for a decrease of $407,032, or 11.4%. This decrease was driven by decreased occupancy and average daily rates.

Operating Expenses

Operating expense was $13,349,560 for the six months ended June 30, 2024 compared to $23,222,569 for the six months ended June 30, 2023, for a decrease of $9,873,009, or 42.5%. This decrease was driven by lower personnel and related benefits costs, a decrease in production and related costs for our events and media productions, and a decrease in professional fees.

Hotel Operating Expenses

Hotel operating expense was $2,683,393 for the six months ended June 30, 2024 compared to $3,046,823 for the six months ended June 30, 2023 for a decrease of $363,430, or 11.9%. This decrease was driven by decreased occupancy and lower related operating expenses.

Impairment Expense

Impairment expense was $0 for the six months ended June 30, 2024, compared to $1,145,000 for the six months ended June 30, 2023. The impairment expense for 2023 was due to an impairment of the film costs.

Depreciation Expense

Depreciation expense was $8,339,941 for the six months ended June 30, 2024 compared to $5,926,436 for the six months ended June 30, 2023, for an increase of $2,413,505, or 40.7%. The increase was primarily the result of putting additional assets into service during 2024.

Interest Expense

Total interest expense was $12,997,148 for the six months ended June 30, 2024 compared to $8,036,783 for the six months ended June 30, 2023, for an increase of $4,960,365, or 61.7%. The increase in total interest expense is primarily due to the increase in our total debt outstanding, as well as a mix of higher interest rate loans.

Amortization of Debt Discount

Total amortization of debt discount was $2,009,972 for the six months ended June 30, 2024 compared to $1,738,131 for the six months ended June 30, 2023, for an increase of $271,841, or 15.6%. The increase is primarily due incurring additional debt as well as additional debt discounts incurred for the extension fees on the IRG-related loans.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability represents a gain of $48,000 for the six months ended June 30, 2024 compared to a loss of $461,000 for the six months ended June 30, 2023, for a change of $509,000 or 110.4%. The change in fair value of warrant liability was primarily due to a change in our stock price.

Change in Fair Value of Interest Rate Swap

The change in fair value of interest rate swap was a loss of $40,000 for the six months ended June 30, 2023. The interest rate swap was terminated in 2023.

Change in Fair Value of Securities Available for Sale

The change in fair value of securities available for sale was $1,683,246 for the six months ended June 30, 2023. This was due to the change in fair value of our penny warrants granted to us from our online sports betting partner.

Loss on sale of asset

The loss on sale of asset was $138,539 for the six months ended June 30, 2024, compared to $0 for the six months ended June 30, 2023. The loss on sale of asset was due to the sale of office equipment and the sale of our sports complex.

Loss on extinguishment of debt

The loss on extinguishment of debt was $3,763 for the six months ended June 30, 2024, compared to $0 for the six months ended June 30, 2023. The loss on extinguishment of debt was due to the restructuring of a portion of our debt arrangements.

Other income

Other income was $500,000 for the six months ended June 30, 2024, compared to $0 for the six months ended June 30, 2023. Our other income during 2024 was related to a government grant we received during the period.

Loss from equity method investments

The loss from equity method investments was $35,826 for the six months ended June 30, 2024, compared to $0 for the six months ended June 30, 2023. The loss from equity method investments was due to the Sandlot arrangement, which was entered into on January 11, 2024.

Liquidity and Capital Resources

We have sustained recurring losses through June 30, 2024, and our accumulated deficit was $247.3 million as of such date. Since inception, the Company's operations have been funded principally through the issuance of debt and equity. As of June 30, 2024, we had approximately $1.5 million of unrestricted cash and $5.0 million of restricted cash. Through August 14, 2025, we have $99.9 million in debt principal payments coming due. During the six months ended June 30, 2024, the Company used cash for operating activities of $5.3 million.

On June 28, 2024 we were awarded a $9.8 Million grant from the State of Ohio’s One Time Strategic Community Investments in support of the development of the Hall of Fame Village. We received this funding on August 9, 2024.

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

Cash Flows

Since inception, we have primarily used our available cash to fund our project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Six Months Ended June 30,
	2024	2023
Cash (used in) provided by:
Operating Activities	$(5,310,177)	$(19,683,133)
Investing Activities	(3,777,401)	(14,468,823)
Financing Activities	3,714,860	17,486,567
Net decrease in cash and restricted cash	$(5,372,718)	$(16,665,389)

Cash Flows for the Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023

Operating Activities

Net cash used in operating activities was $5.3 million for the six months ended June 30, 2024, a decrease of $14.4 million from the same period in the prior year. The decrease in cash used in operating activities was primarily attributable to a $2.6 million decrease in net loss between the two periods, along with a $2.4 million increase in the add-back for depreciation expense, a $4.0 million increase in paid-in-kind interest, a $3.5 million increase in the change in accounts payable and accrued expenses, and a $2.0 million increase in the change in due to affiliate.

Investing Activities

Net cash used in investing activities was $3.8 million during the six months ended June 30, 2024, a decrease of $10.7 million from the same period last year. The decrease was attributable to $5.2 million invested in treasury bills during the six months ended June 30, 2023, a decrease of $7.8 million in capital spending on project development, offset by an increase $8.1 million received from the sale of assets.

Financing Activities

Net cash provided by financing activities was $3.7 million during the six months ended June 30, 2024, a decrease of $13.8 million from the same period last year. The decrease was primarily attributable to a decrease of $9.9 million in notes payable proceeds, an increase of $10.6 million in repayments of notes payable, offset by $3.5 million in proceeds from our financing liability.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

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

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2023, we concluded there was a material weakness in our internal control over financial reporting related to the precise and timely review and analysis of information used to prepare our financial statements and disclosures in accordance with U.S. GAAP. We have taken steps to remediate this material weakness in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate the material weakness.

Because of the material weakness in our internal control over financial reporting as previously disclosed, our principal executive officer and interim principal accounting officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our principal executive officer and interim principal accounting officer, have concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, the Company continues to implement its plan of remediation for the material weakness discussed above. There have been no other changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

During the normal course of its business, the Company is subject to occasional legal proceedings and claims. The Company does not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition, or cash flows.

Item 1A. Risk factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, other than:

Our business plan requires additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.

We have sustained recurring losses through June 30, 2024, and our accumulated deficit was $247.3 million as of such date. Since inception, our operations have been funded principally through the issuance of debt and equity. As of June 30, 2024, we had approximately $1.5 million of unrestricted cash and $5.0 million of restricted cash. Through August 14, 2025, we have $99.9 million in debt principal payments coming due. During the six months ended June 30, 2024, the Company used cash for operating activities of $5.3 million.

While our strategy assumes that we will receive sufficient capital to have sufficient working capital, we currently do not have available cash and cash flows from operations to provide us with adequate liquidity for the near-term or foreseeable future. Our current projected liabilities exceed our current cash projections and we have very limited cash flow from current operations. We therefore will require additional capital and/or cash flow from future operations to fund the Company, our debt service obligations and our ongoing business. There is no assurance that we will be able to raise sufficient additional capital or generate sufficient future cash flow from our future operations to fund the Hall of Fame Village, our debt service obligations or our ongoing business. If the amount of capital we are able to raise, together with any income from future operations, is not sufficient to satisfy our liquidity and capital needs, including funding our current debt obligations, we may be required to abandon or alter our plans for the Company. The Company may have to raise additional capital through the equity market, which could result in substantial dilution to existing stockholders. If management is unable to execute its planned debt and equity financing initiatives, these conditions raise substantial doubt about our ability to continue to sustain operations for at least one year from the issuance of our condensed consolidated financial statements for the quarter ended June 30, 2024 included in this quarterly report on Form 10-Q. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Document
1.1	Amendment No. 2 to Equity Distribution Agreement, dated April 8, 2024, by and among Hall of Fame Resort & Entertainment Company, and Maxim Group LLC and Wedbush Securities Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 8, 2024)
10.1	Omnibus Extension of Debt Instruments, dated April 7, 2024, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, as borrowers, and CH Capital Lending, LLC, IRG, LLC, JKP Financial, LLC, and Midwest Lender Fund, LLC as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 8, 2024)
10.2	Third Amendment to Lease Agreement, dated May 10, 2024, among HFAKOH001 LLC, as landlord, HOF Village Waterpark, LLC, as tenant, HOF Village Newco, LLC, as guarantor and HOF Village Stadium, LLC, as mortgagor (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on May 14, 2024)
10.3	Amendment to Business Loan Agreement, dated May 20, 2024, between Hall of Fame Resort & Entertainment Company, as borrower, and Stark County Port Authority, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 24, 2024)
10.4	First Amendment to Business Loan Agreement, dated June 5, 2024, between Hall of Fame Resort & Entertainment Company, as borrower, and City of Canton, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on June 11, 2024)
10.5	Promissory Note Modification Agreement, dated June 5, 2024, between Hall of Fame Resort & Entertainment Company, as borrower, and City of Canton, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on June 11, 2024)
10.6	First Amendment to Loan Agreement, dated June 5, 2024, between HOF Village Hotel II, LLC, as borrower, and City of Canton, as lender (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on June 11, 2024)
10.7	Promissory Note Modification Agreement, dated June 5, 2024, between HOF Village Hotel II, LLC, as borrower, and City of Canton, as lender (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on June 11, 2024)
10.8	Business Loan Agreement, dated June 11, 2024, between Hall of Fame Resort & Entertainment Company, as borrower, and Stark Community Foundation, Inc., as lender (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on June 11, 2024)
10.9	Promissory Note, dated June 11, 2024, between Hall of Fame Resort & Entertainment Company, as borrower, and Stark Community Foundation, Inc., as lender (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on June 11, 2024)
10.10	Customer Contract for the EME Express Services Equipment Program, dated June 17, 2024, between HOF Village Waterpark, LLC, as customer, and Constellation NewEnergy, Inc., as service provider (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on June 21, 2024)
10.11	Efficiency Made Easy Program Agency Agreement, dated June 17, 2024, between HOF Village Waterpark, LLC, as principal, and Welty Building Construction Ltd., as agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on June 21, 2024)
10.12†	Consulting Services Agreement, dated June 21, 2024, between HOF Village Newco, LLC and Tara Charnes, as consultant (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on June 21, 2024)

10.13	First Amendment to Business Loan Agreement, dated June 25, 2024, between Hall of Fame Resort & Entertainment Company, as borrower, and Stark Community Foundation, Inc., as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 1 2024)
10.14	Amended and Restated Promissory Note, dated June 25, 2024, between Hall of Fame Resort & Entertainment Company, as borrower, and Stark Community Foundation, Inc., as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on July 1 2024)
10.15	Second Amendment to Business Loan Agreement, dated June 25, 2024, between HOF Village Hotel II, LLC, as borrower, and NewMarket Project, Inc., as lender (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on July 1 2024)
10.16	Amended and Restated Promissory Note, dated June 25, 2024, between HOF Village Hotel II, LLC, as borrower, and NewMarket Project, Inc., as lender (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on July 1 2024)
31.1*	Certification of Chief Executive Officer and Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Interim Principal Financial Officer and Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: August 13, 2024	By:	/s/ Michael Crawford
Michael Crawford
President and Chief Executive Officer
(Principal Executive and Interim Principal Financial Officer)

Date: August 13, 2024	By:	/s/ John Van Buiten
John Van Buiten
Vice President of Accounting/Corporate Controller
(Interim Principal Accounting Officer)