Form 10-Q
period 2024-09-30
Hall of Fame Resort & Entertainment Co
filed 2024-11-13
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

2014 Champions Gateway, Suite 100

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

As of November 8, 2024, there were 6,556,835 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash	$2,569,355	$3,243,353
Restricted cash	4,915,073	8,572,730
Equity method investments	2,363,379	-
Investments available for sale	2,000,000	2,000,000
Accounts receivable, net	1,659,904	1,108,460
Prepaid expenses and other assets	7,839,927	3,514,135
Property and equipment, net	335,114,292	344,378,835
Property and equipment held for sale	-	12,325,227
Right-of-use lease assets	7,268,277	7,387,693
Project development costs	71,910,357	59,366,200
Total assets	$435,640,564	$441,896,633

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$241,587,376	$219,532,941
Accounts payable and accrued expenses	18,936,113	21,825,540
Due to affiliate	2,911,032	1,293,874
Warrant liability	161,000	225,000
Financing liability	68,879,042	62,982,552
Lease liabilities	3,399,584	3,440,630
Other liabilities	6,064,620	5,858,682
Total liabilities	341,938,767	315,159,219

Commitments and contingencies (Note 6, 7, and 8)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,917,000 shares authorized; no shares issued or outstanding at September 30, 2024 and December 31, 2023	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 0 and 200 shares issued and outstanding at September 30, 2024 and December 31, 2023; liquidation preference of $0 as of September 30, 2024	-	-
Series C convertible preferred stock, $0.0001 par value; 15,000 shares designated; 15,000 shares issued and outstanding at September 30, 2024 and December 31, 2023; liquidation preference of $16,948,500 as of September 30, 2024	2	2
Common stock, $0.0001 par value; 300,000,000 shares authorized; 6,556,835 and 6,437,020 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	655	643
Additional paid-in capital	346,637,348	344,335,489
Accumulated deficit	(251,972,782)	(216,643,882)
Total equity attributable to HOFRE	94,665,223	127,692,252
Non-controlling interest	(963,426)	(954,838)
Total equity	93,701,797	126,737,414
Total liabilities and stockholders’ equity	$435,640,564	$441,896,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues
Sponsorships, net of activation costs	$684,180	$689,753	$2,170,742	$2,054,464
Event, rents, restaurant, and other revenues	4,639,785	5,763,583	8,886,562	10,081,905
Hotel revenues	2,177,661	2,291,493	5,335,306	5,856,170
Total revenues	7,501,626	8,744,829	16,392,610	17,992,539

Operating expenses
Operating expenses	8,604,054	12,409,390	21,953,614	35,631,959
Hotel operating expenses	1,847,014	1,814,053	4,530,407	4,860,876
Impairment expense	-	-	-	1,145,000
Depreciation expense	4,202,042	4,559,899	12,541,983	10,486,335
Total operating expenses	14,653,110	18,783,342	39,026,004	52,124,170

Loss from operations	(7,151,484)	(10,038,513)	(22,633,394)	(34,131,631)

Other income (expense)
Interest expense, net	(5,902,062)	(6,026,801)	(18,899,210)	(14,063,584)
Amortization of discount on note payable	(1,092,996)	(1,419,684)	(3,102,968)	(3,157,815)
Change in fair value of warrant liability	16,000	968,000	64,000	507,000
Change in fair value of interest rate swap	-	203,850	-	163,850
Change in fair value of securities available for sale	-	-	-	1,683,246
Loss on sale of asset	(5,674)	-	(144,213)	-
Loss on extinguishment of debt	-	-	(3,763)	-
Other income	9,763,126	148,796	10,263,126	148,796
Loss from equity method investments	(47,240)	-	(83,066)	-
Total other income (expense)	2,731,154	(6,125,839)	(11,906,094)	(14,718,507)

Net loss	$(4,420,330)	$(16,164,352)	$(34,539,488)	$(48,850,138)

Preferred stock dividends	(266,000)	(266,000)	(798,000)	(798,000)
Loss attributable to non-controlling interest	-	11,277	8,588	65,649

Net loss attributable to HOFRE stockholders	$(4,686,330)	$(16,419,075)	$(35,328,900)	$(49,582,489)

Net loss per share, basic and diluted	$(0.72)	$(2.89)	$(5.42)	$(8.77)

Weighted average shares outstanding, basic and diluted	6,551,352	5,672,602	6,521,903	5,654,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(unaudited)

	Series B Convertible Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Interest	Equity
Balance as of January 1, 2024	200	$-	15,000	$2	6,437,020	$643	$344,335,489	$(216,643,882)	$127,692,252	$(954,838)	$126,737,414

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	96,469	-	96,469	-	96,469
Vesting of restricted stock units, net of 7,672 shares withheld for taxes	-	-	-	-	65,417	7	(7)	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Warrants issued for financing liability proceeds	-	-	-	-	-	-	1,666,000	-	1,666,000	-	1,666,000
Net loss	-	-	-	-	-	-	-	(14,621,588)	(14,621,588)	(8,588)	(14,630,176)

Balance as of March 31, 2024	200	$-	15,000	$2	6,502,437	$650	$346,097,951	$(231,531,470)	$114,567,133	$(963,426)	$113,603,707

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	205,994	-	205,994	-	205,994
Vesting of restricted stock units, net of 0 shares withheld for taxes	-	-	-	-	854	-	-	-	-	-	-
Sale of shares under ATM	-	-	-	-	37,457	5	113,423	-	113,428	-	113,428
Issuance of restricted stock awards	-	-	-	-	5,000	-	-	-	-	-	-
Automatic conversion of Series B Preferred Stock	(200)	-	-	-	2,971	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(15,488,982)	(15,488,982)	-	(15,488,982)

Balance as of June 30, 2024	-	$-	15,000	$2	6,548,719	$655	$346,417,368	$(247,286,452)	$99,131,573	$(963,426)	$98,168,147

Stock-based compensation on RSU and restricted stock awards	-	$-	-	$-	-	-	219,980	$-	$219,980	-	$219,980
Vesting of restricted stock units, net of 0 shares withheld for taxes	-	-	-	-	7,548	-	-	-	-	-	-
Issuance of restricted stock awards	-	-	-	-	568	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(4,420,330)	(4,420,330)	-	(4,420,330)

Balance as of September 30, 2024	-	$-	15,000	$2	6,556,835	$655	$346,637,348	$(251,972,782)	$94,665,223	$(963,426)	$93,701,797

Balance as of January 1, 2023	200	$-	15,000	$2	5,604,869	$560	$339,038,466	$(146,898,343)	$192,140,685	$(882,573)	$191,258,112

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	651,034	-	651,034	-	651,034
Issuance of restricted stock awards	-	-	-	-	6,207	1	(1)	-	-	-	-
Vesting of restricted stock units, net of 8,741 shares withheld for taxes	-	-	-	-	46,255	5	(5)	-	-	-	-
Cancellation of fractional shares	-	-	-	-	(10,433)	(1)	1	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(19,343,797)	(19,343,797)	(48,577)	(19,392,374)

Balance as of March 31, 2023	200	$-	15,000	$2	5,646,898	$565	$339,689,495	$(166,508,140)	$173,181,922	$(931,150)	$172,250,772

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	1,086,017	-	1,086,017	-	1,086,017
Issuance of restricted stock awards	-	-	-	-	4,881	-	-	-	-	-	-
Vesting of restricted stock units, net of 5,012 shares withheld for taxes	-	-	-	-	10,789	1	(1)	-	-	-	-
Sale of shares under ATM	-	-	-	-	4,878	-	39,261	-	39,261	-	39,261
Preferred stock dividends	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(13,287,617)	(13,287,617)	(5,795)	(13,293,412)

Balance as of June 30, 2023	200	$-	15,000	$2	5,667,446	$566	$340,814,772	$(180,061,757)	$160,753,583	$(936,945)	$159,816,638

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	783,159	-	783,159	-	783,159
Issuance of restricted stock awards	-	-	-	-	4,230	1	(1)	-	-	-	-
Vesting of restricted stock units, net of 696 shares withheld for taxes	-	-	-	-	3,293	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(16,153,075)	(16,153,075)	(11,277)	(16,164,352)

Balance as of September 30, 2023	200	$-	15,000	$2	5,674,969	$567	$341,597,930	$(196,480,832)	$145,117,667	$(948,222)	$144,169,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(34,539,488)	$(48,850,138)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	12,541,983	10,486,335
Amortization of note discount and deferred financing costs	3,102,968	3,157,815
Amortization of financing liability	5,608,323	5,146,586
Recognition and impairment of film costs	100,000	1,305,000
Interest income on investments held to maturity	-	(563,652)
Loss from equity method investments	83,066	-
Interest paid in kind	9,025,755	4,334,790
Loss (gain) on sale of asset	144,213	(148,796)
Loss on extinguishment of debt	3,763	-
Change in fair value of interest rate swap	-	(163,850)
Change in fair value of warrant liability	(64,000)	(507,000)
Change in fair value of securities available for sale	-	(1,683,246)
Stock-based compensation expense	522,443	2,520,210
Operating lease expense	363,975	390,502
Finance lease expense	6,758	-
Changes in operating assets and liabilities:
Accounts receivable	(581,204)	(1,935,867)
Prepaid expenses and other assets	(3,437,583)	(124,927)
Accounts payable and accrued expenses	(1,619,590)	5,838,427
Operating lease liabilities	(226,050)	(240,234)
Due to affiliate	1,617,159	396,876
Other liabilities	221,488	1,034,870
Net cash used in operating activities	(7,126,021)	(19,606,299)

Cash Flows From Investing Activities
Investments in securities held to maturity	-	(71,947,597)
Proceeds from securities held to maturity	-	89,470,392
Proceeds from sale of assets	8,628,136	241,691
Additions to project development costs and property and equipment	(17,310,320)	(37,833,640)
Net cash used in investing activities	(8,682,184)	(20,069,154)

Cash Flows From Financing Activities
Proceeds from notes payable	22,198,391	24,270,339
Repayments of notes payable	(12,777,269)	(1,069,800)
Payment of financing costs	-	(1,554,048)
Payment on financing liability	(1,545,833)	(3,281,250)
Payment of finance leases	(12,167)	-
Proceeds from financing liabilities	3,500,000	-
Payment of Series B dividends	-	(450,000)
Payment for repurchase of interest rate swap	-	(36,150)
Proceeds from sale of common stock under ATM	113,428	39,261
Net cash provided by financing activities	11,476,550	17,918,352

Net decrease in cash and restricted cash	(4,331,655)	(21,757,101)

Cash and restricted cash, beginning of year	11,816,083	33,516,382

Cash and restricted cash, end of period	$7,484,428	$11,759,281

Cash	$2,569,355	$4,307,380
Restricted Cash	4,915,073	7,451,901
Total cash and restricted cash	$7,484,428	$11,759,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6,161,417	$6,553,721
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$10,718,594	$-
Initial value of assets acquired under finance lease	$81,981	$-
Warrants issued in connection with financing liability	$1,666,000	$-
Proceeds from sale of assets held in escrow	$1,000,000	$-
Accrued preferred stock dividends	$798,000	$348,000

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

The Company is a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, the Company owns the DoubleTree by Hilton located in downtown Canton and the Hall of Fame Village, which is a multi-use sports, entertainment, and media destination centered around the PFHOF’s campus. The Company is pursuing a multi-pronged strategy across three business verticals, including destination-based assets, Hall of Fame Village, HOF Village Media Group, LLC (“Hall of Fame Village Media”), and gaming (“Gold Summit Gaming”).

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

Liquidity and Going Concern

The Company has sustained recurring losses through September 30, 2024 and the Company’s accumulated deficit was $252.0 million as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of September 30, 2024, the Company had approximately $2.6 million of unrestricted cash and $4.9 million of restricted cash. During the nine months ended September 30, 2024, the Company used cash for operating activities of $7.1 million. The Company has approximately $97.1 million of debt coming due through November 13, 2025, including approximately $11.2 million of debt due December 4, 2024.

On September 27, 2024, the Company received a nonbinding proposal from IRG (as defined below) related to a proposed acquisition of HOFV by IRG. In response to the proposal, the Company’s Board of Directors formed a special committee made up of independent, disinterested directors (the “Special Committee”) to evaluate the proposal. The Special Committee and IRG are currently in discussions on this proposed acquisition.

On October 26, 2024, the Company received a notice of termination due to event of default on its waterpark ground lease. Under the waterpark ground lease, the notice of termination required that the Company immediately surrender the waterpark premises and related improvements to the landlord. The event of default under the Waterpark Ground Lease results in an event of default under certain of the Company’s loan agreements. Given the Company’s financial position, the Company is in default or risks becoming in default under certain other loan agreements. The loan agreements under which the Company is in default total approximately $81 million gross principal outstanding as of September 30, 2024. See Note 14 – Subsequent Events – for more discussion of this termination.

The Company will need to raise additional financing to accomplish its development plan and fund its working capital. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all. Cash flows generated from the Company’s operations are insufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund or must significantly curtail its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to meet its obligations as they come due for at least one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023, filed on March 25, 2024. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2024.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2024 and December 31, 2023, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances as of September 30, 2024 and December 31, 2023 were $4,915,073 and $8,572,730, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company also had $2,000,000 in investments available for sale, which are marked to market value at each reporting period.

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

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company reviews its Accounts Receivable on a case-by-case basis and writes off any accounts receivable for which collection efforts have been exhausted. As of September 30, 2024 and December 31, 2023, the Company has recorded an allowance for credit losses of $332,281 and $243,081, respectively.

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized to additions in project development costs during the construction period over the term of the related loans, without regard for any extension options until the project or portion thereof is considered substantially complete. Upon substantial completion of the project or portion thereof, such costs are amortized as interest expense utilizing the effective interest method over the term of the related loan. Any unamortized costs are shown as an offset to “Notes Payable, net” on the accompanying condensed consolidated balance sheets.

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

Restaurant revenue at Company-operated restaurants and concessions is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses on the Company’s condensed consolidated statements of operations. There were no amounts incurred for penalties and interest for the three and nine months ended September 30, 2024 and 2023. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2020 through 2023 remain subject to examination.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Film and Media Costs

The Company capitalizes all costs to develop films and related media as an asset, included in “project development costs” on the Company’s condensed consolidated balance sheets. The costs for each film or media will be expensed over the expected release period. During the nine months ended September 30, 2024 and 2023, the Company recorded $100,000 and $1,305,000 in film and media costs, respectively, including an impairment charge of $0 and $1,145,000, respectively. The impairment in film and media costs is included in “Impairment expense” on the Company’s condensed consolidated statements of operations.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

The Company uses the fair value hierarchy to measure the fair value of its warrant liabilities, investments available for sale and interest rate swap. The Company revalues its financial instruments at every reporting period. The Company recognizes gains or losses on the change in fair value of the warrant liabilities as “change in fair value of warrant liability” in the condensed consolidated statements of operations. The Company recognizes gains or losses on the change in fair value of the investments available for sale as “change in fair value of securities available for sale” in the condensed consolidated statements of operations. The Company recognizes gains or losses on the change in fair value of the interest rate swap as “change in fair value of interest rate swap” in the condensed consolidated statements of operations. The valuation of the investments available for sale was based on an option pricing model using market rate assumptions. The interest rate swap was terminated in 2023.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2024	December 31, 2023
Warrant liabilities – Public Series A Warrants	1	$161,000	$204,000
Warrant liabilities – Private Series A Warrants	3	-	-
Warrant liabilities – Series B Warrants	3	-	21,000
Fair value of aggregate warrant liabilities		$161,000	$225,000

Investments available for sale	3	$2,000,000	$2,000,000

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Total Warrant Liability
Fair value as of December 31, 2023	$204,000	$-	$21,000	$225,000

Change in fair value	(43,000)	-	(21,000)	(64,000)

Fair value as of September 30, 2024	$161,000	$-	$-	$161,000

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024		December 31, 2023
	Private Series A Warrants	Series B Warrants	Private Series A Warrants	Series B Warrants
Term (years)	0.8	1.1	1.5	1.9
Stock price	$1.96	$1.96	$3.25	$3.25
Exercise price	$253.11	$30.81	$253.11	$30.81
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	57.28%	80.41%	88.37%	85.42%
Risk free interest rate	3.98%	3.98%	4.23%	4.23%

Number of shares	95,576	170,862	95,576	170,862

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

For the three and nine months ended September 30, 2024 and 2023, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive.

As of September 30, 2024 and 2023, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Three and Nine Months Ended September 30,
	2024	2023
Warrants to purchase shares of Common Stock	3,681,403	2,003,649
Unvested restricted stock units to be settled in shares of Common Stock	205,754	163,922
Shares of Common Stock issuable upon conversion of convertible notes	10,629,091	3,588,102
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	-	2,971
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	454,408	454,408
Total potentially dilutive securities	14,970,656	6,213,052

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 3: Property and Equipment

Property and equipment, net, including property and equipment held for sale consists of the following:

	Useful Life	September 30, 2024	December 31, 2023
Land	Indefinite	$27,651,699	$27,651,699
Land improvements	25 years	33,571,252	48,478,397
Building and improvements	15 to 39 years	346,599,872	344,006,337
Equipment	5 to 10 years	10,835,928	13,314,547
Property and equipment, gross		418,658,751	433,450,980

Less: accumulated depreciation		(83,544,459)	(76,746,918)
Property and equipment, net, including property and equipment held for sale		$335,114,292	$356,704,062

Project development costs		$71,910,357	$59,366,200

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

For the three months ended September 30, 2024 and 2023, the Company recorded depreciation expense of $4,202,042 and $4,559,899, respectively, and for the nine months ended September 30, 2024 and 2023, of $12,541,983 and $10,486,335. For the nine months ended September 30, 2024 and 2023, the Company incurred $14,398,324 and $33,174,328 of capitalized project development costs, respectively.

For the nine months ended September 30, 2024 and 2023, the Company transferred $1,854,167 and $127,953,961 from Project development costs to Property and equipment, respectively.

Included in project development costs are film development costs of $100,000 and $200,000 as of September 30, 2024 and December 31, 2023, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net

Notes payable, net consisted of the following at September 30, 2024(1):

		Debt discount and deferred financing		Interest Rate		Maturity
	Gross	costs	Net	Stated	Effective	Date
Preferred equity Loan(2)	$6,800,000	$-	$6,800,000	7.00%	7.00%	Various
City of Canton Loan(7)	3,312,500	-	3,312,500	6.00%	6.00%	7/1/2046
New Market/SCF(7)	3,180,654	-	3,180,654	6.00%	6.00%	6/30/2044
JKP Capital Loan(5)	11,083,178	(53,150)	11,030,028	12.50%	12.50%	3/31/2025
MKG DoubleTree Loan	11,000,000	-	11,000,000	10.00%	10.00%	9/13/2028
Convertible PIPE Notes	31,530,317	(1,959,395)	29,570,922	10.00%	24.40%	3/31/2025
Canton Cooperative Agreement	2,355,000	(156,079)	2,198,921	3.85%	5.35%	5/15/2040
CH Capital Loan(4)(5)	15,576,992	-	15,576,992	12.50%	12.50%	3/31/2025
Constellation EME #2(3)	1,744,794	-	1,744,794	5.93%	5.93%	4/30/2026
IRG Split Note(5)	5,206,484	(25,022)	5,181,462	12.50%	12.50%	3/31/2025
JKP Split Note(5)	5,206,484	(25,022)	5,181,462	12.50%	12.50%	3/31/2025
ErieBank Loan(6)	19,964,228	(419,071)	19,545,157	7.13%	7.13%	12/15/2034
PACE Equity Loan	7,936,739	(264,089)	7,672,650	6.05%	6.18%	7/31/2047
PACE Equity CFP	3,143,893	(22,736)	3,121,157	6.05%	6.10%	7/31/2046
CFP Loan(5)	4,873,224	(23,419)	4,849,805	12.50%	12.50%	3/31/2025
Stark County Community Foundation(7)	5,451,667	-	5,451,667	6.00%	6.00%	6/30/2044
CH Capital Bridge Loan(5)	12,789,702	(66,738)	12,722,964	12.50%	12.50%	3/31/2025
Stadium PACE Loan	32,796,630	(558,246)	32,238,384	6.00%	6.51%	1/1/2049
Stark County Infrastructure Loan(7)	5,520,383	-	5,520,383	6.00%	6.00%	6/30/2044
City of Canton Infrastructure Loan(7)	5,000,000	(8,843)	4,991,157	5.00%	5.00%	7/1/2046
TDD Bonds	7,265,000	(643,915)	6,621,085	5.41%	5.78%	12/1/2046
TIF	18,050,000	(1,525,126)	16,524,874	6.375%	6.71%	12/30/2048
CH Capital Retail	11,194,812	-	11,194,812	8.8%	8.8%	12/4/2024
DoubleTree TDD	3,445,000	(657,705)	2,787,295	6.875%	8.53%	5/15/2044
DoubleTree PACE	2,670,000	-	2,670,000	6.625%	6.625%	5/15/2040
Constellation EME #3(3)	9,398,251	-	9,398,251	11.2%	11.2%	5/31/2029
SCF Loan	1,500,000	-	1,500,000	6.00%	6.00%	6/30/2025
Total	$247,995,932	$(6,408,556)	$241,587,376

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

During the three months ended September 30, 2024 and 2023, the Company recorded amortization of note discounts and deferred financing costs of $1,092,996 and $1,419,684, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded amortization of note discounts of $3,102,968 and $3,157,815, respectively.

During nine months ended September 30, 2024 and 2023, the Company recorded paid-in-kind interest of $9,025,755 and $4,334,790, respectively.

See below footnotes for the Company’s notes payable:

(1)	The Company’s notes payable are subject to certain customary financial and non-financial covenants. As of September 30, 2024, the Company believes that it was in compliance with all of its notes payable covenants. Many of the Company’s notes payable are secured by the Company’s developed and undeveloped land and other assets.
(2)	The Company had 6,800 and 6,800 shares of Series A Preferred Stock outstanding and 52,800 shares of Series A Preferred Stock authorized as of September 30, 2024 and December 31, 2023, respectively. The Series A Preferred Stock is required to be redeemed for cash after five years from the date of issuance.
(3)	The Company also has a sponsorship agreement with Constellation New Energy, Inc., the lender of the Constellation EME #2 and #3 notes.
(4)	During the three months ended March 31, 2024, the Company entered into multiple amendments of its CH Capital Loan. See discussion below.
(5)	On April 7, 2024, the Company entered into an omnibus extension of multiple of its IRG and IRG-affiliated loans. See discussion below.
(6)	On March 15, 2024, ErieBank agreed to release certain of its pledged restricted cash. See discussion below.
(7)	During the three months ended June 30, 2024, the Company amended these loan agreements. See discussions below.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Accrued Interest on Notes Payable

As of September 30, 2024 and December 31, 2023, accrued interest on notes payable, were as follows:

	September 30, 2024	December 31, 2023
Preferred Equity Loan	$5,930	$5,930
City of Canton Loan	-	5,925
New Market/SCF	51,421	-
MKG DoubleTree Loan	77,559	80,144
Canton Cooperative Agreement	68,157	92,926
CH Capital Loan	-	4,713
ErieBank Loan	143,245	178,893
PACE Equity Loan	83,275	204,569
PACE Equity CFP	55,211	-
CFP Loan	6,672	6,672
Stark County Community Foundation	88,135	-
Stadium PACE Loan	342,002	166,939
Stark County Infrastructure Loan	122,368	-
TDD Bonds	108,730	-
TIF	300,969	-
DoubleTree PACE	60,012	15,238
DoubleTree TDD	78,948	42,764
SCF Loan	28,005	-
Total	$1,620,639	$804,713

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

This loan modification was accounted for as an extinguishment of debt with a new debt issuance. The Company recognized a loss of $3,763 during the nine months ended September 30, 2024, representing the difference between the fair value of the modified instrument and the carrying value of the existing instrument.

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

Constellation Energy Made Easy Agreement (EME 3)

On July 1, 2024, the Company received approximately $9.9 million from Constellation’s Energy Made Easy program for the Company’s Gameday Bay Waterpark. The Company will repay this amount to Constellation over five years with 60 monthly payments of $216,467.

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of September 30, 2024 are as follows:

For the years ending December 31,	Amount
2024 (three months)	$13,966,971
2025	94,372,477
2026	5,589,591
2027	7,757,437
2028	14,500,102
Thereafter	111,809,354
Total Gross Principal Payments	$247,995,932

Less: Debt discount and deferred financing costs	(6,408,556)

Total Net Principal Payments	$241,587,376

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity

2020 Omnibus Incentive Plan

On July 1, 2020, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 82,397 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by 181,818 the number of shares of Common Stock, that will be available for issuance under the 2020 Omnibus Incentive Plan. On June 7, 2023, the Company’s stockholders further approved an amendment to increase by 275,000 the number of shares available under the 2020 Omnibus Incentive Plan. As of September 30, 2024, 88,420 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Hall of Fame Resort & Entertainment Company 2023 Inducement Plan

On January 24, 2023, the Company’s board of directors adopted the Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (the “Inducement Plan”).  The Inducement Plan is not subject to stockholder approval.  The aggregate number of shares of Common Stock that may be issued or transferred pursuant to awards covered by the Inducement Plan (including existing inducement awards amended to be subject to the Inducement Plan) is 110,000.  Awards covered by the Inducement Plan include only inducement grants under Nasdaq Listing Rule 5635(c)(4). As of September 30, 2024, 60,094 shares remained available for issuance under the Inducement Plan.

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

During the three and nine months ended September 30, 2024, the Company received net proceeds of $0 and $113,428, respectively, under the Equity Distribution Agreement. On September 14, 2024 the registration statement on Form S-3 expired and the Company was no longer eligible to sell shares under the ATM.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Awards

The Company’s activity in restricted Common Stock was as follows for the nine months ended September 30, 2024:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2024	-		$-
Granted	5,568		$3.09
Vested	(5,568)		$3.09
Non–vested at September 30, 2024	-	$

For the three months ended September 30, 2024 and 2023, stock-based compensation related to restricted stock awards was $0 and $43,273, respectively. For the nine months ended September 30, 2024 and 2023, stock-based compensation related to restricted stock awards was $15,450 and $140,202, respectively. Stock-based compensation related to restricted stock awards is included as a component of “Operating expenses” in the condensed consolidated statements of operations. As of September 30, 2024, unamortized stock-based compensation costs related to restricted share arrangements were $0.

Issuance of Restricted Stock Units

During the nine months ended September 30, 2024, the Company granted an aggregate of 215,878 Restricted Stock Units (“RSUs”) to its employees and directors, of which 181,824 were granted under the 2020 Omnibus Incentive Plan and 34,154 were granted under the Inducement Plan. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which approximated $3.19 per share for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

The Company’s activity in RSUs was as follows for the nine months ended September 30, 2024:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2024	126,350	$17.54
Granted	215,978	$3.11
Vested	(81,491)	$19.26
Forfeited	(55,083)	$7.05
Non–vested at September 30, 2024	205,754	$4.52

For the three months ended September 30, 2024 and 2023, the Company recorded $219,980 and $591,346, respectively, in stock-based compensation expense related to restricted stock units. For the nine months ended September 30, 2024 and 2023, the Company recorded $592,292 and $1,931,924, respectively, in stock-based compensation expense related to restricted stock units. Stock-based compensation expense is a component of “Operating expenses” in the condensed consolidated statements of operations. As of September 30, 2024, unamortized stock-based compensation costs related to restricted stock units were $472,047 and will be recognized over a weighted average period of 0.74 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Issuance of Performance Stock Units

During the nine months ended September 30, 2024, the Company did not grant any Performance Stock Units (“PSUs”) under the 2020 Omnibus Incentive Plan. PSUs granted in 2023 were valued at the value of the Company’s Common Stock on the date of grant, which approximated $9.62 per share for these awards. The PSUs were scheduled to vest upon the achievement of certain performance targets during the year ended December 31, 2023 and certification by the compensation committee in early 2024. In accordance with ASC 718, the Company expensed the portion of the PSUs which were probable to vest.

The Company’s activity in PSUs was as follows for the nine months ended September 30, 2024:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2024	88,965	$9.62
Granted	-
Vested	-
Forfeited	(88,965)	$9.62
Non–vested at September 30, 2024	-

The PSU award was payable to the extent that four performance goals were achieved. Three of the goals were not achieved and the fourth was achieved at a 50% threshold. During January 2024, the Compensation Committee determined that the recipient was eligible to receive 8,896 PSUs. However, the recipient agreed to waive receipt of the PSUs and the entire award was deemed to be forfeited. For the three months ended September 30, 2024 and 2023, the Company recorded $0, in stock-based compensation expense related to performance stock units. For the nine months ended September 30, 2024, the Company recorded a reversal of $85,299 in previously recognized stock-based compensation due to the forfeiture of the PSU’s and for the nine months ended September 30, 2023, the Company recorded $0, in stock-based compensation expense related to performance stock units. Stock-based compensation expense is a component of “Operating expenses” in the condensed consolidated statements of operations. As of September 30, 2024, unamortized stock-based compensation costs related to performance stock units was $0.

Warrants

The Company’s warrant activity was as follows for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2024	2,793,649	$107.99	2.7	$-
Granted	890,313	$2.81
Expired	(2,559)	$12.77
Outstanding – September 30, 2024	3,681,403	$82.62	2.05	$-
Exercisable – September 30, 2024	3,681,403	$82.62	2.05	$-

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 6: Sponsorship Revenue and Associated Commitments

Sponsorship Revenue

The Company has revenue primarily from sponsorship programs that provide its sponsors with strategic opportunities to reach customers through our venue including advertising on our website. Sponsorship agreements may contain multiple elements, which provide several distinct benefits to the sponsor over the term of the agreement and can be for a single or multi-year term. These agreements provide sponsors various rights such as venue naming rights, signage within our venues, the ability to be the exclusive provider of a certain category of product, and advertising on our website and other benefits as detailed in the agreements.

As of September 30, 2024, scheduled future cash to be received under the agreements, are as follows:

Year ending December 31,
2024 (three months)	$367,625
2025	2,038,265
2026	2,055,464
2027	1,388,515
2028	1,257,265
Thereafter	1,257,265

Total	$8,364,399

As services are provided, the Company recognizes revenue on a straight-line basis over the expected term of the agreement. During the three months ended September 30, 2024 and 2023, the Company recognized $684,180 and $689,753 of net sponsorship revenue, respectively and for the nine months ended September 30, 2024 and 2023, $2,170,742 and $2,054,464, respectively.

Note 7: Other Commitments

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. The agreement will be terminated on the fifth anniversary of the hotel opening date, or November 21, 2025, unless otherwise extended. For the three months ended September 30, 2024 and 2023, the Company incurred $65,330 and $61,830, respectively in management fees, and for the nine months ended September 30, 2024 and 2023, $161,144 and $162,581, respectively.

Management Agreement with Shula’s Steak Houses, LLLP

On October 7, 2020, the Company entered into a management agreement with Shula’s Steak Houses, LLLP (“Shula’s”). The Company appointed and engaged Shula’s to develop, operate and manage the Don Shula’s American Kitchen restaurant. The initial term of the agreement is for a period of ten years or October 7, 2030. For the three months ended September 30, 2024 and 2023, the Company incurred $35,568 and $34,322, respectively in management fees, and for the nine months ended September 30, 2024 and 2023, the Company incurred $84,182 and $77,801, respectively.

On June 8, 2024, the Company provided notice to Shula’s of its intent to terminate the management agreement. The Company and Shula’s entered into a phased transition plan. On August 18, 2024, the Company completely took over management of the restaurant, and on October 22, 2024, opened it under a new brand, “Gridiron Gastropub”.

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

As part of this agreement, the Company will receive a limited equity interest in BETR and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing. The limited equity interest was in the form of penny warrants initially valued at $4,000,000 at the grant date. The grant date value of these warrants was recorded as deferred revenue (within “Other liabilities” on the condensed consolidated balance sheets) and will be amortized over the life of the sports betting agreement. At September 30, 2024 and December 31, 2023, the amount remaining in deferred revenue was $3,300,000 and $3,600,000, respectively. The Company is also recognizing the change in fair value of the warrants under “Change in fair value of securities available for sale” on the condensed consolidated statements of operations.

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

Other Liabilities

Other liabilities consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Activation fund reserves	$144,799	$126,685
Deferred revenue	5,574,477	5,441,640
Deposits and other liabilities	345,344	290,357
Total	$6,064,620	$5,858,682

Community Assistance Grant

On May 30, 2024, the Company received a grant of $500,000 from SCF. The grant contained no restrictions and does not require repayment. The Company recorded this amount as “Other income” on its condensed consolidated statement of operations.

State of Ohio Grant

On June 28, 2024, the Company was awarded a $9.8 million grant from the State of Ohio’s One Time Strategic Community Investments in support of the Hall of Fame Village. The Company received this funding on August 9, 2024. The funding was received in cash for the purpose of providing immediate financial support in operating the Company’s Hall of Fame Village development. Given that all of the funds were available for use as working capital, the Company recorded the entire amount as income during the three months ended September 30, 2024. The Company recorded this amount as “Other income” on its condensed consolidated statement of operations.

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

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Due to IRG Member	$2,495,904	$1,127,390
Due to PFHOF	415,128	166,484
Total	$2,911,032	$1,293,874

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

As of September 30, 2024 and December 31, 2023, PFHOF owed the Company $137,848 and $74,167, respectively, which is included in “Accounts Receivable, net” on the accompanying condensed consolidated balance sheets.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 9: Related-Party Transactions (continued)

Global License Agreement (continued)

Effective September 11, 2024, the Company and PFHOF, entered into an Amended and Restated Global License Agreement (“A&R Agreement”). The A&R Agreement replaces the Global License Agreement the parties had previously entered into on April 8, 2022.

The A&R Agreement sets forth the terms under which PFHOF licenses certain marks and works to the Company to utilize existing PFHOF marks and works in a HOFV proposed project. The Company’s bona fide use of PFHOF marks shall be in connection with the Village campus, youth sports programs, e-gaming, and/or video games, and such other fields of use that are not specifically set forth. The Company’s use and license rights of PFHOF marks and/or works vary based on the nature of the proposed project and are subject to PFHOF’s approval in each instance. In connection with any proposed project approved by PFHOF or use of any PFHOF work as approved by PFHOF, HOFV and PFHOF shall mutually agree on the license fee and/or royalty to be paid to PFHOF in connection therewith taking into consideration all relevant factors and uses thereof. The A&R Agreement removes the requirement of payment of an annual license fee moving forward and in exchange for the Company executing the A&R Agreement, PFHOF has agreed to expressly waive payment of the annual license fee of $600,000 for 2024, which was invoiced in January and July. The A&R Agreement is effective September 11, 2024, and shall terminate on December 31, 2024. Thereafter, the A&R Agreement shall automatically renew for successive 1-year terms, unless either party gives written notice of intent not to renew at least sixty (60) days prior to the expiration of the then current term.

Hotel Construction Loan Commitment Letter

On November 3, 2022, the Company entered into a Commitment Letter (the “Hotel Construction Loan Commitment Letter”), by and among the Company, as guarantor, HOF Village Hotel WP, LLC (“Hotel”), an indirect wholly owned subsidiary of the Company, as borrower, and Industrial Realty Group, Inc. (“IRGInc”), as lender. Stuart Lichter, a director of the Company, is President and Chairman of the Board of Industrial Realty Group, LLC (“IRGLLC”). Pursuant to the terms of the Hotel Construction Loan Commitment Letter, IRGInc committed to provide, or to arrange for one of IRGInc’s affiliates to provide, a loan of $28,000,000 (the “Hotel Construction Loan”) to finance a portion of Hotel’s costs and expenses in connection with the ground-up development of a 180-room family hotel (the “Hotel Project”) on approximately 1.64 acres of land located in the Hall of Fame Village, Canton, Ohio (the “Hotel Property”), adjacent to the Waterpark Property. The commitment to provide the Hotel Construction Loan was subject to certain closing conditions, including, but not limited to, the execution and delivery of definitive documentation with respect to the Hotel Construction Loan. The Company and IRGInc did not reach agreement on definitive documentation by the target closing date set forth in the Hotel Construction Loan Commitment Letter. IRGInc has since informed the Company that it does not intend to provide the Hotel Construction Loan directly through IRGInc or one of its affiliates; however, IRGInc and Mr. Lichter have continued to play an active role in supporting the Company’s efforts to secure an alternative source for a different loan facility for a comparable loan amount.

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

The financial support provided under the IRG Letter Agreement consists of the following (the “IRG Financial Support”):

Waterpark Construction Financing Facilitation. IRGLLC agreed that its affiliate CH Capital Lending, LLC (“CHCL”), would help facilitate the closing of financing with HFAKOH001 LLC (“Oak Street”) with regard to construction of the waterpark project, by among other things, releasing CHCL’s first mortgage lien on the Stadium Leasehold Interests and pledge of membership interests in HOFV Stadium. In addition, IRGLLC agreed to provide a completion guaranty to facilitate other needed financing for the waterpark project, as required.

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

IRG Proposal

On September 27, 2024, IRG delivered a preliminary non-binding proposal to the Company’s Board of Directors of the Issuer related to the proposed acquisition by IRG of all of the outstanding shares of Common Stock not owned by IRG, its affiliated entities and any potential co-investors in IRG or its affiliates, for cash consideration of $1.98 per share of Common Stock (the “Proposed Transaction”).

The Proposed Transaction is subject to certain conditions, including among other things, the completion of a due diligence review, negotiation and agreement of transaction structure and transaction documents, approval of the Proposed Transaction by a special committee consisting of independent, disinterested members of the Company’s Board of Directors and any required stockholder approvals, necessary third party consents, refinance of certain of the Company’s PACE financing and renegotiation of the ground lease for the Company’s waterpark, and securing committed financing on terms sufficient to fund the Company’s anticipated working capital needs for approximately 24 months following consummation of the Proposed Transaction.

The Proposal is non-binding in nature, constitutes a preliminary indication of interest and does not obligate in any way IRG or the Company to negotiate or enter into a definitive agreement with respect to the Proposed Transaction. No assurance can be given that any definitive agreement will be entered into, that the Proposed Transaction will be consummated, or that the Proposed Transaction will be consummated on the terms set forth in the proposal.

Other Related Party Commitments

On or about June 3, 2024, the Company entered a Professional Services Agreement with IRG in conjunction with expanded services requested of an executive. This executive is an IRG employee who has been an integral part of the broader Hall of Fame Village team for many years who has helped lead the construction and development of the Hall of Fame Village. The Professional Services Agreement more clearly defines the roles and responsibilities of this executive and establishes appropriate guardrails and processes from a governance perspective (e.g., authority, reporting structure, confidentiality, conflicts of interest). In exchange for an annual fee of $50,000 per year, with reimbursement of reasonable expenses, this executive will provide the following services: (i) acting as the Executive Vice President, General Administration and Project Development; (ii) attending meetings of the Executive and Operating Committees, as requested; (iii) working in collaboration with members of the Executive and Operating Committees to achieve the goals and objectives; (iv) assisting other members of staff and management, including but not limited to the Vice President of Operations and Vice President of Revenue; and (v) responding and performing any other reasonable requests made by the President and Chief Executive Officers of HOF Village Newco, LLC.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 9: Related-Party Transactions (continued)

Other Related Party Commitments (continued)

On or about June 17, 2024, HOF Village Waterpark, LLC (“HOFV Waterpark”) entered into a Customer Contract for EME Express Services Equipment Program (“Customer Contract”) with Constellation NewEnergy,Inc. (“Constellation”). In connection with the transaction, Constellation required the placement of a guarantee bond as security, which the Company secured through Hanover Insurance Company. In conjunction with the placement of the guarantee bond, the Company, HOFV Waterpark, Mr. Stuart Lichter, a director of the Company, and two of Mr. Lichter’s family trusts executed a General Indemnity Agreement in favor of Hanover Insurance Company whereby Mr. Lichter and his trusts guarantee the Company’s obligations under the guarantee bond. The Company and HOFV Waterpark also entered a reimbursement agreement with Mr. Lichter and his trusts granting a security interest in certain energy efficient equipment furnished pursuant to the Customer Contract and agreeing to reimburse them for any payments made on their behalf, including any taxes, fees, penalties, costs and expenses incurred by them in connection with such payments.

Note 10: Concentrations

For the three months ended September 30, 2024, two customers represented approximately 43.2% and 12.9% of the Company’s sponsorship revenue. For the three months ended September 30, 2023, two customers represented approximately 43.4% and 18.5% of the Company’s sponsorship revenue. No other customers exceeded 10% of sponsorship revenue in 2024 and 2023.

For the nine months ended September 30, 2024, two customers represented approximately 40.6% and 15.4% of the Company’s sponsorship revenue. For the nine months ended September 30, 2023, two customers represented approximately 42.7% and 18.5% of the Company’s sponsorship revenue. No other customers exceeded 10% of sponsorship revenue in 2024 and 2023.

As of September 30, 2024, one customer represented approximately 23.3% of the Company’s accounts receivable. As of December 31, 2023, three customers represented approximately 13.7%, 13.0% and 10.6% of the Company’s accounts receivable. No other customers exceeded 10% of outstanding accounts receivable as of September 30, 2024 and December 31,

At any point in time, the Company can have funds in their operating accounts and restricted cash accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation insurance limits. While the Company monitors the cash balances in their operating accounts, these cash and restricted cash balances could be impacted if the underlying financial institutions fail or other adverse conditions in the financial markets occurs.

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

Balance sheet information related to our leases is presented below:

	September 30,	December 31,
	2024	2023
Operating leases:
Right-of-use assets	$7,189,073	$7,387,693
Lease liability	3,326,875	3,440,630

Financing leases:
Right-of-use assets	$79,204	$-
Lease liability	72,709	-

Other information related to leases is presented below:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating lease cost	$363,975	$389,330
Other information:
Weighted-average remaining lease term – operating leases (in years)	90.0	90.9
Weighted-average discount rate – operating leases	10.0%	10.0%

Finance lease cost
Amortization of ROU asset	$6,758	$-
Interest on lease liabilities	$1,452	$-
Other information:
Weighted-average remaining lease term – finance leases (in years)	2.0
Weighted-average discount rate – finance leases	9.9%

As of September 30, 2024, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2024 (three months)	$75,350
2025	301,400
2026	301,400
2027	301,400
2028	328,600
Thereafter	39,116,467
Total future minimum lease payments, undiscounted	40,424,617
Less: imputed interest	(37,097,742)
Present value of future minimum lease payments	$3,326,875

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 11: Leases (continued)

As of September 30, 2024, the annual minimum lease payments of our financing lease liabilities were as follows:

For The Years Ending December 31,
2024 (three months)	$6,270
2025	43,493
2026	30,217
Thereafter	-
Total future minimum lease payments, undiscounted	79,980
Less: imputed interest	(7,271)
Present value of future minimum lease payments	$72,709

Lessor Commitments

As of September 30, 2024 and December 31, 2023, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries.

Property and equipment currently under lease consists of the following:

	September 30, 2024	December 31, 2023
Land	$5,067,746	$5,067,746
Land improvements	189,270	189,270
Building and improvements	73,958,153	71,160,127
Equipment	2,993,048	2,802,324
Property and equipment, gross	82,208,217	79,219,467

Less: accumulated depreciation	(7,790,720)	(5,056,214)
Property and equipment, net	$74,417,497	$74,163,253

Certain of the Company’s lease arrangements have a base rent component plus a component of lease income that is variable based on the respective tenant’s sales performance.

Lease revenue is included in “Event, rents, restaurant, and other revenues” in the condensed consolidated statements of operations. During the three months ended September 30, 2024 and 2023, the Company recorded $433,006 and $372,015 of lease revenue, respectively, and for the nine months ended September 30, 2024 and 2023, the Company recorded $1,503,268 and $549,166 of lease revenue, respectively. The future minimum lease revenue under these leases, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:
2024 (three months)	$395,499
2025	1,228,016
2026	1,240,343
2027	1,223,413
2028	1,002,686
Thereafter	4,216,921
Total	$9,306,878

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 12: Financing Liability (continued)

On February 29, 2024, HOFV Waterpark, HOF Village Newco, LLC, as guarantor and pledgor, and HOF Village Stadium, LLC, as mortgagor, entered into a second amendment (the “Second Amendment”) to the ground lease agreement for the waterpark with Oak Street, to memorialize, among other things, Landlord’s forbearance of base rent due for March and April of 2024, with such payments extended to be due on May 1, 2024. Under the Second Amendment, there is no notice or cure period for the rent payment due on May 1, 2024. On May 10, 2024, the parties entered into a third amendment to the lease agreement, to remove a sentence, effective May 1, 2024, that provided there shall be no notice or cure period for deferred rent due on May 1, 2024. HOFV Waterpark has not paid the deferred base rent of $1,197,907 due May 1, 2024, which upon written notice from the Landlord, and after HOFV Waterpark’s failure to cure within three days, would be an event of default under the waterpark ground lease and would give Oak Street the option to, among other things, and to the extent permitted by applicable law, accelerate and recover all remaining payments owed under the waterpark ground lease. The Company was in negotiations with Oak Street to negotiate an amendment that provides for extending the base rent forbearance payment date under the waterpark ground lease or a similar outcome. However, on October 26, 2024, Oak Street sent the Company a notice of default and termination. See Note 14 – Subsequent Events.

As of September 30, 2024, the carrying value of the financing liability was $68,879,042, representing $2,323,937,685 in remaining payments under the leases, net of a discount of $2,255,058,643. The lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

As of September 30, 2023, the carrying value of the financing liability was $61,953,243, representing $2,200,799,025 in remaining payments under the leases, net of a discount of $2,138,845,782. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability, for the years ending December 31 are as follows:

2024 (three months)	$3,387,209
2025	6,179,956
2026	6,328,158
2027	6,479,940
2028	6,635,387
Thereafter	2,294,927,035
Total Minimum Liability Payments	2,323,937,685
Imputed Interest	(2,255,058,643)
Total	$68,879,042

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 13: Disposition

On January 11, 2024, HOF Village completed the sale to Sandlot Facilities, LLC (“Sandlot”) for a $10 million purchase price, subject to adjustment, of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC (“Sports Complex Newco”), to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business prior to closing. The transaction occurred pursuant to the terms of the Membership Interest Purchase Agreement, dated December 22, 2023 (the “Purchase Agreement”), among the Company, HOF Village, Sandlot and Sandlot Youth Sports Holdings, LLC. Under the Purchase Agreement, Sandlot held back $1.5 million of the Purchase Price (which is included in “Prepaid expenses and other assets” on the Company’s condensed consolidated balance sheets) to secure certain indemnification obligations of the Company and HOF Village, which holdback will be released by Sandlot for the benefit of HOF Village in three $500,000 increments at 6, 12 and 18 months after the January 11, 2024 closing date of the Transaction, subject to post-closing adjustment of the Purchase Price and any indemnification claims pursuant to the Purchase Agreement. During July 2024, the Company received the first of such holdback payments. As of September 30, 2024, $1 million remained outstanding and is included in “Prepaid expense and other assets” on the Company’s condensed consolidated balance sheet.

In connection with this transaction, the Company recognized a loss on the sale of the sports complex of $140,041, as follows:

Purchase price	$10,000,000
Working capital adjustment	(214,222)
Net purchase price	9,785,778

Less: transaction costs	(159,144)
Less: book value of net assets sold	(12,213,120)
Plus: investment retained	2,446,445

Loss on sale	$(140,041)

The Company will account for the remaining investment in the sports complex as an equity-method investment and record its share of profit or loss as “Loss from equity method investment” on its condensed consolidated statements of operations.

Note 14: Subsequent Events

Subsequent events have been evaluated through November 13, 2024, the date the condensed consolidated financial statements were issued. Except as disclosed below, no events have been identified requiring disclosure or recording.

Termination of Waterpark Ground Lease

On October 26, 2024, the Company received from Oak Street a notice of lease termination due to an event of default under the Sale-Leaseback, dated as of November 7, 2022, between HOF Village Waterpark, LLC and Oak Street. Under the Sale-Leaseback, the termination requires that the Company immediately surrender the waterpark premises under such lease to the Landlord and any improvements thereto (including the construction of new buildings thereon) with all fixtures appurtenant thereto.

The default identified in the notice is a payment default under the Sale-Leaseback. Oak Street had agreed to forbear exercising remedies for the payment default until October 25, 2024. As of November 13, 2024, the Company had not remedied the payment default. The outstanding principal balance of unpaid base rent under the Sale-Leaseback (inclusive of default interest and late fees accrued up to the date of termination) is approximately $2,600,000.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 14: Subsequent Events (continued)

Termination of Water Park Ground Lease (continued)

In addition to unpaid rent, the Waterpark Ground Lease provides that Landlord is entitled to recover the following as damages: (i) the amount by which the unpaid rent for what would have been the remaining term of the Waterpark Ground Lease exceeds the then fair market rental value of the waterpark premises, both discounted to present value, plus (ii) any damages, including without limitation reasonable attorneys’ fees and court costs, which Landlord sustains as a result of the breach of the covenants of the Waterpark Ground Lease other than for the payment of rent, in each case plus interest.

The notice states that Landlord retains the absolute and unconditional right to pursue any and all remedies available under the Waterpark Ground Lease and related security agreements and applicable law, concurrently or consecutively, at Landlord’s sole discretion. The Company’s subsidiary HOF Village Newco, LLC (“Guarantor”) guaranteed Tenant’s obligations under the Waterpark Ground Lease pursuant to a limited recourse guaranty dated as of November 7, 2022. The security agreements and collateral that support Tenant and Guarantor’s obligations under the Waterpark Ground Lease consist of the following:

●	Tom Benson Hall of Fame Stadium. Guarantor pledged and granted in favor of Landlord 100% of its membership interests in HOF Village Stadium, LLC (“HOFV Stadium”) and certain related security interests under a Pledge and Security Agreement dated as of November 7, 2022. HOFV Stadium granted Landlord a security interest in HOFV Stadium’s leasehold interest in the Tom Benson Hall of Fame Stadium and certain related security interests, pursuant to an Open-End Leasehold Mortgage, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of December 27, 2022.

●	20% Interest in ForeverLawn Sports Complex. Guarantor pledged and granted in favor of landlord its 20% interest in the ForeverLawn Sports complex that is held in a joint venture with Sandlot Facilities, LLC, and certain related security interests, pursuant to a Pledge and Security Agreement dated as of February 23, 2024.

●	Real Estate Adjacent to Hall of Fame Village. Guarantor granted Landlord a security interest in ten undeveloped residential real estate parcels and four commercial real estate parcels owned by Guarantor located adjacent to Hall of Fame Village and certain related security interests, pursuant to an Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 29, 2024.

The event of default under the Waterpark Ground Lease results in an event of default under certain of the Company’s loan agreements. Given the Company’s financial position, the Company is in default or risks becoming in default under certain other loan agreements. The loan agreements under which the Company is in default total approximately $81 million gross principal outstanding as of September 30, 2024.

ErieBank Release of Cash Pledge

On October 10, 2024, ErieBank released an additional $943,864 of the held back portion of the loan proceeds to HOFV CFE for general development.

CH Capital Term Sheet

On November 11, 2024, the Company and CH Capital signed a term sheet to provide up to $2 million in interim financing to HOFV in the form of a short term note payable. The Company and CH Capital are currently in the process of preparing the definitive agreement for such note payable.

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

Business Overview

We are a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, we own the Hall of Fame Village, which is a multi-use sports and entertainment destination centered around the PFHOF’s campus and the DoubleTree by Hilton located in downtown Canton. We have created a diversified set of revenue streams through the development of themed attractions, premier entertainment programming and sponsorships. We continue to pursue a diversified strategy across three business verticals, including destination-based assets (Hall of Fame Village), Hall of Fame Village Media and Gold Summit Gaming.

The strategic plan for Hall of Fame Village involves three phases: Phase I, Phase II, and Phase III. Phase I of the Hall of Fame Village is operational, consisting of the Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex (ownership reduced to 20% as of January 11, 2024), and Hall of Fame Village Media. The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the National Football League (“NFL”) Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. The ForeverLawn Sports Complex hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. Hall of Fame Village Media leverages the sport of professional football to produce exclusive programming. Hall of Fame Village Media has created short-form and long-form media entertainment through multiple distribution channels. This includes The Perfect Ten, Inspired, The GOAT Code, Next Man Up: NFL Alumni Academy and Hometown Heroes.

We have procured licenses through the State of Ohio for both a physical sports betting operation and online sports betting platform. We have entered into an agreement with BETR as our mobile management services provider. In addition, the gaming vertical hosts multiple eSports tournaments within the destination along with other types of gaming tournaments and interactive events.

We have developed new hospitality, attractions, and corporate assets as part of our Phase II development plan. Phase II components of the Hall of Fame Village include the Constellation Center for Excellence (an office building including retail and meeting space, that opened in November 2021), the Center for Performance (a convention center/field house, that opened in August of 2022), the Play Action Plaza (completed in August of 2022), and the Fan Engagement Zone (Retail Promenade), core and shell for Retail I was completed in August of 2022 and the core and shell of Retail II was completed in November of 2022, two hotels (one on campus, to be constructed, and one in downtown Canton that opened in November 2020), and the Gameday Bay Waterpark (currently under construction; ground lease terminated October 26, 2024, and premises and improvements surrendered to landlord). Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

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

Restaurant revenue at Company-operated restaurants and concessions is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes.

Our media content and distribution revenue is recognized as content is released. Our gaming license revenue is recognized over the term of the license agreement.

We expect our revenues to continue to increase as we add in additional events, tenants, experiences and open additional assets.

Operating Expenses

Our operating expenses include event/media production expenses, personnel expenses, campus maintenance expenses, food and beverage cost of sales, hotel operating expenses, and depreciation expense. These expenses have increased with completion of Phase II assets and we would expect these will continue to increase after completion of additional events, programming, and assets, and Phase III development.

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

During the three and nine months ended September 30, 2024, the Company received net proceeds of $0 and $113,428, respectively, under the Equity Distribution Agreement. As of September 30, 2024, shares of Common Stock having an aggregate offering price of up to $14,543,722 remained available under the ATM. On September 14, 2024, the registration statement on Form S-3 expired and the Company is no longer eligible to sell shares under the ATM.

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

State of Ohio Community Investment Grant

On June 28, 2024 we were awarded a $9.8 Million grant from the State of Ohio’s One Time Strategic Community Investments in support of the Hall of Fame Village. The funding was received in cash for the purpose of providing financial support in operating our Hall of Fame Village development. We received this funding on August 9, 2024.

Termination of Shula’s Management Agreement

HOFV and Shula’s Steak Houses, LLLP have mutually agreed to end their partnership at the Hall of Fame Village. HOF Village Newco, LLC, which has owned the business since its inception, will now both own and manage the site. A phased transition plan was entered into by both organizations. On August 18, 2024, we completely took over management of the restaurant, and opened it under a new brand, “Gridiron Gastropub”.

Termination of Waterpark Ground Lease

On October 26, 2024, we received from Oak Street a notice of lease termination due to an event of default under the Sale-Leaseback, dated as of November 7, 2022, between HOF Village Waterpark, LLC and Oak Street. Under the Sale-Leaseback, the termination requires that we immediately surrender the waterpark premises under such lease to the Landlord and any improvements thereto (including the construction of new buildings thereon) with all fixtures appurtenant thereto.

The default identified in the notice is a payment default under the Sale-Leaseback. Oak Street had agreed to forbear exercising remedies for the payment default until October 25, 2024. As of November 13, 2024, the Company had not remedied the payment default. The outstanding principal balance of unpaid base rent under the Sale-Leaseback (inclusive of default interest and late fees accrued up to the date of termination) is approximately $2,600,000.

In addition to unpaid rent, the Waterpark Ground Lease provides that Landlord is entitled to recover the following as damages: (i) the amount by which the unpaid rent for what would have been the remaining term of the Waterpark Ground Lease exceeds the then fair market rental value of the waterpark premises, both discounted to present value, plus (ii) any damages, including without limitation reasonable attorneys’ fees and court costs, which Landlord sustains as a result of the breach of the covenants of the Waterpark Ground Lease other than for the payment of rent, in each case plus interest.

The notice states that Landlord retains the absolute and unconditional right to pursue any and all remedies available under the Waterpark Ground Lease and related security agreements and applicable law, concurrently or consecutively, at Landlord’s sole discretion. The Company’s subsidiary HOF Village Newco, LLC (“Guarantor”) guaranteed Tenant’s obligations under the Waterpark Ground Lease pursuant to a limited recourse guaranty dated as of November 7, 2022. The security agreements and collateral that support Tenant and Guarantor’s obligations under the Waterpark Ground Lease consist of the following:

●	Tom Benson Hall of Fame Stadium. Guarantor pledged and granted in favor of Landlord 100% of its membership interests in HOF Village Stadium, LLC (“HOFV Stadium”) and certain related security interests under a Pledge and Security Agreement dated as of November 7, 2022. HOFV Stadium granted Landlord a security interest in HOFV Stadium’s leasehold interest in the Tom Benson Hall of Fame Stadium and certain related security interests, pursuant to an Open-End Leasehold Mortgage, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of December 27, 2022.

●	20% Interest in ForeverLawn Sports Complex. Guarantor pledged and granted in favor of landlord its 20% interest in the ForeverLawn Sports complex that is held in a joint venture with Sandlot Facilities, LLC, and certain related security interests, pursuant to a Pledge and Security Agreement dated as of February 23, 2024.

●	Real Estate Adjacent to Hall of Fame Village. Guarantor granted Landlord a security interest in ten undeveloped residential real estate parcels and four commercial real estate parcels owned by Guarantor located adjacent to Hall of Fame Village and certain related security interests, pursuant to an Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 29, 2024.

The event of default under the Waterpark Ground Lease results in an event of default under certain of the Company’s loan agreements. Given the Company’s financial position, the Company is in default or risks becoming in default under certain other loan agreements. The loan agreements under which the Company is in default total approximately $81 million gross principal outstanding as of September 30, 2024.

ErieBank Release of Cash Pledge

On October 10, 2024, ErieBank released an additional $943,864 of the held back portion of the loan proceeds to HOFV CFE for general development.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended September 30, 2024 and the comparable period in 2023:

	For the Three Months Ended September 30,
	2024	2023

Revenues
Sponsorships, net of activation costs	$684,180	$689,753
Event, rents, restaurant and other revenue	4,639,785	5,763,583
Hotel revenues	2,177,661	2,291,493
Total revenues	7,501,626	8,744,829

Operating expenses
Operating expenses	8,604,054	12,409,390
Hotel operating expenses	1,847,014	1,814,053
Depreciation expense	4,202,042	4,559,899
Total operating expenses	14,653,110	18,783,342

Loss from operations	(7,151,484)	(10,038,513)

Other income (expense)
Interest expense, net	(5,902,062)	(6,026,801)
Amortization of discount on note payable	(1,092,996)	(1,419,684)
Change in fair value of warrant liability	16,000	968,000
Change in fair value of interest rate swap	-	203,850
Loss on sale of asset	(5,674)	-
Other income	9,763,126	148,796
Loss from equity method investments	(47,240)	-
Total other income (expense)	2,731,154	(6,125,839)

Net loss	$(4,420,330)	$(16,164,352)

Preferred stock dividends	(266,000)	(266,000)
Loss attributable to non-controlling interest	-	11,277

Net loss attributable to HOFRE stockholders	$(4,686,330)	$(16,419,075)

Net loss per share, basic and diluted	$(0.72)	$(2.89)

Weighted average shares outstanding, basic and diluted	6,551,352	5,672,602

Three Months Ended September 30, 2024 as Compared to the Three Months Ended September 30, 2023

Sponsorship Revenues

Sponsorship revenues totaled $684,180 for the three months ended September 30, 2024, as compared to $689,753 for the three months ended September 30, 2023, staying nearly the same, representing a decrease of $5,573, or 0.8%.

Event, rents, restaurant and other revenues

Revenue from event, rents, restaurant and other revenues was $4,639,785 for the three months ended September 30, 2024, compared to $5,763,583 for the three months ended September 30, 2023, for a decrease of $1,123,798, or 19.5%. The decrease was primarily due to a change in number of our large scale events in 2024 compared to 2023 as well as a decrease in revenue from our on-site restaurant.

Hotel Revenues

Hotel revenue was $2,177,661 for the three months ended September 30, 2024, compared to $2,291,493 from the three months ended September 30, 2023 for a decrease of $113,832, or 5.0%. This decrease was driven by lower hotel occupancy.

Operating Expenses

Operating expense was $8,604,054 for the three months ended September 30, 2024, compared to $12,409,390 for the three months ended September 30, 2023, for a decrease of $3,805,336, or 30.7%. This decrease was primarily driven by a decrease in production fees for our events and productions, a decrease in personnel and related benefits costs, as well as a decrease in professional fees.

Hotel Operating Expenses

Hotel operating expense was $1,847,014 for the three months ended September 30, 2024, compared to $1,814,053 for the three months ended September 30, 2023, for an increase of $32,961, or 1.8%. This increase was primarily driven by increased labor and supply costs.

Depreciation Expense

Depreciation expense was $4,202,042 for the three months ended September 30, 2024, compared to $4,559,899 for the three months ended September 30, 2023, for a decrease of $357,857, or 7.8%. The decrease in depreciation expense is primarily the result of certain assets completing their expected service life.

Interest Expense

Total interest expense was $5,902,062 for the three months ended September 30, 2024, compared to $6,026,801 for the three months ended September 30, 2023, for a decrease of $124,739, or 2.1%. The decrease in total interest expense was primarily due to a lower weighted average interest rate.

Amortization of Debt Discount

Total amortization of debt discount was $1,092,996 for the three months ended September 30, 2024, compared to $1,419,684 for the three months ended September 30, 2023, for a decrease of $326,688, or 23.0%. The decrease is primarily due to the elimination of a discount for certain restructured loans.

Change In Fair Value of Warrant Liability

The change in fair value warrant liability was $16,000 for the three months ended September 30, 2024, compared to $968,000 for the three months ended September 30, 2023, for a decrease of $952,000 or 98.3%. The decrease in change in fair value of warrant liability was due primarily to a change in our stock price.

Change In Fair Value of Interest Rate Swap

The change in fair value of interest rate swap was $0 and $203,850 for the three months ended September 30, 2024 and 2023, respectively. The interest rate swap was terminated in December 2023.

Loss on sale of asset

The loss on sale of asset was $5,674 for the three months ended September 30, 2024, compared to $0 for the three months ended September 30, 2023. The loss on sale of asset was due to the sale of some office equipment.

Other income

Other income was $9,763,126 for the three months ended September 30, 2024, compared to $148,796 for the three months ended September 30, 2023. Other income during 2024 was due to a grants from government entities.

Loss from equity method investments

The loss from equity method investments was $47,240 for the three months ended September 30, 2024, compared to $0 for the three months ended September 30, 2023. The loss from equity method investments was due to the Sandlot arrangement, which was entered into on January 11, 2024.

Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023

	For the Nine Months Ended September 30,
	2024	2023

Revenues
Sponsorships, net of activation costs	$2,170,742	$2,054,464
Event, rents, restaurant and other revenue	8,886,562	10,081,905
Hotel revenues	5,335,306	5,856,170
Total revenues	16,392,610	17,992,539

Operating expenses
Operating expenses	21,953,614	35,631,959
Hotel operating expenses	4,530,407	4,860,876
Impairment expense	-	1,145,000
Depreciation expense	12,541,983	10,486,335
Total operating expenses	39,026,004	52,124,170

Loss from operations	(22,633,394)	(34,131,631)

Other income (expense)
Interest expense, net	(18,899,210)	(14,063,584)
Amortization of discount on note payable	(3,102,968)	(3,157,815)
Change in fair value of warrant liability	64,000	507,000
Change in fair value of interest rate swap	-	163,850
Change in fair value of securities available for sale	-	1,683,246
Loss on sale of asset	(144,213)	-
Loss on extinguishment of debt	(3,763)	-
Other income	10,263,126	148,796
Loss from equity method investments	(83,066)	-
Total other income (expense)	(11,906,094)	(14,718,507)

Net loss	$(34,539,488)	$(48,850,138)

Preferred stock dividends	(798,000)	(798,000)
Loss attributable to non-controlling interest	8,588	65,649

Net loss attributable to HOFRE stockholders	$(35,328,900)	$(49,582,489)

Net loss per share, basic and diluted	$(5.42)	$(8.77)

Weighted average shares outstanding, basic and diluted	6,521,903	5,654,184

Sponsorship Revenues

Sponsorship revenues totaled $2,170,742 for the nine months ended September 30, 2024 as compared to $2,054,464 for the nine months ended September 30, 2023, for an increase of $116,278, or 5.7%. This increase was primarily driven by the Company gaining new sponsorships and increasing existing sponsorships.

Event, rents, restaurant and other revenues

Revenue from event, rents, restaurant and other revenues was $8,886,562 for the nine months ended September 30, 2024 compared to $10,081,905 for the nine months ended September 30, 2023, for a decrease of $1,195,343, or 11.9%. This decrease was primarily driven by a change in number of certain of our larger scale events.

Hotel Revenues

Hotel revenue was $5,335,306 for the nine months ended September 30, 2024 compared to $5,856,170 from the nine months ended September 30, 2023, for a decrease of $520,864, or 8.9%. This decrease was driven by decreased occupancy.

Operating Expenses

Operating expense was $21,953,614 for the nine months ended September 30, 2024 compared to $35,631,959 for the nine months ended September 30, 2023, for a decrease of $13,678,345, or 38.4%. This decrease was driven by lower personnel and related benefits costs, a decrease in production and related costs for our events, and a decrease in professional fees.

Hotel Operating Expenses

Hotel operating expense was $4,530,407 for the nine months ended September 30, 2024 compared to $4,860,876 for the nine months ended September 30, 2023 for a decrease of $330,469, or 6.8%. This decrease was driven by lower occupancy and lower related operating expenses.

Impairment Expense

Impairment expense was $0 for the nine months ended September 30, 2024, compared to $1,145,000 for the nine months ended September 30, 2023. The impairment expense for 2023 was due to an impairment of the film costs.

Depreciation Expense

Depreciation expense was $12,541,983 for the nine months ended September 30, 2024 compared to $10,486,335 for the nine months ended September 30, 2023, for an increase of $2,055,648, or 19.6%. The increase was primarily the result of putting additional assets into service during 2024.

Interest Expense

Total interest expense was $18,899,210 for the nine months ended September 30, 2024 compared to $14,063,584 for the nine months ended September 30, 2023, for an increase of $4,835,626, or 34.4%. The increase in total interest expense is primarily due to the increase in our total debt outstanding, as well as a mix of higher interest rate loans.

Amortization of Debt Discount

Total amortization of debt discount was $3,102,968 for the nine months ended September 30, 2024 compared to $3,157,815 for the nine months ended September 30, 2023, for a decrease of $54,847, or 1.7%. The decrease is primarily due to the elimination of a discount for certain restructured loans.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability represents a loss of $64,000 for the nine months ended September 30, 2024 compared to a loss of $507,000 for the nine months ended September 30, 2023, for a change of $443,000 or 87.4%. The change in fair value of warrant liability was primarily due to a change in our stock price.

Change in Fair Value of Interest Rate Swap

The change in fair value of interest rate swap was a loss of $163,850 for the nine months ended September 30, 2023. The interest rate swap was terminated in December 2023.

Change in Fair Value of Securities Available for Sale

The change in fair value of securities available for sale was $1,683,246 for the nine months ended September 30, 2023. This was due to the change in fair value of our penny warrants granted to us from our online sports betting partner.

Loss on sale of asset

The loss on sale of asset was $144,213 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023. The loss on sale of asset was due to the sale of our sports complex and the sale of office equipment.

Loss on extinguishment of debt

The loss on extinguishment of debt was $3,763 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023. The loss on extinguishment of debt was due to the restructuring of a portion of our debt arrangements.

Other income

Other income was $10,263,126 for the nine months ended September 30, 2024, compared to $148,796 for the nine months ended September 30, 2023. Our other income during 2024 was related to a government and community foundation grants we received during the period.

Loss from equity method investments

The loss from equity method investments was $83,066 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023. The loss from equity method investments was due to the Sandlot arrangement, which was entered into on January 11, 2024.

Liquidity and Capital Resources

We have sustained recurring losses through September 30, 2024, and our accumulated deficit was $252.0 million as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of September 30, 2024, we had approximately $2.6 million of unrestricted cash and $4.9 million of restricted cash. Through November 13, 2025, we have $97.1 million in debt principal payments coming due, including approximately $11.2 million of debt due December 4, 2024. During the nine months ended September 30, 2024, the Company used cash for operating activities of $7.1 million.

On June 28, 2024, we were awarded a $9.8 Million grant from the State of Ohio’s One Time Strategic Community Investments in support of the Hall of Fame Village. We received this funding on August 9, 2024.

On September 27, 2024, the Company received a nonbinding proposal from IRG (as defined below) related to a proposed acquisition of HOFV by IRG. In response to the proposal, the Company’s Board of Directors formed a special committee made up of independent, disinterested directors, (the “Special Committee”) to evaluate the proposal. The Special Committee and IRG are currently in discussions on this proposed acquisition.

On October 26, 2024, the Company received a notice of termination due to event of default on its waterpark ground lease. Under the waterpark ground lease, the notice of termination required that the Company immediately surrender the waterpark premises and related improvements to the landlord. The event of default under the Waterpark Ground Lease results in an event of default under certain of the Company’s loan agreements. Given the Company’s financial position, the Company is in default or risks becoming in default under certain other loan agreements. The loan agreements under which the Company is in default total approximately $81 million gross principal outstanding as of September 30, 2024.

We will need to raise additional financing to accomplish our development plan and fund our working capital. We are seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that we will be able to raise capital on terms acceptable to the Company or at all. Cash flows generated from our operations are insufficient to meet our current operating costs. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our financial condition and operating results, or we may not be able to continue to fund or must significantly curtail our ongoing operations. These conditions raise substantial doubt about our ability to continue as a going concern to sustain operations for at least one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

Since inception, we have primarily used our available cash to fund our project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2024	2023
Cash (used in) provided by:
Operating Activities	$(7,126,021)	$(19,606,299)
Investing Activities	(8,682,184)	(20,069,154)
Financing Activities	11,476,550	17,918,352
Net decrease in cash and restricted cash	$(4,331,655)	$(21,757,101)

Cash Flows for the Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023

Operating Activities

Net cash used in operating activities was $7.1 million for the nine months ended September 30, 2024, a decrease of $12.4 million from the same period in the prior year. The decrease in cash used in operating activities was primarily attributable to a $14.3 million decrease in net loss between the two periods, along with a $2.1 million increase in the add-back for depreciation expense, a $4.7 million increase in paid-in-kind interest, offset by a $7.5 million increase in the change in accounts payable and accrued expenses, and a $3.2 million increase in the change in prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities was $8.7 million during the nine months ended September 30, 2024, a decrease of $11.4 million from the same period last year. The decrease was attributable to a decrease of $20.5 million in capital spending on project development, $17.5 million invested in treasury bills during the nine months ended September 30, 2023, offset by an increase $8.4 million received from the sale of assets.

Financing Activities

Net cash provided by financing activities was $11.5 million during the nine months ended September 30, 2024, a decrease of $6.4 million from the same period last year. The decrease was primarily attributable to an increase of $11.7 million in repayments of notes payable, a decrease of $2.0 million in notes payable proceeds, offset by $3.5 million in proceeds from our financing liability.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

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

Because of the material weakness in our internal control over financial reporting as previously disclosed, our principal executive officer and interim principal accounting officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our principal executive officer and interim principal accounting officer, have concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, the Company continues to implement its plan of remediation for the material weakness discussed above. There have been no other changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

During the normal course of its business, the Company is subject to occasional legal proceedings and claims. The Company does not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition, or cash flows.

Item 1A. Risk factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, other than:

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

Because of the material weakness in our internal control over financial reporting as previously disclosed, our principal executive officer and interim principal accounting officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our principal executive officer and interim principal accounting officer, have concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern, and our business plan requires additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.

We have sustained recurring losses through September 30, 2024, and our accumulated deficit was $252.0 million as of such date. Since inception, our operations have been funded principally through the issuance of debt and equity. As of September 30, 2024, we had approximately $2.6 million of unrestricted cash and $4.9 million of restricted cash. Through November 13, 2025, we have $97.1 million in debt principal payments coming due, including approximately $11.2 million of debt due December 4, 2024. During the nine months ended September 30, 2024, the Company used cash for operating activities of $7.1 million.

While our strategy assumes that we will receive sufficient capital to have sufficient working capital, we currently do not have available cash and cash flows from operations to provide us with adequate liquidity for the near-term or foreseeable future. Our current projected liabilities exceed our current cash projections and we have very limited cash flow from current operations. We therefore will require additional capital and/or cash flow from future operations to fund the Company, our debt service obligations and our ongoing business. There is no assurance that we will be able to raise sufficient additional capital or generate sufficient future cash flow from our future operations to fund the Hall of Fame Village, our debt service obligations or our ongoing business. If the amount of capital we are able to raise, together with any income from future operations, is not sufficient to satisfy our liquidity and capital needs, including funding our current debt obligations, we may be required to abandon or alter our plans for the Company. The Company may have to raise additional capital through the equity market, which could result in substantial dilution to existing stockholders. If management is unable to execute its planned debt and equity financing initiatives, these conditions raise substantial doubt about our ability to continue to sustain operations for at least one year from the issuance of our condensed consolidated financial statements for the quarter ended September 30, 2024 included in this quarterly report on Form 10-Q. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our ability to obtain necessary financing may be impaired by factors such as the health of and access to capital markets, our limited track record and the limited historical financial information available, or the substantial doubt about our ability to continue as a going concern. Any additional capital raised through the sale of additional shares of our capital stock, convertible debt or other equity may dilute the ownership percentage of our stockholders. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

There is no assurance that the non-binding proposal from IRG Canton Village Member, LLC (“IRG”), an affiliate of the Company’s director Stuart Lichter, will result in a definitive transaction, and the absence of us entering into a definitive transaction agreement, changes to the proposal, or the commencement of related litigation may have an adverse impact on the market price of our common stock

We received a non-binding proposal on September 27, 2024, from IRG, an affiliate of the Company’s director Stuart Lichter, outlining IRG’s preliminary non-binding proposal (“Proposal”) to acquire, through a to-be-formed affiliated entity (“Buyer”), all of the outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company that are not held by Buyer, its affiliated entities and any potential co-investors in Buyer or its affiliates (the “Proposed Transaction”) at a purchase price of $1.98 per share of Common Stock, to be paid in cash, which assumes an aggregate amount of indebtedness outstanding as of the consummation of the Proposed Transaction that does not exceed the aggregate amount of indebtedness that is outstanding as of the date of the Proposal.

In response to the proposal, the Company’s Board of Directors formed a special committee made up of independent, disinterested directors (the “Special Committee”) to evaluate the proposal. The Special Committee has retained a financial advisor and legal counsel to assist in its ongoing review and evaluation of the proposal. There is no guarantee that any proposal made by IRG regarding a proposed transaction will be accepted by the Special Committee, that definitive documentation relating to any such transaction will be executed, or that a transaction will be consummated in accordance with that documentation, if at all. The absence of a definite offer to acquire the shares of Common stock owned by persons other than Buyer, its affiliated entities and any potential co-investors in Buyer or its affiliates, or changes to the terms of the Proposed Transaction, as well as the commencement of litigation regarding any proposed transaction, would likely have an adverse effect on the market price of shares of our common stock.

The termination of the waterpark ground lease and surrender of the waterpark premises and improvements to the landlord, which occurred October 26, 2024, and the exercise of certain remedies by waterpark landlord would be expected to have a material adverse effect on the liquidity, financial condition, and results of operations of the Company.

On October 26, 2024, HOF Village Waterpark, LLC (“Tenant”), a subsidiary of Hall of Fame Resort & Entertainment Company (the “Company”), received from HFAKOH001 LLC (“Landlord”) a notice of termination due to event of default (the “Notice”) under the waterpark ground lease agreement, dated as of November 7, 2022, between Tenant and Landlord, as amended on February 23, 2024, February 29, 2024 and May 10, 2024 (as so amended, the “Waterpark Ground Lease”). Under the Waterpark Ground Lease, the Landlord’s termination requires that Tenant immediately surrender the waterpark premises under such lease to the Landlord and any improvements thereto (including the construction of new buildings thereon) with all fixtures appurtenant thereto.

The default identified in the Notice is a payment default under the Waterpark Ground Lease. The Landlord had agreed to forbear exercising remedies for the payment default until October 25, 2024. As of November 13, 2024, Tenant had not remedied the payment default. The outstanding principal balance of unpaid base rent under the Waterpark Ground Lease (inclusive of default interest and late fees accrued up to the date of termination) is approximately $2,600,000.

In addition to unpaid rent, the Waterpark Ground Lease provides that Landlord is entitled to recover the following as damages: (i) the amount by which the unpaid rent for what would have been the remaining term of the Waterpark Ground Lease exceeds the then fair market rental value of the waterpark premises, both discounted to present value, plus (ii) any damages, including without limitation reasonable attorneys’ fees and court costs, which Landlord sustains as a result of the breach of the covenants of the Waterpark Ground Lease other than for the payment of rent, in each case plus interest.

The Notice states that Landlord retains the absolute and unconditional right to pursue any and all remedies available under the Waterpark Ground Lease and related security agreements and applicable law, concurrently or consecutively, at Landlord’s sole discretion. The Company’s subsidiary HOF Village Newco, LLC (“Guarantor”) guaranteed Tenant’s obligations under the Waterpark Ground Lease pursuant to a limited recourse guaranty dated as of November 7, 2022. The security agreements and collateral that support Tenant and Guarantor’s obligations under the Waterpark Ground Lease consist of the following:

●	Tom Benson Hall of Fame Stadium. Guarantor pledged and granted in favor of Landlord 100% of its membership interests in HOF Village Stadium, LLC (“HOFV Stadium”) and certain related security interests under a Pledge and Security Agreement dated as of November 7, 2022. HOFV Stadium granted Landlord a security interest in HOFV Stadium’s leasehold interest in the Tom Benson Hall of Fame Stadium and certain related security interests, pursuant to an Open-End Leasehold Mortgage, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of December 27, 2022.

●	20% Interest in ForeverLawn Sports Complex. Guarantor pledged and granted in favor of landlord its 20% interest in the ForeverLawn Sports complex that is held in a joint venture with Sandlot Facilities, LLC, and certain related security interests, pursuant to a Pledge and Security Agreement dated as of February 23, 2024.

●	Real Estate Adjacent to Hall of Fame Village. Guarantor granted Landlord a security interest in ten undeveloped residential real estate parcels and four commercial real estate parcels owned by Guarantor located adjacent to Hall of Fame Village and certain related security interests, pursuant to an Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 29, 2024.

The exercise of certain remedies by Landlord would be expected to have a material adverse effect on the liquidity, financial condition, and results of operations of the Company.

The event of default under the Waterpark Ground Lease results in an event of default under certain of the Company’s loan agreements. Given the Company’s financial position, the Company is in default or risks becoming in default under certain other loan agreements. The loan agreements under which the Company is in default total approximately $81 million gross principal outstanding as of September 30, 2024.

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

If we fail to comply with the continued listing standards of Nasdaq, our common stock may be delisted from Nasdaq, which would be expected to have a negative effect on the liquidity and market price of our common stock, reduce the number of investors willing to hold or acquire our common stock, limit or reduce the amount of analyst coverage we receive, and impair your ability to sell or purchase our common stock when you wish to do so.

The continued listing standards of the Nasdaq Stock Market, or Nasdaq, require, among other things, that (i) the minimum bid price of a listed company’s stock be at or above $1.00, and (ii) a listed company hold an annual meeting of shareholders no later than one year after the end of its fiscal year. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days or the Company does not hold an annual meeting of shareholders by December 31, 2024, the Company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting.

If the common stock ceases to be listed for trading on Nasdaq, the Company would expect the common stock would be traded on one of the three tiered marketplaces of the OTC Market Groups. If this were to occur, we could face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities; (ii) reduced liquidity for our securities; (iii) a determination that our Common Stock are “penny stock,” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; (iv) a limited amount of news and analyst coverage; (v) a decreased ability to issue additional securities or obtain additional financing in the future; and (vi) being subject to regulation in each state in which we offer our securities.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Document
10.1

Amended and Restated Global License Agreement, dated September 11, 2024, between HOF Village Newco, LLC and National Football Museum, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 17, 2024).

10.2*

Forbearance agreement, dated September 25, 2024, by and among HOF Village Waterpark, LLC, HOF Village Newco, LLC, HOF Village Stadium, LLC, and Hall of Fame Resort & Entertainment Company, and HFAKOH001 LLC

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

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: November 13, 2024	By:	/s/ Michael Crawford
Michael Crawford
President and Chief Executive Officer
(Principal Executive and Interim Principal Financial Officer)

Date: November 13, 2024	By:	/s/ John Van Buiten
John Van Buiten
Vice President of Accounting/Corporate Controller
(Interim Principal Accounting Officer)