Form 10-K
period 2024-12-31
Hall of Fame Resort & Entertainment Co
filed 2025-03-26
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $14,034,715.

As of March 21, 2025, the registrant had outstanding 6,698,645 shares of common stock, $0.0001 par value.

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

In addition to factors identified elsewhere in this Annual Report on Form 10-K, the following risks, among others, which are discussed more fully in “Item 1A. Risk Factors,” could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	We are an early-stage company with a history of losses, and we expect to incur significant expenses and continuing losses while we continue construction of Hall of Fame Village.

●	We have significant debt outstanding, which may have a material adverse effect on our business, our financial condition and results of operations and our ability to secure additional financing in the future.

●	Our recurring losses from operations, significant debt and deficient cash position have raised substantial doubt regarding our ability to continue as a going concern, and our operational needs and business plan require additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.

●	The termination of the waterpark ground lease and our surrender of the waterpark premises and improvements to the landlord, which occurred October 26, 2024, and the exercise of certain remedies by waterpark landlord would be expected to have a material adverse effect on the liquidity, financial condition, and results of operations of the Company.

●	There is no assurance that the non-binding proposal received in September 2024 from IRG Canton Village Member, LLC (“IRG”), an affiliate of the Company’s director Stuart Lichter, to take the Company private will result in a definitive transaction, and the absence of us entering into a definitive transaction agreement, changes to the proposal, or the commencement of related litigation may have an adverse impact on the market price of our common stock.

●	Our operations are impacted by our ability to attract and retain management and other key employees, and the unexpected loss of one or more such employees could harm our business.

●	Changes in consumer tastes and preferences for sports and entertainment products, including fantasy sports, sports betting and eSports could reduce demand for our offerings and products and adversely affect the profitability of our business.

●	We could be adversely affected by declines in discretionary consumer spending, consumer confidence and general and regional economic conditions as well as changes in consumer tastes and preferences for sports and entertainment products.

●	We do business with multiple branded partners, including, but not limited to, PFHOF, the NFL, Sandlot, and others. Incidents or adverse publicity concerning any of our branded partners could harm our reputation as well as negatively impact our revenues and profitability.

●	Cyber security risks and the failure to maintain the integrity of internal or guest data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

●	Our business may be adversely affected by defaults or bankruptcy of our tenants and partners.

ii

●	Our sports betting and eSports operations are subject to a variety of laws, and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

●	If we fail to comply with the continued listing standards of Nasdaq, our common stock may be delisted from Nasdaq, which would be expected to have a negative effect on the liquidity and market price of our common stock, reduce the number of investors willing to hold or acquire our common stock, limit or reduce the amount of analyst coverage we receive, and impair your ability to sell or purchase our common stock when you wish to do so.

●

We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain effective internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

●	We currently do not intend to pay dividends on our Common Stock. Consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our Common Stock.

●	Our Series A Warrants and Series B Warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial statements.

●	The trading price of our securities has been, and likely will continue to be, volatile.

●	Our executive officers and directors, and their affiliated entities, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause our stockholders to lose some or all of their investment.

●	Other factors detailed under the section titled “Risk Factors” in this Annual Report on Form 10-K.

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

iii

PART I

Item 1. Business

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company”, “HOFRE,” “we,” “our,” “us” and similar terms refer to Hall of Fame Resort & Entertainment Company, a Delaware corporation.

Overview

We are a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, we own the Hall of Fame Village, which is a multi-use sports and entertainment destination centered around the PFHOF’s campus and the DoubleTree by Hilton located in downtown Canton. We have created a diversified set of revenue streams through the development of themed attractions, premier entertainment programming and sponsorships. We continue to pursue a diversified strategy across three business verticals, including destination-based assets, Hall of Fame Village, Hall of Fame Village Media and Gold Summit Gaming.

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

We have procured licenses in the State of Ohio for both a physical sports betting operation and online sports betting platform. We have entered into an agreement with Instabet, Inc. doing business as betr (“Betr”) as our mobile management services provider. Currently, the Company does not have a sports betting partner for its retail sports book. In addition, the gaming vertical hosts multiple eSports tournaments within the destination along with other types of gaming tournaments and interactive events.

We have developed new hospitality, attractions, and corporate assets as part of our Phase II development plan. Phase II components of the Hall of Fame Village include the Constellation Center for Excellence (an office building including retail and meeting space, that opened in November 2021), the Center for Performance (a convention center/field house, that opened in August of 2022), the Play Action Plaza (completed in August of 2022), the Fan Engagement Zone (retail promenade), core and shell for Retail I (completed in August of 2022), and the core and shell of Retail II (completed in November of 2022), and two hotels (one to-be-constructed on campus, and one in downtown Canton that opened in November 2020). Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

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

On September 29, 2022, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our shares of Common Stock, and our Board subsequently approved a final reverse stock split ratio of 1-for-22 (the “Reverse Stock Split”). The Reverse Stock Split became effective at 12:01am Eastern Time on December 27, 2022 (the “Effective Time”). At the Effective Time, every 22 shares of issued and outstanding Common Stock were combined and converted into one issued and outstanding share of Common Stock. Fractional shares were cancelled and stockholders received cash in lieu thereof. All outstanding restricted stock unit awards, warrants and other securities, exercisable for or convertible into shares of Common Stock, were adjusted as a result of the reverse split, as required by their respective terms. A proportionate adjustment was also made to the maximum number of shares of Common Stock issuable under the Hall of Fame Resort & Entertainment Company Amended 2020 Omnibus Incentive Plan (the “Plan”). The number of authorized shares of Common Stock and the par value per share of Common Stock remains unchanged at $0.0001 per share.

The Reverse Stock Split was intended to bring the Company into compliance with the minimum bid price requirement for maintaining its listing on Nasdaq. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity (other than as a result of the payment of cash in lieu of fractional shares).

On January 11, 2024, HOF Village completed the sale to Sandlot Facilities, LLC (“Sandlot”) of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC, to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business prior to closing.

On October 26, 2024, HOF Village Waterpark, LLC (“Tenant”), a subsidiary of the Company, received from HFAKOH001 LLC (“Landlord”) a notice of termination due to a non-payment event of default (the “Notice”) under the waterpark ground lease agreement, dated as of November 7, 2022, between Tenant and Landlord, as amended on February 23, 2024, February 29, 2024 and May 10, 2024 (as so amended, the “Waterpark Ground Lease”). Under the Waterpark Ground Lease, the Landlord’s termination required that Tenant immediately surrender the waterpark premises under such lease to the Landlord and any improvements thereto (including the construction of new buildings thereon) with all fixtures appurtenant thereto. For more information, see “Item 1A. Risk Factors – The termination of the waterpark ground lease and our surrender of the waterpark premises and improvements to the landlord, which occurred October 26, 2024, and the exercise of certain remedies by waterpark landlord would be expected to have a material adverse effect on the liquidity, financial condition, and results of operations of the Company.”

Business Strategy

Our unique position and multimedia approach makes us the only company of our kind fully poised to capitalize on the popularity of professional football, one of the most popular brands in sports worldwide (as measured by total league revenue and number of fans). Our principal business objectives are to successfully develop and operate destination based assets such as the Hall of Fame Village as a premiere destination resort and entertainment company leveraging the expansive popularity of professional football and the Pro Football Hall of Fame; Hall of Fame Village Media taking advantage of direct access to exclusive content; and a gaming vertical that spans across fantasy sports in addition to growth areas of e-gaming and sports betting. The resort and entertainment platform will significantly extend the presence of the Pro Football Hall of Fame, the singular institution focused on honoring and preserving the legends and values of professional football. We are located in Canton, Ohio, the birthplace of American professional football. It is in a market area within an 8-hour driving distance to nearly half of the NFL franchises and with limited themed attractions. Together with the PFHOF, we intend to become an elite entertainment venue and premier attraction for the region.

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

Strategic Relationship with Sandlot

Sandlot is a distinct entity from us but serves as an aligned partner. On January 11, 2024, HOF Village completed the sale to Sandlot Facilities, LLC of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC, (“Sports Complex Newco”), to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business prior to closing. HOF Village has entered into certain commercial arrangements that consist of (i) the Facilities Management Agreement between HOF Village and Sports Complex Newco, pursuant to which HOF Village provides certain facilities services to Sports Complex Newco, (ii) the Marketing and SC Programming Collaboration Agreement among HOF Village, Sports Complex Newco and Purchaser Guarantor, pursuant to which the parties thereto collaborate with regard to marketing and programming of the ForeverLawn Sports Complex, (iii) the Marketing and CFP Programming Collaboration Agreement between HOF Village and Sports Complex Newco, pursuant to which the parties thereto collaborate with regard to marketing and programming at the Center for Performance, and (iv) the Food and Beverage Services Agreement between HOF Village and Sports Complex Newco, pursuant to which HOF Village provides certain food and beverage services to Sports Complex Newco.

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

See disclosure under “Item 1A. Risk Factors – The termination of the waterpark ground lease and surrender of the waterpark premises and improvements to the landlord, which occurred October 26, 2024, and the exercise of certain remedies by waterpark landlord would be expected to have a material adverse effect on the liquidity, financial condition, and results of operations of the Company.” regarding the Tom Benson Hall of Fame Stadium.

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

On January 11, 2024, HOF Village completed the sale to Sandlot Facilities, LLC of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC, to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business prior to closing.

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

During 2022, Hall of Fame Village Media co-produced Inspired, a series celebrating inspirational NFL figures who have used their platform to help those in need while uniting communities. Inspired aired on over 100 Gray Television local channels

Also during 2022, Hall of Fame Village Media co-produced The Perfect 10, a documentary film profiling the exclusive group of NFL athletes who are both Heisman Trophy winners and Pro Football Hall of Fame inductees. We sold The Perfect 10 to Fox, where it aired across the country on Fox stations during Super Bowl weekend in 2023.

In 2023, Hall of Fame Village Media co-produced The GOAT Code, a series that provides viewers with an intimate look into the lives and journeys of these athletes. The series provided insights into how these players transcended the game to become The Greatest of All Time.

Hall of Fame Village Media has entered into a number of partnership deals including ReachTV and other NFL greats such as Jimmy Johnson and Rashad Jennings.

About Phase II

Phase II added additional strategic attractions, hospitality, and corporate assets in a well-planned and synergistic manner intended to increase consumer appeal and drive revenue and profitability growth.

As a part of Phase II, we have completed the development of our Hilton DoubleTree Hotel, the Constellation Center for Excellence (a state of the art building used for both commercial offices and retail in the West End Zone of the Tom Benson Hall of Fame Stadium), the Center for Performance (one of the largest indoor sports domes in the United States), the Fan Engagement Zone (our retail promenade offering a variety of food and beverage plus entertainment options for our guests), and Play Action Plaza (our football themed area for recreation and events which includes three amusement rides). We also own the land and received zoning approval for our on-campus Hilton Tapestry hotel.

In Phase II, the critical business strategies are to drive further asset development, increased event programming, new alliance sponsorships, media development and explore additional growth verticals:

●	Further Asset Development: We have constructed additional assets in Phase II to attract and entertain guests. In November 2020, we opened the DoubleTree by Hilton hotel in downtown Canton. In October 2021, we opened our Constellation Center for Excellence. In November 2022, we opened the Center for Performance, which provides a variety of year-round programming options. The Fan Engagement Zone (retail promenade) offering a variety of food and beverage options, as well as other specialized entertainment alternatives opened in September 2022. A green space area called Play-Action Plaza provides 3.5 acres for football-themed recreation, events, and formal gatherings including amusement rides. Additional assets will include an on-campus Hilton Tapestry hotel. Future destination-themed assets can include live entertainment, gaming, dining, and residential within Hall of Fame Village and within major NFL franchise cities. Construction began on Phase II in 2020, and most assets within Phase II are projected to be operational in 2026.

●	Increased Event Programming: We have been utilizing the Tom Benson Hall of Fame Stadium for an expanded offering of live entertainment and events, including top performers, sporting events and festival programming. Also, given the appeal and popularity of youth sports, additional year-round programming is expected to be available across multiple sports. In November 2022, we opened our Center for Performance, our indoor sports dome, which enables us to host sports and other events year-round. Moving forward, there are also plans for multiple concerts, multi-day comedy and music festivals, and on-going business event productions.

●	New Alliance Sponsorships: We have been successful in attracting a strong sponsorship base and will continue to seek significant partnerships with leading companies and brands across a range of untapped categories. These partnerships are expected to be in the form of naming rights agreements or additional category-specific sponsorships. HOF Village plans to target a number of industry verticals for additional sponsorship revenue, such as financial services, autos, telecom and beverages.

●	Media Development: We are developing original content from both its event programming and its direct access to millions of pieces of historic Pro Football artifacts located within the PFHOF archive through Hall of Fame Village Media. We are planning on producing full-length films, shows and other digital content marketing through multiple channels of distribution. Advanced discussions with media leaders, creative, development and distribution partners are ongoing. We are working on expanding our team and partnerships and have a robust slate of new content in development.

●	Hall of Fame Village Gaming: Gaming is expected to be a connective tissue that integrates the rest of the business units across the Company. This encompasses eSports as a way to increase engagement, as well as gaming as a part of offsite asset building and programming, purpose-driven physical destination resort locations, and broadcast/streaming gaming content within media.

●	Sports Betting: We procured two sports betting licenses to develop sports betting both online and on campus in connection with sports betting legislation in the State of Ohio. In 2023, our mobile betting partner, Betr, went live offering both monetary and token (free-to-play) microbets.

●	Exploring Additional Growth Verticals: HOF Village has begun exploring additional growth verticals as part of Phase II. In the future, the Company will seek opportunities to expand certain destination-based assets in other geographic markets leveraging the popularity of professional football.

About Phase III

With Phase I and Phase II assets providing a solid foundation, growth is expected to continue with the development of Phase III, which the Company anticipates will include a potential mix of residential space, and additional attractions, entertainment, dining, merchandise and more. The Company is currently planning the future assets to be constructed in Phase III and expects to begin construction sometime after the completion of Phase II.

Competition

We currently face and will continue to face competition in each of our businesses, as follows:

●	Tom Benson Hall of Fame Stadium, the ForeverLawn Sports Complex and the Center for Performance will compete with other facilities and venues across the region and country for hosting concerts, athletic events (including professional sports events, sports camps and tournaments) and other major conventions.

●	Hall of Fame Village Media will compete (i) with other media and content producers to obtain creative and performing talent, sports and other programming content, story properties, advertiser support, distribution channels and market share and (ii) for viewers with other broadcast, cable and satellite services as well as with home entertainment products, new sources of broadband and mobile delivered content and internet usage.

●	The Hall of Fame Village hotels will compete with other hotels and tourist destinations in Ohio and around the country, and with other forms of entertainment, lodging, tourism and recreation activities. The Fan Engagement Zone, will compete with other food and beverage, and retail locations.

●	The Constellation Center for Excellence and the Fan Engagement Zone (retail promenade) will compete for tenants with other suppliers of commercial and/or retail space.

●	Our sports betting and eSports will compete with other sports betting providers attempting to enter the Ohio sports betting market.

Employees

As of March 21, 2025, we have 71 full-time employees that perform various administrative, finance and accounting, event planning, sports programming, media development, and corporate management functions for the Company and its subsidiaries. Additionally, we have a pool of 254 part-time, seasonal, and event-specific staff.

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

The land under our Fan Engagement Zone is subject to a sale-leaseback financing arrangement. The financing arrangement allows us to buy back the property at our option within a certain time period.

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

The default identified in the notice is a payment default under the Sale-Leaseback. Oak Street had agreed to forbear exercising remedies for the payment default until October 25, 2024. As of November 13, 2024, the Company had not remedied the payment default. The outstanding principal balance of unpaid base rent under the Sale-Leaseback (inclusive of default interest and late fees accrued up to the date of termination) was approximately $2,600,000.

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

The event of default under the Waterpark Ground Lease results in an event of default under certain of the Company’s loan agreements. Such loan agreements under which the Company is in default total approximately $81 million gross principal outstanding as of December 31, 2024. Given the Company’s financial position, the Company is in default or risks becoming in default under certain other loan agreements.

ErieBank Release of Cash Pledge

On October 10, 2024, ErieBank released an additional $943,864 of the held back portion of the loan proceeds to HOFV CFE for general development.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On January 10, 2025, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2023, as required by Nasdaq Listing Rule 5620(a) (the “Annual Meeting Requirement”).

The Notice had no immediate impact on the listing of the Company’s common stock (the “Common Stock”) on Nasdaq.

On February 18, 2025, the Company submitted to the Staff a plan of compliance which describes the circumstances under which it became noncompliant with the Annual Meeting Requirement and the Company’s plan with which it will regain compliance. The Staff has determined to grant the Company an extension until June 30, 2025 to regain compliance with the Annual Meeting Requirement by holding an annual meeting of shareholders.

Proposal to Take the Company Private – IRG Canton Village Member, LLC

On September 27, 2024, our Board of Directors received a preliminary, nonbinding proposal (“Proposed Transaction”) from IRG Canton Village Member (“Buyer”) related to a proposed acquisition by a to-be-formed affiliate of Buyer of all of the outstanding Common Stock not owned by Buyer, its affiliated entities and any potential co-investors in Buyer or its affiliates. In response to the Proposed Transaction, the Company’s Board of Directors formed a special committee made up of independent, disinterested directors (the “Special Committee”) to evaluate the proposal. There is no guarantee that any proposal made by IRG regarding a proposed transaction will be accepted by the Special Committee, that definitive documentation relating to any such transaction will be executed, or that a transaction will be consummated in accordance with that documentation, if at all. The Company and the Special Committee do not intend to comment on or disclose further developments regarding the Special Committee’s consideration of the Proposed Transaction unless and until it deems further disclosure is appropriate or required.

Second Amendment to Note and Security Agreement

On January 24, 2025, the Company and its subsidiaries HOF Village Newco, LLC, a Delaware limited liability company (“Newco”), HOF Village Retail I, LLC, a Delaware limited liability company (“Retail I”), and HOF Village Retail II, LLC, a Delaware limited liability company (“Retail II,” and collectively with the Company, Newco, Retail I “Borrowers”) entered into a Second Amendment to Note and Security Agreement (“Second Amendment”), with CH Capital Lending, LLC, a Delaware limited liability company (“Lender” or “CHCL”). CHCL is an affiliate of Stuart Lichter, a director of the Company.

Pursuant to the Second Amendment, which modifies the previously disclosed Note and Security Agreement, dated November 14, 2024, as amended by the First Amendment, dated January 10, 2025, the parties agreed to: (i) modify the definition of “Facility Amount” in Section 1 of the original note to increase such amount from $2,000,000 to $4,150,000, which allows Borrowers to request up to an additional $2,150,000 loan for general corporate purposes, subject to certain restrictions; and (ii) amend the definition of “Maturity Date” to mean the earliest to occur of (a) closing of the proposal to take the Company private; (b) the termination date, as defined in any definitive agreement and plan of merger entered in connection with a take private transaction, if applicable; or (c) the occurrence of certain events of default under the original instrument. As part of the agreement, Borrowers agree to establish a springing deposit account control agreement (the “DACA”) for a control account to hold cash collateral. Borrowers may use funds in the control account for ordinary business purposes, subject to the terms of the DACA.

Borrowers agreed to grant additional security to Lender to include the equity interests of any Borrower in HOF Village Retail I, LLC and HOF Village Retail II, LLC; all net income earned by Borrowers from the operation of the Gridiron Gastropub restaurant; and all rights of any Borrower, including any revenue received by any Borrower, under certain sponsorship agreements.

Third Amendment to Note and Security Agreement

On February 21, 2025, the Company entered into a Third Amendment to Note and Security Agreement (“Third Amendment”), with CHCL.

The Third Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Third Amendment) to increase the facility amount from $4,150,000 to $5,150,000 allowing the Borrowers to request an additional $1,000,000 for general corporate purposes, subject to certain restrictions.

Fourth Amendment to Note and Security Agreement

On March 18, 2025, the Company entered into a Fourth Amendment to Note and Security Agreement (“Fourth Amendment”), with CHCL.

The Fourth Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement to increase the facility amount from $5,150,000 to $6,500,000 allowing the Borrowers to request an additional $1,350,000 for general corporate purposes, subject to certain restrictions.

Resignation of President, Chief Executive Officer and Chairman

On March 12, 2025, Michael Crawford informed the Board of Directors of the Company that he intends to resign as President, Chief Executive Officer, and Chairman of the Board of Directors. The resignation is not due to any disagreement with the Company on any matter related to its operations, policies, or practices. Mr. Crawford is resigning to pursue another career opportunity. The Board has begun the process of recruiting and evaluating candidates to succeed Mr. Crawford.

Mr. Crawford and the Company and its subsidiary HOF Village Newco, LLC (collectively, the “Parties”) have entered into a Retention and Consulting Agreement, dated March 18, 2025 (the “Retention and Consulting Agreement”), which provides that Mr. Crawford shall be paid an aggregate retention bonus of $300,000, including $73,000 for the agreed-upon value of unused accrued vacation, payable in increments of $100,000 on each of March 31, 2025, April 30, 2025, and May 31, 2025, provided that Mr. Crawford continues to serve as President, Chief Executive Officer, and Chairman of the Board through May 18, 2025 (the “Employment Termination Date”). Until the Employment Termination Date, Mr. Crawford would also continue to receive his base salary and other benefits due under the Amended and Restated Employment Agreement among the Parties dated November 22, 2022, as amended by Amendment to Amended and Restated Employment Agreement, effective May 1, 2023 (as amended, the “Employment Agreement”). Mr. Crawford agrees his termination of employment on the Employment Termination Date will constitute neither termination by the Company without cause nor termination by Mr. Crawford for good reason under the Employment Agreement. No sooner than the Employment Termination Date, and no later than 14 days after the Employment Termination Date, Mr. Crawford shall deliver to the Company an effective and irrevocable general release of claims.

Under the Retention and Consulting Agreement, Mr. Crawford will provide up to 10 hours per week of consulting services to the Company between the Employment Termination Date and August 18, 2025 (the “Consulting Period”). During the Consulting Period, the Company shall pay Mr. Crawford a consulting fee of $500 per hour.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business and financial performance. These risks are discussed more fully below and include, but are not limited to the summary of risk factors set forth above under the heading “Note Regarding Forward-Looking Statements”.

The above summary of risk factors is subject in its entirety to the discussion of risk factors set forth below.

Risks Related to Our Business

We are an early-stage company with a history of losses, and we expect to incur significant expenses and continuing losses while we continue construction of Hall of Fame Village.

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

Phase I:

●	Tom Benson Hall of Fame Stadium

●	ForeverLawn Sports Complex

●	Hall of Fame Village Media

Phase II:

●	Two hotels (Hilton Tapestry, to-be-constructed on campus, and Hilton DoubleTree in downtown Canton about five minutes from campus)

●	Constellation Center for Excellence (office building, retail and meeting space)

●	Center for Performance (field house and convention center)

●	Fan Engagement Zone (Retail promenade)

●	Play Action Plaza (green space for recreation, events and informal gatherings)

●	Fantasy sports, sports betting and eSports

Phase III (Potential):

●	Residential space

●	Additional attractions

●	Additional entertainment, dining, merchandise and more

The components in Phase I are complete. As a part of Phase II, we have completed the development of our Hilton DoubleTree Hotel, the Constellation Center for Excellence (a state of the art building used for both commercial offices and retail in the West End Zone of the Tom Benson Hall of Fame Stadium), the Center for Performance (one of the largest indoor sports domes in the United States), the Fan Engagement Zone (our retail promenade offering a variety of food and beverage and entertainment options for our guests), and Play Action Plaza (our football themed area for recreation and events which includes three amusement rides). We own the land and received zoning approval for our on-campus Hilton Tapestry hotel. Phase III is still in the planning stage and has not commenced operations or generated any revenue. The components of the Hall of Fame Village have limited operating history and business track record.

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

We expect to incur significant capital, operational and marketing expenses in connection with our planned Phase II and III expansion. Any failure to achieve or sustain profitability may have a material adverse impact on the value of the shares of our Common Stock.

We have significant debt outstanding, which may have a material adverse effect on our business, our financial condition and results of operations and our ability to secure additional financing in the future.

We have significant debt outstanding. At December 31, 2024, we had total consolidated debt outstanding of approximately $251.2 million.

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

Our recurring losses from operations, significant debt and deficient cash position have raised substantial doubt regarding our ability to continue as a going concern, and our operational needs and business plan require additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.

We have sustained recurring losses through December 31, 2024, and our accumulated deficit was $273.6 million as of such date. Since inception, our operations have been funded principally through the issuance of debt and equity. As of December 31, 2024, we had approximately $0.4 million of unrestricted cash and $4.0 million of restricted cash. Through December 31, 2025, we have $109.5 million in debt principal payments coming due. During the year ended December 31, 2024, the Company used cash for operating activities of $10.9 million. At March 21, 2025, the Company’s cash position is deficient and certain payments for our operations are not being made in the ordinary course of business.

While our strategy assumes that we will receive sufficient capital to have sufficient working capital, we currently do not have available cash and cash flows from operations to provide us with adequate liquidity for the near-term or foreseeable future. Our current projected liabilities exceed our current cash projections and we have very limited cash flow from current operations. We therefore will require additional capital and/or cash flow from future operations to fund the Company, our debt service obligations and our ongoing business. Certain of our liquidity requirements have been, and may continue to be, funded in part by loans from CHCL, an affiliate of the Company’s director Stuart Lichter, and certain other affiliates of Mr. Lichter, which are described in this Form 10-K under “Item 13. Certain Relationships and Related Transactions – Related Person Transactions with IRG.” Such affiliates of Mr. Lichter are under no commitment to continue to fund the Company. There is no assurance that we will be able to raise sufficient additional capital or generate sufficient future cash flow from our future operations to fund the Hall of Fame Village, our debt service obligations or our ongoing business. If the amount of capital we are able to raise, together with any income from future operations, is not sufficient to satisfy our liquidity and capital needs, including funding our current debt obligations, we may be required to abandon or alter our plans for the Company. The Company may have to raise additional capital through the equity market, which could result in substantial dilution to existing stockholders. If management is unable to execute its planned debt and equity financing initiatives, these conditions raise substantial doubt about our ability to continue to sustain operations for at least one year from the issuance of our condensed consolidated financial statements for the year ended December 31, 2024 included in this annual report on Form 10-K. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our ability to obtain necessary financing may be impaired by factors such as the health of and access to capital markets, our history of losses, our significant debt and our deficient cash position, or the substantial doubt about our ability to continue as a going concern. Any additional capital raised through the sale of additional shares of our capital stock, convertible debt or other equity may dilute the ownership percentage of our stockholders. The perception that we may not be able to continue as a going concern has caused, and may continue to cause, others to choose to impose more restrictive payment terms or not deal with us altogether due to concerns about our ability to meet our contractual obligations.

The termination of the waterpark ground lease and surrender of the waterpark premises and improvements to the landlord, which occurred October 26, 2024, and the exercise of certain remedies by waterpark landlord would be expected to have a material adverse effect on the liquidity, financial condition, and results of operations of the Company.

On October 26, 2024, HOF Village Waterpark, LLC (“Tenant”), a subsidiary of the Company, received from HFAKOH001 LLC (“Landlord”) a notice of termination due to event of default (the “Notice”) under the waterpark ground lease agreement, dated as of November 7, 2022, between Tenant and Landlord, as amended on February 23, 2024, February 29, 2024 and May 10, 2024 (as so amended, the “Waterpark Ground Lease”). Under the Waterpark Ground Lease, the Landlord’s termination requires that Tenant immediately surrender the waterpark premises under such lease to the Landlord and any improvements thereto (including the construction of new buildings thereon) with all fixtures appurtenant thereto.

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

There is no assurance that the non-binding proposal from IRG Canton Village Member, LLC (“IRG”), an affiliate of the Company’s director Stuart Lichter, to take the Company private will result in a definitive transaction, and the absence of us entering into a definitive transaction agreement, changes to the proposal, or the commencement of related litigation may have an adverse impact on the market price of our common stock.

We received a non-binding proposal on September 27, 2024, from IRG, an affiliate of the Company’s director Stuart Lichter, outlining IRG’s preliminary non-binding proposal (“Proposal”) to acquire, through a to-be-formed affiliated entity (“Buyer”), all of the outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company that are not held by Buyer, its affiliated entities and any potential co-investors in Buyer or its affiliates (the “Proposed Transaction”).

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

Our cash flow from operations and financing arrangements have been insufficient to allow us to pay all vendors on a timely basis.

In view of the Company’s financial position, we have been slow to pay vendors. While these parties have continued to provide us with requisite services and supplies, there can be no assurance that they will continue to do so in the future.

Our operations are impacted by our ability to attract and retain management and other key employees, and the unexpected loss of one or more such employees could harm our business.

We aim to recruit the most qualified candidates, and strive for a diverse and well-balanced workforce. We reward and support employees through competitive pay, benefits, and perquisite programs that allow employees to thrive. If we are unable to attract and retain management and other key personnel at our Company, the underlying business could suffer.

Effective December 22, 2023, Benjamin Lee resigned from the office of Chief Financial Officer. The Company has not hired a Chief Financial Officer to replace Mr. Lee. Since Mr. Lee’s departure, Micheal Crawford, our President and Chief Executive Officer, has also served as our principal financial officer, and John Van Buiten, our Vice President of Accounting / Corporate Controller, has served as our principal accounting officer.

Effective as of August 31, 2024, Tara Charnes resigned from the office of General Counsel and Corporate Secretary of the Company. The Company has not hired a General Counsel to replace Ms. Charnes. Since Ms. Charnes’ departure, Tim Kelly, our Senior Vice President, Legal and Assistant General Counsel, has served as our principal legal officer.

On March 12, 2025, Michael Crawford informed the Board of Directors of the Company that he intends to resign as President, Chief Executive Officer, and Chairman of the Board of Directors. Mr. Crawford is resigning to pursue another career opportunity. The Board has begun the process of recruiting and evaluating candidates to succeed Mr. Crawford.

Mr. Crawford and the Company and its subsidiary HOF Village Newco, LLC (collectively, the “Parties”) have entered into a Retention and Consulting Agreement, dated March 18, 2025 (the “Retention and Consulting Agreement”), which provides that Mr. Crawford shall be paid an aggregate retention bonus of $300,000, including $73,000 for the agreed-upon value of unused accrued vacation, payable in increments of $100,000 on each of March 31, 2025, April 30, 2025, and May 31, 2025, provided that Mr. Crawford continues to serve as President, Chief Executive Officer, and Chairman of the Board through May 18, 2025 (the “Employment Termination Date”). Until the Employment Termination Date, Mr. Crawford would also continue to receive his base salary and other benefits due under the Amended and Restated Employment Agreement among the Parties dated November 22, 2022, as amended by Amendment to Amended and Restated Employment Agreement, effective May 1, 2023 (as amended, the “Employment Agreement”). Mr. Crawford agrees his termination of employment on the Employment Termination Date will constitute neither termination by the Company without cause nor termination by Mr. Crawford for good reason under the Employment Agreement. No sooner than the Employment Termination Date, and no later than 14 days after the Employment Termination Date, Mr. Crawford shall deliver to the Company an effective and irrevocable general release of claims. Under the Retention and Consulting Agreement, Mr. Crawford will provide up to 10 hours per week of consulting services to the Company between the Employment Termination Date and August 18, 2025 (the “Consulting Period”). During the Consulting Period, the Company shall pay Mr. Crawford a consulting fee of $500 per hour.

Changes in consumer tastes and preferences for sports and entertainment products, including fantasy sports, sports betting and eSports could reduce demand for our offerings and products and adversely affect the profitability of our business.

The success of our gaming vertical depends on our ability to consistently provide, maintain and expand attractions and events as well as create and distribute media programming, visual experiences and consumer products that meet changing consumer preferences. Consumers who are fans of professional football likely constitute a substantial portion of the attendance to the Hall of Fame Village. Our success depends in part on the continued popularity of professional football and on our ability to successfully predict and adapt to tastes and preferences of this consumer group.

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

On January 10, 2025, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2023, as required by Nasdaq Listing Rule 5620(a) (the “Annual Meeting Requirement”). The Notice had no immediate impact on the listing of the Company’s common stock (the “Common Stock”) on Nasdaq.

On February 18, 2025, the Company submitted to the Staff a plan of compliance which describes the circumstances under which it became noncompliant with the Annual Meeting Requirement and the Company’s plan with which it will regain compliance. The Staff has determined to grant the Company an extension until June 30, 2025 to regain compliance with the Annual Meeting Requirement by holding an annual meeting of shareholders.

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

We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain effective internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2024, management concluded that our internal controls over financial reporting were not effective as of December 31, 2024, due to the existence of material weaknesses as follows:

We identified, a material weakness in internal control over financial reporting related to the precise and timely review and analysis of information used to prepare our financial statements and disclosures in accordance with U.S. GAAP. Additionally, we did not maintain effective control activities surrounding non-routine transactions.

These material weaknesses could impact our financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have taken steps to remediate these material weaknesses in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate the material weaknesses.

Because of the material weaknesses in our internal control over financial reporting as previously disclosed, our principal executive officer and interim principal accounting officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our principal executive officer and interim principal accounting officer, have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

On April 12, 2021, the SEC staff issued the SEC Statement regarding the accounting and reporting considerations for warrants issued by Special Purpose Acquisition Companies (“SPACs”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those governing our Series A Warrants and Series B Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of such warrants, and determined to classify such warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheets as of December 31, 2024 and 2023 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Series A Warrants and Series B Warrants. ASC Subtopic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Series A Warrants and Series B Warrants each reporting period and that the amount of such gains or losses could be material.

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

Our executive officers and directors, and their affiliated entities, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

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

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Director of IT to manage the risk assessment and mitigation process.

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

Our Chief Executive Officer, Assistant General Counsel and Chief Accounting Officer are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers and outside counsel, as needed.

Our Chief Executive Officer, Assistant General Counsel and Chief Accounting Officer oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Executive Officer, Assistant General Counsel, and Chief Accounting Officer provide periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.

Item 2. Properties.

The Company owns real property in Canton, Ohio, at the site of the Hall of Fame Village development and the DoubleTree by Hilton Hotel. Certain parcels of real property on which the Hall of Fame Village is located, including the parcel on which the Tom Benson Hall of Fame Stadium is located, are owned by the Canton City School District (Board of Education) and are subject to long-term ground leases and agreements with the Company for the use and development of such property. All such properties are subject to mortgages securing obligations of the Company and its subsidiaries under various lending and lease arrangements.

On January 11, 2024, HOF Village completed the sale to Sandlot of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC, to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business (including the ground lease) prior to closing.

On October 26, 2024, HOF Village Waterpark, LLC (“Tenant”), a subsidiary of the Company, received from HFAKOH001 LLC (“Landlord”) a notice of termination due to a non-payment event of default (the “Notice”) under the waterpark ground lease agreement, dated as of November 7, 2022, between Tenant and Landlord, as amended on February 23, 2024, February 29, 2024 and May 10, 2024 (as so amended, the “Waterpark Ground Lease”). Under the Waterpark Ground Lease, the Landlord’s termination required that Tenant immediately surrender the waterpark premises under such lease to the Landlord and any improvements thereto (including the construction of new buildings thereon) with all fixtures appurtenant thereto. For more information, see “Item 1A. Risk Factors – The termination of the waterpark ground lease and our surrender of the waterpark premises and improvements to the landlord, which occurred October 26, 2024, and the exercise of certain remedies by waterpark landlord would be expected to have a material adverse effect on the liquidity, financial condition, and results of operations of the Company.”

Item 3. Legal Proceedings.

Information with respect to certain legal proceedings is set forth in Note 8, “Contingencies,” to the Company’s Consolidated Financial Statements and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer’s Purchases Of Equity Securities.

Market Information

Our Common Stock is traded on The NASDAQ Capital Market under the symbol “HOFV”.

Holders

On March 21, 2025, we had 90 holders of record of our Common Stock.

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

Overview

We are a resort and entertainment company leveraging the power and popularity of professional football and its legendary players in partnership with the National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”). Headquartered in Canton, Ohio, we own the Hall of Fame Village, which is a multi-use sports and entertainment destination centered around the PFHOF’s campus and the DoubleTree by Hilton located in downtown Canton. We have created a diversified set of revenue streams through the development of themed attractions, premier entertainment programming and sponsorships. We continue to pursue a diversified strategy across three business verticals, including destination-based assets, Hall of Fame Village, Hall of Fame Village Media and Gold Summit Gaming.

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

We have procured licenses in the State of Ohio for both a physical sports betting operation and online sports betting platform. We have entered into an agreement with Betr as our mobile management services provider. Currently, the Company does not have a sports betting partner for its retail sports book. In addition, the gaming vertical hosts multiple eSports tournaments within the destination along with other types of gaming tournaments and interactive events.

We have developed new hospitality, attractions, and corporate assets as part of our Phase II development plan. Phase II components of the Hall of Fame Village include the Constellation Center for Excellence (an office building including retail and meeting space, that opened in November 2021), the Center for Performance (a convention center/field house, that opened in August of 2022), the Play Action Plaza (completed in August of 2022), and the Fan Engagement Zone (Retail Promenade), core and shell for Retail I was completed in August of 2022 and the core and shell of Retail II was completed in November of 2022, two hotels (one on campus, to be constructed, and one in downtown Canton that opened in November 2020), and the Gameday Bay Waterpark (currently under construction: ground lease terminated October 26, 2024, and premises and improvements surrendered to landlord). Phase III expansion plans may include a potential mix of residential space, additional attractions, entertainment, dining, merchandise and more.

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

Operating Expenses

Our operating expenses include event/media production expenses, personnel expenses, campus maintenance expenses, food and beverage cost of sales, hotel operating expenses, and depreciation expense. These expenses have decreased as management has made an effort to make its operations more efficient, however, we would expect these operating expenses will increase after completion of additional Phase II assets, and additional events, programming, and assets.

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

Results of Operations

The following table sets forth information comparing the components of net loss for the years ended December 31, 2024 and the comparable period in 2023:

	For the Years Ended December 31,
	2024	2023

Revenues
Sponsorships, net of activation costs	$2,860,451	$2,819,041
Event, rents, restaurant and other revenues	11,461,897	13,855,169
Hotel revenues	6,883,585	7,455,463
Total revenues	21,205,933	24,129,673

Operating expenses
Operating expenses	27,883,661	43,171,407
Hotel operating expenses	5,981,485	6,491,625
Impairment expense	-	8,845,000
Depreciation expense	17,007,248	15,069,782
Total operating expenses	50,872,394	73,577,814

Loss from operations	(29,666,461)	(49,448,141)

Other income (expense)
Interest expense, net	(27,284,545)	(18,763,838)
Amortization of discount on note payable	(4,209,339)	(3,589,858)
Other income	516,857	4,117,141
Government grant	9,763,126	-
Change in fair value of warrant liability	150,000	686,000
Change in fair value of interest rate swap	-	163,850
Change in fair value of investments available for sale	433,000	(2,067,754)
(Loss) gain on sale of asset	(174,589)	148,796
Loss from equity method investments	(218,371)	-
Gain on termination of financing liability	(5,168,550)	-
Loss on extinguishment of debt	(3,763)	-
Total other expense	(26,196,174)	(19,305,663)

Net loss	$(55,862,635)	$(68,753,804)

Preferred stock dividends	(1,064,000)	(1,064,000)
Loss attributable to non-controlling interest	8,588	72,265

Net loss attributable to HOFRE stockholders	$(56,918,047)	$(69,745,539)

Net loss per share – basic and diluted	$(8.72)	$(11.97)

Weighted average shares outstanding, basic and diluted	6,530,922	5,826,504

Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023

Sponsorship Revenues

Sponsorship revenues for the year ended December 31, 2024 increased by $41,410, or 1.5%, to $2,860,451 as compared to $2,819,041 for the year ended December 31, 2023. This increase was primarily due to additional event sponsorships and new sponsorships.

Event, rents, restaurant and other revenues

Revenue from events, rents, restaurant and other revenues for the year ended December 31, 2024 decreased to $11,461,897 from $13,855,169 for the year ended December 31, 2023, for a decrease of $2,393,272, or 17.3%. This decrease was primarily driven by a decrease in events revenue, a decrease in food and beverage sales, and lower revenue from our restaurant.

Hotel Revenues

Hotel revenues for the year ended December 31, 2024 decreased $571,878, or 7.7%, to $6,883,585, compared to $7,455,463 for the year ended December 31, 2023. This decrease was driven by a reduction in group bookings and occupancy.

Operating Expenses

Operating expenses were $27,883,661 for the year ended December 31, 2024 as compared to $43,171,407 for the year ended December 31, 2023, a decrease of $15,287,746, or 35.4%. This decrease was driven by lower personnel and related benefits costs, a decrease in production and related costs for our events and media productions, and a decrease in legal and professional fees.

Hotel Operating Expense

Our hotel operating expense was $5,981,485 for the year ended December 31, 2024 as compared to $6,491,625 for the year ended December 31, 2023, a decrease of $510,140 or 7.9%. Hotel revenue and expenses are highly correlated and thus this decrease was driven by having a decrease in occupancy.

Impairment Expense

Impairment expense was $0 for the year ended December 31, 2024 as compared to $8,845,000 for the year ended December 31, 2023. The impairment expense for 2023 was due to an impairment of the ForeverLawn Sports Complex in advance of the sale of the Company’s 80% interest in the sports complex and the impairment of the film costs.

Depreciation Expense

Depreciation expense was $17,007,248 for the year ended December 31, 2024 as compared to $15,069,782 for the year ended December 31, 2023, for an increase of $1,937,466, or 12.9%. The increase was primarily the result of the completion of additional assets which were put into service.

Interest Expense

Total interest expense was $27,284,545 for the year ended December 31, 2024, as compared to $18,763,838 for the year ended December 31, 2023, an increase of $8,520,707, or 45.4%. The increase in total interest expense was primarily due to an increase in the amount of total debt outstanding, a decrease in the proportion of debt that is capitalized for ongoing construction projects, and an increase in average interest rates.

Amortization of Debt Discount

Total amortization of debt discount was $4,209,339 for the year ended December 31, 2024, as compared to $3,589,858 for the year ended December 31, 2023, for an increase of $619,481, or 17.3%. The increase is primarily due to the amortization of additional debt discounts and a decrease in debt discount capitalized for construction projects.

Other Income

Other income was $516,857 for the year ended December 31, 2024, as compared to $4,117,141 for the year ended December 31, 2023. The other income for 2024 was primarily related to a $0.5 million grant received from the Stark Community Foundation. The other income for 2023 was related to the gain on the outcome of the arbitration with JCI.

Government Grant

Government grant was $9,763,126 for the year ended December 31, 2024, as compared to $0 for the year ended December 31, 2023. The 2024 government grant was received from the State of Ohio Community Investment.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability represents a gain of $150,000 for the year ended December 31, 2024, as compared to $686,000 for the year ended December 31, 2023, for a decrease of $536,000 or 78.1%. The decrease in change in fair value of warrant liability was due primarily to a decrease in our stock price.

Change in Fair Value of Interest Rate Swap

The change in fair value of interest rate swap liability was a gain of $163,850 for the year ended December 31, 2023. The interest rate swap was terminated in December 2023.

Change in Fair Value of Investments Available for Sale

The change in fair value of investments available for sale was a gain of $433,000 for the year ended December 31, 2024 as opposed to a loss of $2,067,754 during the year ended December 31, 2023. These amounts related to the change in fair value of certain warrants we hold issued to us by our mobile sports betting partner.

(Loss) gain on sale of asset

The loss on sale of asset was $174,589 for the year ended December 31, 2024, compared to a gain on sale of asset of $148,796 for the year ended December 31, 2023. The loss on sale of asset during the year ended December 31, 2024, was due to the sale of our sports complex and the sale and disposal of equipment. The gain on sale of asset during the year ended December 31, 2023 was due to the sale of the mini field to PFHOF.

Loss from equity method investments

The loss from equity method investments was $218,371 for the year ended December 31, 2024, compared to $0 for the year ended December 31, 2023. The loss from equity method investments was due to the Sandlot arrangement, which was entered into on January 11, 2024.

Loss on termination of financing liability

The loss on termination of Ground Lease was $5,168,550 for the year ended December 31, 2024, compared to $0 for the year ended December 31, 2023. The loss on termination of Ground Lease was due to the event of default under the Waterpark Ground Lease.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $3,763 for the year ended December 31, 2024, as compared to $0 for the year ended December 31, 2023. The loss on extinguishment of debt was due to the restructuring of a portion of our debt arrangements.

Liquidity and Capital Resources

We have sustained recurring losses through December 31, 2024, and our accumulated deficit was $273.6 million as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of December 31, 2024, we had approximately $0.4 million of unrestricted cash and $4.0 million of restricted cash. Through December 31, 2025, we have $109.5 million in debt principal payments coming due. During the year ended December 31, 2024, the Company used cash for operating activities of $10.9 million. At March 21, 2025, the Company’s cash position is deficient and certain payments for our operations are not being made in the ordinary course of business.

Certain of our liquidity requirements have been, and may continue to be, funded in part by loans from CHCL, an affiliate of the Company’s director Stuart Lichter, and certain other affiliates of Mr. Lichter, which are described in this Form 10-K under “Item 13. Certain Relationships and Related Transactions – Related Person Transactions with IRG.” Such affiliates of Mr. Lichter are under no commitment to continue to fund the Company.

We will need to raise additional financing to accomplish our development plan and fund our working capital. We are seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that we will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our financial condition and operating results, or we may not be able to continue to fund our ongoing operations. These conditions raise substantial doubt about our ability to continue as a going concern to sustain operations for at least one year from the issuance of these consolidated financial statements. The perception that we may not be able to continue as a going concern has caused, and may continue to cause, others to choose to impose more restrictive payment terms or not deal with us altogether due to concerns about our ability to meet our contractual obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

Since inception, the Company has primarily used its available cash to fund its project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Year Ended December 31,
	2024	2023
Cash (used in) provided by:
Operating Activities	$(10,914,970)	$(27,000,438)
Investing Activities	(7,767,670)	(27,826,165)
Financing Activities	11,314,108	33,126,304
Net decrease in cash and restricted cash	$(7,368,532)	$(21,700,299)

Cash Flows for the Years Ended December 31, 2024 and 2023

Operating Activities

Net cash used in operating activities was $10.9 million for the year ended December 31, 2024, a decrease of $16.1 million from the prior year. The decrease in cash used in operating activities was primarily attributable to a $12.9 million decrease in net loss between the two periods, along with a $1.9 million increase in the add-back for depreciation expense, a $5.5 million increase in paid-in-kind interest, offset by a $4.1 million increase in the change in accounts payable and accrued expenses, and a $0.7 million increase in the change in prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities was $7.8 million during the year ended December 31, 2024, a decrease of $20.1 million from the prior year. The decrease was attributable to a decrease of $29.2 million in capital spending on project development, $17.5 million in proceeds from treasury bills during the year ended December 31, 2023, offset by an increase of $8.4 million received from the sale of the sports complex and various assets.

Financing Activities

Net cash provided by financing activities was $11.3 million during the year ended December 31, 2024, a decrease of $21.8 million from the prior year. The decrease was primarily attributable to a decrease of $19.1 in proceeds from notes payable, an increase of $8.7 million in repayments of notes payable, offset by $3.5 million in proceeds from our financing liability.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2024 and 2023.

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

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President Accounting / Corporate Controller, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive and interim principal financial officer) and Vice President of Accounting / Corporate Controller (our interim principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Vice President Accounting / Corporate Controller concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2024 due to material weaknesses in internal control over financial reporting noted in the paragraph below.

Notwithstanding the material weaknesses presented below, management has concluded that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows, in conformity with US GAAP.

Limitations on Internal Control over Financial Reporting

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not eliminate, this risk.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive and financial officer) and our Vice President of Accounting/Corporate Controller (our principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the existence of material weaknesses.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses in internal control over financial reporting were identified related to the precise and timely review and analysis of information used to prepare our financial statements and disclosures in accordance with U.S. GAAP and we did not maintain effective controls over non-routine transactions.

Management’s Plans for Remediation

We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting. These remediation efforts are ongoing and include the following measures to address the material weaknesses identified:

-	We have designed and implemented additional controls to supplement the existing business process controls

-	We have tested the design of these controls and will continue to test their effectiveness to ensure that they are operating appropriately.

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through independent testing, that these controls are operating effectively. As we continue to evaluate and improve the applicable controls and obtain resources sufficient to independently assess control effectiveness, management may take additional remedial measures or modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified during the fourth quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Directors

The table below identifies and sets forth certain biographical and other information regarding our directors as of March 26, 2025.

Name	Age	Position
Michael Crawford	57	President and Chief Executive Officer, Chairman
Marcus LaMarr Allen	65	Director
Anthony J. Buzzelli	76	Director, Audit Committee Chair
David Dennis	67	Director
Karl L. Holz	74	Director, Lead Independent Director
Stuart Lichter	76	Director
Mary Owen	47	Director, Nominating and Corporate Governance Committee Chair
Kimberly K. Schaefer	59	Director, Compensation Committee Chair

Michael Crawford. Mr. Crawford has served as a member of the Board since the closing of the Business Combination in July 2020. Mr. Crawford currently serves as President and Chief Executive Officer and Chairman of the Board of Directors of the Company and previously served as HOF Village, LLC’s Chief Executive Officer from December 2018 until June 2020. Mr. Crawford was nominated to the Board by HOF Village, LLC in connection with the Business Combination pursuant to the Director Nominating Agreement (defined below). Before joining HOF Village, LLC, Mr. Crawford was an executive at Four Seasons Hotels and Resorts, where he served as Global President of Portfolio Management (2016–2018) and President of Asia Pacific (2014–2016). Previously, Mr. Crawford worked at The Walt Disney Company/Walt Disney Parks and Resorts in various positions from 1990 to 2014, where his last role was Senior Vice President and General Manager of Shanghai Disney Resort and President of Walt Disney Holdings Company in Shanghai (2010–2014). Mr. Crawford has served as a member on the Board of Directors of Texas Roadhouse (Nasdaq: TXRH) since June 2020, where he also currently serves on the audit committee and is chair of the compensation committee. Since July of 2004, Mr. Crawford has served on the Board of Directors of Seaport Entertainment Group Inc. (NYSE: SEG) where he serves as lead independent director, chair of the nominating and corporate governance committee, and serves as a member of the audit and compensation committees. Mr. Crawford holds a Bachelor of Science in Business Administration from Bowling Green State University and an MBA, magna cum laude, from the University of Notre Dame’s Mendoza College of Business.

Marcus LaMarr Allen. Mr. Allen has served as a member of the Board since August 2022. Considered one of the game’s best goal line and short-yardage runners, Mr. Allen began his NFL career with the Los Angeles Raiders where he spent 11 seasons and earned several accolades, including NFL Rookie of the Year, was named to the Pro Bowl five times, and earned league MVP honors. While with the Raiders, he helped his team win Super Bowl XVIII. Mr. Allen went on to spend his last 5 seasons with the Kansas City Chiefs, where he added a sixth Pro Bowl appearance in 1994. In 1995, Mr. Allen made NFL history when he became the first player in league history to rush for over 10,000 yards and catch passes for 5,000 more. Ending his career with the Kansas City Chiefs as the game’s all-time rushing touchdown leader, Mr. Allen has the distinction of being the only player to have won the Heisman Trophy, an NCAA national championship, the Super Bowl, and be named NFL MVP and Super Bowl MVP. He was inducted into the College Football Hall of Fame in 2000 and the Pro Football Hall of Fame in 2003. After his 16-season playing career, in 1998 Mr. Allen went on to join the CBS broadcasting team for the NFL Today Show and later went on to cover College Football for Fox Sports. Today, Mr. Allen is a keynote speaker and writer. He also serves on the Board of Directors for the Lott Impact Trophy and is also a member of the Laureus World Sports Academy.

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

Mary Owen. Mrs. Owen has served as a member of the Board since the closing of the Business Combination in July 2020. Mrs. Owen has been nominated to the Board as an independent director pursuant to the Director Nominating Agreement. Mrs. Owen is Founder and President of MMO Capital LLC since 2017. In September of 2024, she became a General Partner of Forma Capital, an early-stage venture capital fund investing in influential brands shaping the global future of sports, health and wellness. In addition, she is the current Chair of the Board and has served as a Life Trustee with the Ralph C. Wilson, Jr. Foundation since 2015. She is an investor and strategic advisor in both Fund I and Fund II for KB Partners, a Chicago-based KB venture capital firm investing at the intersection of sports and technology. Mrs. Owen previously worked for her uncle, Ralph C. Wilson Jr., and his management company, Ralph C. Wilson, Jr. Enterprises. She was a key member of his executive leadership team and played a strategic and operational role with all of his business and philanthropic interests, including the Buffalo Bills. With the Bills, Mrs. Owen began as an intern in 1997 and worked in a variety of roles eventually becoming the Executive Vice President for Strategic Planning from 2010-2014. In addition to her team-level responsibilities, she was charged with representing Mr. Wilson at the league ownership level from 2003-2014, where she was appointed to and served on the Super Bowl Advisory Committee and the International Committee and served on the board of the NFL Foundation. When Mr. Wilson passed in 2014, Mrs. Owen served as a Trustee of his estate, where she and three others were responsible for the team’s sale to the Pegula family, and ultimately funding and starting a $1.2 billion foundation, the Ralph C. Wilson, Jr. Foundation, with a portion of the estate proceeds. Mrs. Owen managed the foundation on behalf of her co-trustees in its initial year and oversaw a $60 million legacy grant program. Mrs. Owen is a graduate of the McIntire School of Commerce at the University of Virginia, and is a McIntire Trustee Leader, an active Trustee for the Jefferson Trust, and longstanding Regional Selection Chair for the Jefferson Scholars Foundation. In addition, she holds an MBA from Walsh College and is a long-standing member of the National Advisory Board for the Pro Football Hall of Fame.

Kimberly K. Schaefer. Ms. Schaefer served as a member of the Board since the closing of the Business Combination in July 2020. On March 25, 2024, Ms. Schaefer was appointed to the Board of LuxUrban Hotels, Inc. (NASDAQ: LUXH). LuxUrban Hotels, Inc. is a hospitality company which utilizes an asset-light business model to lease entire hotels on a long-term basis in partnership with Wyndham Hotels & Resorts. In April of 2024, Ms. Schaefer accepted a Chief Executive Officer role for a private company, Museum of Illusions. Ms. Schaefer previously served as President of Two Bit Circus, Inc., a startup concept focusing on social interactions using the latest in technology and gaming, from 2017 through 2023. Two Bit Circus’s first “micro amusement park” location opened in Los Angeles in 2018. It features unique arcade and midway games, an interactive theatre, story rooms and virtual reality concepts. Prior to Two Bit Circus, Ms. Schaefer worked with Great Wolf Resorts, Inc., which is the largest owner, operator and developer in North America of drive-to family resorts featuring indoor waterparks and other family-oriented entertainment activities, for more than 18 years, including as their Chief Operating Officer/Chief Brand Officer from 2005 to 2015 and as their Chief Executive Officer from 2009 to September 2015. She was part of the team that took the company public in 2005. As public company CEO, her primary responsibility was overseeing the daily aspects of the strategy of the brand, development and operations as well as investor and analyst presentations and communication. Ms. Schaefer has served on the Board of Directors of SeaWorld Parks & Entertainment (NYSE: SEAS) since December 2020 where she also serves on the revenue and audit committees and the Board of Directors of Alpine Acquisition Corp. (NASDAQ: REVE) since August 2021. Previously, Ms. Schaefer was an independent board member of public company Education Reality Trust (NYSE: EDR_OLD), an owner operator and developer of collegiate housing, and of her former employer, Great Wolf Resorts, which is currently owned by Blackstone Group. Ms. Schaefer is a graduate of Edgewood College in Madison, Wisconsin, where she earned a Bachelor of Science degree in Accounting and where she previously served on the school’s Board of Trustees.

Executive Officers

The table below identifies and sets forth certain biographical and other information regarding our executive officers as of March 21, 2025.

Name	Age	Position
Michael Crawford	57	President, Chief Executive Officer and Chairman
Lisa Gould	49	Senior Vice President of Human Resources & Information Technology
Anne Graffice	53	Executive Vice President of Global Marketing and Public Affairs
John Van Buiten	38	Vice President of Accounting / Corporate Controller

See page 35 of this Annual Report for Michael Crawford’s biography.

Lisa Gould. Ms. Gould has served as Senior Vice President of Human Resources and Information Technology of the Company since January 2022 and was Vice President of Human Resources of the Company from August 2020 to December 2021. From November 2011 until joining the Company, Ms. Gould served as Vice President of Human Resources at CommQuest Services, where she developed a strategic plan following the company’s merger, oversaw recruitment, onboarding and retention of company employees and managed various other human resources functions, including drafting and enforcement of company policies and procedures and managing benefits administration and enrollment. From August 2007 until November 2011, Ms. Gould worked for Creative Financial Staffing, an affiliate of Bruner Cox LLP, in various roles, including as Recruiter/Staffing Manager and Business Development/Account Manager. Ms. Gould earned her MBA from University of Northwestern Ohio and her Bachelor of Science from Kent State University.

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

CORPORATE GOVERNANCE

Director Nominations Process

Our Corporate Governance Guidelines provide that each year the Board nominates a slate of directors for election by stockholders at the annual meeting of stockholders based on the recommendations of the Nominating and Corporate Governance Committee. In identifying prospective director candidates, the Nominating and Corporate Governance Committee may seek referrals from other members of the Board, management, stockholders and other sources, including third party recommendations.

In connection with the Business Combination, the Company entered into a Director Nominating Agreement (the “Director Nominating Agreement”) with HOF Village, Gordon Pointe Management, LLC (the “Sponsor”), and National Football Museum, Inc., doing business as the Pro Football Hall of Fame (“PFHOF”), which provides, among other things, that each of the Sponsor, HOF Village and PFHOF will have the right to designate a certain number of individuals to be appointed or nominated for election to the Board for so long as each of the Sponsor, HOF Village and PFHOF owns shares of our Common Stock in excess of certain ownership thresholds. Pursuant to the Director Nominating Agreement and its current voting power, the Sponsor no longer has the right to designate a person to serve on the Board, HOF Village has the right to designate four designees to serve on the Board, and PFHOF has the right to designate one designee to serve on the Board. Since the 2023 fiscal year, PFHOF chose not to appoint a designee to serve on the Company’s Board. The parties to the Director Nominating Agreement also agreed to take certain actions to support those nominees for election and include the nominees in the proxy statements for the stockholders’ meetings at which directors are to be elected. See “Certain Relationships and Related Party Transactions—Director Nominating Agreement” below for more detail.

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

(e)	Gaming Industry Experience – e.g., e-gaming / eSports, fantasy sports, betting / sports betting company; and

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

Number and Terms of Office of Officers and Directors

The Board is divided into three classes: Class A, Class B and Class C. The number of directors in each class is required to be as nearly equal as possible and directors in each class serve a three-year term. The term of office of the current Class A directors, consisting of Mary Owen and Marcus LaMarr Allen, will expire at the 2024 annual meeting of stockholders. The term of office of Class B directors, consisting of Stuart Lichter, Karl L. Holz and David Dennis, was set to expire at the 2025 annual meeting of stockholders. The term of office of Class C directors, consisting of Michael Crawford, Kimberly K. Schaefer and Anthony J. Buzzelli will expire at the 2026 annual meeting of stockholders.

The Company’s executive officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. The Board is authorized to appoint persons to the offices set forth in the Company’s bylaws as it deems appropriate.

The Company postponed its 2024 Annual Meeting of Stockholders (the “Annual Meeting”). Originally scheduled for November 21, 2024, the decision was made as the Company reviews a non-binding proposal to take the company private. The proposal was submitted by IRG Canton Village Member, LLC (“IRG”), an affiliate of the Company’s director Stuart Lichter. In response to the proposal, the Company’s Board of Directors has formed a special committee made up of independent, disinterested directors (the “Special Committee”) to evaluate the proposal. The Special Committee has retained a financial advisor and legal counsel to assist in its ongoing review and evaluation of the proposal. There is no guarantee that any proposal made by IRG regarding a proposed transaction will be accepted by the Special Committee, that definitive documentation relating to any such transaction will be executed, or that a transaction will be consummated in accordance with that documentation, if at all.

Director Independence

Nasdaq listing standards require that a majority of the Company’s Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship that, in the opinion of the Company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has affirmatively determined that Marcus LaMarr Allen, Anthony J. Buzzelli, David Dennis, Karl L. Holz, Mary Owen and Kimberly K. Schaefer qualify as independent directors in accordance with the Nasdaq listing rules.

Board Leadership Structure

Our Board does not have a formal policy regarding the combination of the roles of Chairman of the Board and Chief Executive Officer because the Board believes that it is in the best interest of the Company to have the flexibility to determine, from time to time, whether the positions should be held by the same person or by separate persons. The Board believes that it is currently in the best interest of our stockholders that the role of Chairman of the Board be held by Michael Crawford, our President and Chief Executive Officer.

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

Lead Independent Director

Under our Corporate Governance Guidelines, if the Chairman of the Board is not an independent director, as determined by the Nominating and Governance Committee and the Board, the independent directors will annually appoint one independent director to be the Lead Independent Director in accordance with the Director Nominating Agreement. Given that our Chairman is not an independent director, our independent directors have appointed Karl L. Holz as our Lead Independent Director. The Lead Independent Director’s primary responsibilities include: (i) preside over executive sessions of the independent directors and at all meetings at which the Chairman of the Board is not present; (ii) call meetings of the independent directors as deemed necessary; (iii) serve as a liaison between the Chairman of the Board and the independent directors; (iv) propose agendas and schedules for Board meetings in consultation with the Chairman of the Board; and (v) be available for consultation and communication if requested by stockholders.

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

Committees of the Board of Directors

The Company established three standing Board committees and adopted charters for such committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. For the 2024 fiscal year, Messrs. Buzzelli and Dennis and Ms. Schaefer served on the Company’s Audit Committee, with Mr. Buzzelli serving as the chair and qualifying as an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K. Ms. Schaefer, Mr. Holz, Mrs. Owen and Mr. Allen served on the Company’s Compensation Committee, with Ms. Schaefer serving as the chair. Mr. Holz, Mrs. Owen and Ms. Schaefer served on the Company’s Nominating and Corporate Governance Committee, with Mr. Holz serving as the chair. Each of the committee charters is available on the Company’s website at www.hofreco.com. Ad hoc committees, such as the Special Committee discussed above, or working groups of board members are also formed from time to time to consider strategic issues.

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

Board and Board Committee Meetings and Attendance

Our Corporate Governance Guidelines provide that directors are expected to prepare themselves for and attend all Board meetings, the annual meeting of stockholders and the meetings of the Board’s standing committees on which they serve. During the year ended December 31, 2023, the Company’s Board met thirteen (13) times; the Audit Committee met eight (8) times; the Nominating and Corporate Governance Committee met six (6) times; and the Compensation Committee met seven (7) times. In the aggregate, each of our directors attended at least ninety-six percent (96%) of the total meetings of the Board and committees on which such director served during the 2023 fiscal year.

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

Code of Business Conduct and Ethics

The Company adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, executive officers and employees. The Code of Business Conduct and Ethics covers areas such as conflicts of interest, insider trading and compliance with applicable laws and regulations. The Code of Business Conduct and Ethics is available on our website at www.hofreco.com. We intend to post any amendments to or waivers from our Code of Business Conduct and Ethics at this location on our website.

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

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

Item 11. Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

We are a “smaller reporting company” under applicable federal securities laws and therefore permitted to take advantage of certain reduced public company reporting requirements. As such, we provide in this Annual Report on Form 10-K the scaled disclosure permitted under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, including the compensation disclosures required of a “smaller reporting company,” as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2024, our “named executive officers” and their positions were as follows:

●	Michael Crawford, our President, Chief Executive Officer and Chairman;

●	Tara Charnes(1), our former General Counsel and Secretary;

●	Anne Graffice, our Executive Vice President of Global Marketing & Public Affairs; and

●	Lisa Gould, our Senior Vice President of Human Resources & Information Technology

(1)	Ms. Charnes resigned from her position effective August 31, 2024.

Summary Compensation Table

The following table presents summary information regarding the total compensation for the years ended December 31, 2024 and 2023, for the named executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(6)	Total ($)

Michael Crawford (3)	2024	976,153	720,000	-	-	94.159	1,790,312
President, Chief Executive Officer and Chairman	2023	900,000	982,244	855,843	180,037	54,916	2,973,040

Tara Charnes (4)	2024	251,790	160,000	-	-	10,966	422,756
General Counsel and Secretary	2023	309,000	125,006	113,940	36,966	8,804	593,716

Anne Graffice(5)	2024	299,230	50,000	-	-	13,266	362,496
Executive Vice President of Global Marketing & Public Affairs	2023	285,401	122,909	56,963	10,584	13,435	489,292

Lisa Gould	2024	190,000	65,600	-	-	13,383	268,983
Senior Vice President of Human Resources & Information Technology

(1)	Mr. Crawford on January 22, 2023 received 9,155 fully vested shares of Common Stock under the Plan. Ms. Charnes on January 22, 2023 received 1,066 fully vested shares of Common Stock under the Plan.

(2)	Amounts reported represent the aggregate grant date fair value of restricted stock unit awards during 2023, computed in accordance with ASC Topic 718. The grant date fair value of restricted stock units is based on the market value of the underlying stock on the date of grant.

(3)	Mr. Crawford received a March 8, 2023 grant of performance share units (“PSUs”), subject to the terms of the Plan and PSU Award Agreement, during a one-year performance period for the 2023 calendar year. Mr. Crawford’s PSU award was payable to the extent that four performance goals were achieved. Three of the goals were not achieved and the fourth was achieved at a 50% threshold. The Compensation Committee determined Mr. Crawford was eligible to receive 8,896 PSUs. However, Mr. Crawford agreed to waive receipt of the PSUs.

(4)	Ms. Charnes received a January 24, 2023 grant of 7,751 restricted stock units under the Plan, vesting in 1/3 equal annual increments beginning on January 24, 2024, subject to stockholder approval of increasing available shares under the Plan. Ms. Charnes resigned from her position effective August 31, 2024.

(5)	Ms. Graffice received a January 24, 2023 grant of 3,875 restricted stock units under the Plan, vesting in 1/3 equal annual increments beginning January 24, 2024.

(6)	The chart below describes the benefits and perquisites for 2024 contained in the “All Other Compensation” column above for each of the named executive officers.

Name	401(k) Match ($)	Vehicle Allowance ($)	Supplemental Executive Life Insurance Premium ($)	Supplemental Executive Disability Insurance Premium ($)	Executive Physical ($)
Michael Crawford	17,846	28,846	3,835	4,445	5,000
Anne Graffice	5,797	—	456	3,813	3,200
Tara Charnes (1)	4,191	—	335	3,240	3,200
Lisa Gould	7,629	—	403	2,151	3,200

(1)	Ms. Charnes resigned from the office of General Counsel and Corporate Secretary, effective August 31, 2024

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

Employment Agreements

Michael Crawford

In connection with the consummation of the Business Combination, Mr. Crawford, the Company and HOF Village Newco, LLC (“Newco”) entered into an employment agreement, effective July 1, 2020, (the “2020 Crawford Employment Agreement”), which replaced a services agreement entered into December 2018 between HOF Village, LLC and Mr. Crawford. Effective January 1, 2023, the 2020 Crawford Employment Agreement was replaced by an Amended and Restated Employment Agreement. discussed in the next paragraph.

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

On March 12, 2025, Mr. Crawford informed the Board of Directors of the Company that he intends to resign as President, Chief Executive Officer, and Chairman of the Board of Directors. The resignation is not due to any disagreement with the Company on any matter related to its operations, policies, or practices. Mr. Crawford is resigning to pursue another career opportunity. The Board has begun the process of recruiting and evaluating candidates to succeed Mr. Crawford.

Michael Crawford Retention and Consulting Agreement

Mr. Crawford and the Company and its subsidiary HOF Village Newco, LLC (collectively, the “Parties”) have entered into a Retention and Consulting Agreement, dated March 18, 2025 (the “Retention and Consulting Agreement”), which provides that Mr. Crawford shall be paid an aggregate retention bonus of $300,000, including $73,000 for the agreed-upon value of unused accrued vacation, payable in increments of $100,000 on each of March 31, 2025, April 30, 2025, and May 31, 2025, provided that Mr. Crawford continues to serve as President, Chief Executive Officer, and Chairman of the Board through May 18, 2025 (the “Employment Termination Date”). Until the Employment Termination Date, Mr. Crawford would also continue to receive his base salary and other benefits due under the Amended and Restated Employment Agreement among the Parties dated November 22, 2022, as amended by Amendment to Amended and Restated Employment Agreement, effective May 1, 2023 (as amended, the “Employment Agreement”). Mr. Crawford agrees his termination of employment on the Employment Termination Date will constitute neither termination by the Company without cause nor termination by Mr. Crawford for good reason under the Employment Agreement. No sooner than the Employment Termination Date, and no later than 14 days after the Employment Termination Date, Mr. Crawford shall deliver to the Company an effective and irrevocable general release of claims.

Under the Retention and Consulting Agreement, Mr. Crawford will provide up to 10 hours per week of consulting services to the Company between the Employment Termination Date and August 18, 2025 (the “Consulting Period”). During the Consulting Period, the Company shall pay Mr. Crawford a consulting fee of $500 per hour. During the Consulting Period, Mr. Crawford shall all times be an independent contractor. Effective upon the commencement of the Consulting Period, the Retention and Consulting Agreement will supersede and replace the Employment Agreement, which will be of no further effect, except that Section 4 of the Employment Agreement shall remain in full force and effect. Section 4 includes provisions addressing non-competition, non-solicitation and confidentiality, among other terms. Following the Employment Termination Date, Mr. Crawford shall not be entitled to receive any employment benefits from the Company and shall not be eligible to participate in any benefit programs of the Company, including but not limited to health insurance, vacation, sick leave, life insurance, pension or retirement plans, disability programs, or other benefits, benefit plans or benefit programs.

To protect the Company’s confidential information (“Company Confidential Information”), Mr. Crawford covenants and agrees in the Retention and Consulting Agreement that Mr. Crawford will at all times hold the Company Confidential Information in confidence, will take all reasonable and necessary measures to prevent the disclosure of the Company Confidential Information. Mr. Crawford further acknowledges that all Company Confidential Information is and shall remain the sole, exclusive, and valuable property of the Company and that Crawford has and shall acquire no right, title, or interest therein.

By and in consideration of the Company’s entering into the Retention and Consulting Agreement, Mr. Crawford shall not, during the Consulting Period and for a period of six months after termination of the Retention and Consulting Agreement, engage in competition with the Company. “Competition” for purposes of this agreement means owning, operating, or otherwise providing services to a pro sports themed destination resort that includes entertainment and media components. By and in consideration of the Company’s entering into the Retention and Consulting Agreement, Mr. Crawford shall not, during the Consulting Period and for a period of 12 months thereafter: (i) directly or indirectly hire, induce, or solicit for employment any person who is, or within 12 months prior to the date of such hiring, inducement, or solicitation was, an employee of the Company; or (ii) induce or solicit (or assist any person or entity to induce or solicit) any person who is an employee of the Company to terminate his/her employment relationship with the Company.

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

On June 17, 2024, Ms. Charnes notified the Company of her resignation from the office of General Counsel and Corporate Secretary of the Company for personal reasons, effective August 31, 2024. Ms. Charnes did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On June 21, 2024, Ms. Charnes entered into a consulting services agreement, pursuant to which Ms. Charnes agreed to provide consulting services to the Company following her resignation effective date of August 31, 2024 through December 31, 2024. During the consulting term, Ms. Charnes agreed to provide up to 25 hours of service per month to the Company upon request. In consideration for such services, Ms. Charnes will receive the remainder of her 2023 annual bonus, a monthly retainer in the amount of $10,000, continuation of health benefits, and her right to any restricted stock units shall continue in accordance with the existing vesting schedule.

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

Since December of 2022, the Graffice Employment Agreement has renewed automatically for successive 12-month periods. On or about November 26, 2024, Ms. Graffice agreed to transition from an employee under contract to an at-will employee.

Severance Benefits

The employment agreement of Mr. Crawford provides for payment of severance benefits in the event that the employee is terminated by the Company without cause or by the employee with good reason.

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

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth specific information with respect to unexercised options, unvested Common Stock and other unvested equity incentive plan awards outstanding as of December 31, 2024, for the named executive officers of the Company.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(1)
Michael Crawford	—	—	—		—
Tara Charnes	—	—	5,168	(2)	6,718
Anne Graffice	—	—	2,584	(3)	3,359
Lisa Gould	—	—	2,584	(4)	3,359

(1)	The market value of unvested equity awards as of December 31, 2024 is calculated based on the closing share price on December 31, 2024, of $1.30, which is the last trading day of 2024.

(2)	On January 24, 2023, Ms. Charnes received a grant of 7,751 restricted stock units under the Plan which are scheduled to vest annually in three equal installments on January 24, 2024, 2025 and 2026.

(3)	On January 24, 2023, Ms. Graffice received a grant of 3,875 restricted stock units under the Plan which are scheduled to vest annually in three equal installments on January 24, 2024, 2025 and 2026.

(4)	On January 24, 2023, Ms. Gould received a grant of 3,875 restricted stock units under the Plan which are scheduled to vest annually in three equal installments on January 24, 2024, 2025 and 2026.

Director Compensation

The Company maintains a Board of Directors’ compensation program that is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align their interests with those of our stockholders.

The director compensation program provided the following compensation for independent, non-employee directors for 2024:

●	An annual retainer (the “Annual Retainer”) of $40,000, a supplemental $7,500 annual retainer for the Audit Committee Chair, a supplemental $5,000 annual retainer for each of the Compensation Committee Chair and the Nominating and Governance Committee Chair, and a supplemental $5,000 annual retainer for the Lead Independent Director;

●	Meeting attendance fees (the “Meeting Attendance Fees”) consisted of (i) $1,500 per in-person meeting attended and (ii) $500 per telephonic meeting attended;

●	A grant of restricted stock units under the Plan with a dollar value of $75,000, with such number of shares to be determined by the average closing price of the Company’s Common Stock for the five trading days preceding, but not including, the date of grant of such RSU award that vest one year from the date of grant; and

●	Additional compensation for ad hoc services on a case-by-case basis.

The following table sets forth all of the compensation awarded to or earned by or paid to our independent directors during 2024. Our directors who are not independent do not receive compensation for serving on our Board of Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Total ($)
Marcus LaMarr Allen	50,500	—	50,500
Jerome Bettis(2)	48,000	—	48,000
Anthony J. Buzzelli	67,500	—	67,500
David Dennis	63,000	—	63,000
James J. Dolan (3)	41,625	—	41,625
Karl L. Holz	68,125	—	68,125
Mary Owen	63,375	—	63,375
Kimberly K. Schaefer	69,375	—	69,375

(1)	Board members were entitled to receive payments in 100% cash during the 2024 calendar year. As of March 26, 2025, the independent directors have not received compensation earned for the third or fourth quarters of 2024.

(2)	Effective as of January 16, 2025, Mr. Bettis resigned from the Board.

(3)	Effective as of September 3, 2024, Mr. Dolan resigned from the Board.

Name	Restricted Stock Units Outstanding at Fiscal Year End(1)
Marcus LaMarr Allen	21,853
Jerome Bettis(2)	21,853
Anthony J. Buzzelli	21,853
David Dennis	21,853
James J. Dolan(3)	21,853
Karl L. Holz	21,853
Mary Owen	21,853
Kimberly K. Schaefer	21,853

(1)	On January 17, 2024, each of our independent directors was granted 21,853 restricted stock units that vested in full on January 17, 2025.

(2)	Effective as of January 16, 2025, Mr. Bettis resigned from the Board.

(3)	Effective as of September 3, 2024, Mr. Dolan resigned from the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 21, 2025:

●	each person known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company;

●	each of the Company’s executive officers and directors; and

●	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. The information below is based upon the Schedules 13D, Forms 3 and Forms 4 filed by certain of the parties below. The table does not include unvested restricted stock units issued by the Company unless they vest within 60 days after March 21, 2025, since such units do not carry voting or investment power.

The beneficial ownership percentages set forth in the table below are based on approximately 6,698,645 shares of Common Stock issued and outstanding as of March 21, 2025.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

	Beneficial Ownership
Name and Address of Beneficial Owner(1)	Number of Shares		Percentage
Directors and Officers
Marcus LaMarr Allen	32,558		*
Anthony J. Buzzelli	39,519		*
Tara Charnes**	14,074	(2)	*
Michael Crawford	89,592		1.3%
David Dennis	37,634		*
Lisa Gould	4,471	(3)	*
Anne Graffice	8,600		*
Karl L. Holz	38,820	(4)	*
Stuart Lichter	13,593,978	(5)	72.3%
Mary Owen	36,635		*
Kimberly K. Schaefer	41,657	(6)	*
John Van Buiten	1,454		*
All current directors and executive officers as a group (12 individuals)	13,938,992		74.1%

Greater than 5% Stockholders
HOF Village, LLC	840,168	(7)(8)	12.3%
CH Capital Lending, LLC	11,856,828	(9)	66.6%
IRG Canton Village Member, LLC	840,168	(10)	12.3%
IRG Canton Village Manager, LLC	840,168	(10)	12.3%
Industrial Realty Group, LLC	459,534	(11)	6.4%
Midwest Lender Fund, LLC	405,294	(12)	5.7%

*	Less than 1%.

**	Ms. Charnes resigned from the office of General Counsel and Corporate Secretary, effective August 31, 2024.

(1)	Unless otherwise noted, the business address of each of those listed in the table is 2014 Champions Gateway, Canton, OH 44708.

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

(3)	Ms. Gould beneficially owns 318 shares of Common Stock issuable upon the exercise of 7,000 Series B warrants she holds with an exercise price of $30.81 per share. The Series B warrants are exercisable within 60 days. For purposes of calculating her percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable to Ms. Gould upon the exercise of the Series B warrants.

(4)	Mr. Holz beneficially owns 113 shares of Common Stock issuable upon the exercise of 2,500 warrants he holds with an exercise price of $30.81 per share. The warrants are exercisable within 60 days. For purposes of calculating his percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable to Mr. Holz upon the exercise of the warrants.

(5)	Mr. Lichter beneficially owns 9,090 shares of Common Stock and 4,543 shares of Common Stock issuable upon the exercise of 100,000 Series B warrants he holds with an exercise price of $30.81 per share. The Series B warrants are exercisable within 60 days. Mr. Lichter may be deemed to beneficially own (a) 751,168 shares of Common Stock through his indirect ownership of membership interests in CH Capital Lending, LLC, (b) 15,950 shares of Common Stock through his indirect ownership of membership interests in IRG, LLC, (c) 5,681 shares of Common Stock through his beneficial ownership of membership interests in Midwest Lender Fund, LLC, (d) 455,867 shares of Common Stock issuable to CH Capital Lending, LLC upon the exercise of Series C warrants with an exercise price of $12.77 per share, (e) 111,321 shares of Common Stock issuable to CH Capital Lending, LLC upon the exercise of Series D warrants with an exercise price of $12.77 per share, (f) 45,419 shares of Common Stock issuable to CH Capital Lending, LLC upon the exercise of Series E warrants with an exercise price of $12.77 per share, (g) 454,407 shares of Common Stock issuable to CH Capital Lending, LLC upon conversion of 15,000 shares of Series C Preferred Stock with a conversion price of $33.01 per share, (h) 4,448,127 shares of Common Stock issuable to CH Capital Lending, LLC upon conversion of a term loan with a principal balance of $16,191,184 as of 12/31/2024 with a conversion price of $3.64 per share, (i) 3,140,983 shares of Common Stock issuable to CH Capital Lending, LLC upon conversion of a term loan with a principal balance of $11,433,179 as of 12/31/2024 with a conversion price of $3.64 per share, (j) 1,033,900 shares of Common Stock issuable to CH Capital Lending, LLC upon conversion of a bridge loan with a principal balance of $13,202,903 as of 12/31/2024 with a conversion price of $12.77 per share, (k) 420,875 shares of Common Stock issuable to IRG, LLC upon the conversion of a promissory note with a principal balance of $5,374,579 as of 12/31/2024 with a conversion price of $12.77 per share, (l) 22,709 shares of Common Stock issuable to IRG, LLC upon the exercise of Series E warrants with an exercise price of $12.77 per share, (m) 5,677 shares of Common Stock issuable to Midwest Lender Fund, LLC upon the exercise of Series G warrants with an exercise price of $12.77 per share, (n) 92,432 shares of Common Stock issuable to CH Capital Lending, LLC upon conversion of a convertible note with a principal balance of $14,037,115 as of 12/31/2024 with a conversion rate of 6.5849 shares of Common Stock per $1,000 principal amount, (o) 18,521 shares of Common Stock through his indirect control over American Capital Center, LLC, (p) 393,935 shares of Common Stock issuable to Midwest Lender Fund, LLC upon conversion of a convertible note with a principal balance of $5,030,559 as of 12/31/2024 and with a conversion price of $12.77 per share, (q) 900,283 shares of Common Stock issuable to CH Capital Lending, LLC upon the conversion of a promissory note with an outstanding amount of $11,496,624 as of 1/15/2025 with a conversion price of $12.77 per share, and (r) 422,921 shares of Common Stock issuable to CH Capital Lending, LLC upon the conversion of a promissory note with an outstanding amount of $5,400,706 as of 1/15/2025 with a conversion price of $12.77 per share. The convertible notes, the Series C Preferred Stock, the term loans and the bridge loan are convertible, and the warrants are exercisable within 60 days. Mr. Lichter may also be deemed to beneficially own 683,083 shares of Common Stock through his indirect ownership interest in IRG Canton Village Member, LLC, which in turn owns approximately a 76.8% interest in HOF Village, LLC. HOF Village, LLC owns 683,083 shares of Common Stock. He may also be deemed to beneficially own 157,086 shares of Common Stock issuable upon the exercise of 2,432,500 Series A warrants held by HOF Village, LLC with an exercise price of $253.11 per share. The Series A warrants are exercisable within 60 days. Mr. Lichter disclaims beneficial ownership of all shares held by IRG Canton Village Member, LLC, CH Capital Lending, LLC, IRG, LLC, Midwest Lender Fund, LLC, American Capital Center, LLC, and IRG Canton Village Manager, LLC, except to the extent of any actual pecuniary interest. For purposes of calculating his percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable upon the Series B warrants to Mr. Lichter, upon the Series C, Series D and Series E warrants to CH Capital Lending, LLC, upon the Series C Preferred Stock to CH Capital Lending, LLC, upon the term loans to CH Capital Lending, LLC, upon the bridge loan to CH Capital Lending, LLC, upon the Series G warrants to Midwest Lender Fund, LLC, upon the Series A warrants to HOF Village, LLC, upon the convertible note to CH Capital Lending, LLC, upon the convertible notes to IRG, LLC, and upon the Series G warrants to Midwest Lender Fund, LLC.

(6)	Ms. Schaefer beneficially owns 1,250 shares of Common Stock issuable upon the exercise of 27,500 warrants she holds with an exercise price of $30.81 per share. The warrants are exercisable within 60 days. For purposes of calculating her percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable to Ms. Schaefer upon the exercise of the warrants.

(7)	HOF Village, LLC beneficially owns 683,083 shares of Common Stock. It also beneficially owns 157,085 shares of Common Stock issuable upon the exercise of 2,432,500 warrants held by HOF Village, LLC with an exercise price of $253.11 per share. The warrants are exercisable within 60 days. For purposes of calculating its percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable to HOF Village, LLC upon the exercise of the warrants.

(8)	HOF Village, LLC, National Football Museum, Inc. d/b/a Pro Football Hall of Fame and Gordon Pointe Management, LLC are parties to a director nominating agreement. See the discussion under “Certain Relationships and Related Party Transactions – Director Nominating Agreement” in this Form 10-K/A. As a result of these relationships, these persons may be deemed to be a group for purposes of Section 13(d) of the Exchange Act and therefore may be deemed to beneficially own 850,348 shares of Common Stock (exclusive of warrants and convertible notes), or approximately 13.0% of the Common Stock outstanding. Taking into account the warrants and convertible notes, they may be deemed to collectively beneficially own 1,010,725 shares of Common Stock, or 15.0% of the Common Stock outstanding after the exercise of the warrants and the conversion of the convertible notes.

(9)	CH Capital Lending, LLC beneficially owns (a) 751,168 shares of Common Stock, (b) 455,867 shares of Common Stock issuable to it upon the exercise of Series C warrants with an exercise price of $12.77 per share, (c) 111,321 shares of Common Stock issuable to it upon the exercise of Series D warrants with an exercise price of $12.77 per share, (d) 45,419 shares of Common Stock issuable to it upon the exercise of Series E warrants with an exercise price of $12.77 per share, (e) 454,407 shares of Common Stock issuable to it upon conversion of 15,000 shares of Series C Preferred Stock with a conversion price of $33.01 per share, (f) 4,448,127 shares of Common Stock issuable to it upon conversion of a term loan with a principal balance of $16,191,184 as of 12/31/2024 with a conversion price of $3.64 per share, (g) 3,140,983 shares of Common Stock issuable to it upon conversion of a term loan with a principal balance of $11,433,179 as of 12/31/2024 with a conversion price of $3.64 per share, (h) 1,033,900 shares of Common Stock issuable to it upon conversion of a bridge loan with a principal balance of $13,202,903 as of 12/31/2024 with a conversion price of $12.77 per share, (i) 92,432 shares of Common Stock issuable to it upon conversion of a convertible note with a principal balance of $14,037,115 as of 12/31/2024 with a conversion rate of 6.5849 shares of Common Stock per $1,000 principal amount, (j) 900,283 shares of Common Stock issuable to it upon the conversion of a promissory note with an outstanding amount of $11,496,624 as of 1/15/2025 with a conversion price of $12.77 per share, and (k) 422,921 shares of Common Stock issuable to it upon the conversion of a promissory note with an outstanding amount of $5,400,706 as of 1/15/2025 with a conversion price of $12.77 per share. The convertible notes, the Series C Preferred Stock, the term loans and the bridge loan are convertible and the warrants are exercisable within 60 days. For purposes of calculating its percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable upon the exercise of the warrants and the conversion of the convertible notes, the Series C Preferred Stock, the term loan, and the bridge loan. The business address of CH Capital Lending, LLC is 11111 Santa Monica Boulevard, Suite 800, Los Angeles, CA 90025.

(10)	Each of IRG Canton Village Member, LLC and IRG Canton Village Manager, LLC may be deemed to beneficially own 683,083 shares of Common Stock held by HOF Village, LLC through the former’s indirect (approximately 74.9%) ownership interest therein and the latter’s role as manager of it. For similar reasons, each may also be deemed to beneficially own 223,271 shares of Common Stock issuable upon the exercise of 2,432,500 Series A warrants held by HOF Village, LLC with an exercise price of $253.11 per share. The warrants are exercisable within 60 days. Each of IRG Canton Village Member, LLC and IRG Canton Village Manager, LLC disclaims beneficial ownership of all shares held by HOF Village, LLC, except to the extent of any actual pecuniary interest. For purposes of calculating their percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable upon the exercise of the warrants. The business address of IRG Canton Village Member, LLC and IRG Canton Village Manager, LLC is 11111 Santa Monica Boulevard, Suite 800, Los Angeles, CA 90025.

(11)	IRG, LLC beneficially owns (a) 15,950 shares of Common Stock, (b) 420,875 shares of Common Stock issuable to it upon the conversion of a promissory note with a principal balance of $5,374,579 as of 12/31/2024 with a conversion price of $12.77 per share, and (c) 22,709 shares of Common Stock issuable to it upon the exercise of Series E warrants with an exercise price of $12.77 per share. The convertible note and the warrants are exercisable within 60 days. For purposes of calculating its percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable upon the exercise of the warrants and the conversion of the convertible note. The business address of IRG, LLC is 11111 Santa Monica Boulevard, Suite 800, Los Angeles, CA 90025.

(12)	Midwest Lender Fund, LLC beneficially owns 5,681 shares of Common Stock. It also beneficially owns 15,677 shares of Common Stock issuable upon the exercise of Series G warrants with an exercise price of $12.77 per share, and 393,935 shares of Common Stock issuable upon conversion of a convertible note with a principal balance of $5,030,559 as of 12/31/2024 and with a conversion price of $12.77 per share. The warrants are exercisable within 60 days. For purposes of calculating its percentage ownership, the shares outstanding of the Company include the shares of Common Stock issuable to Midwest Lender Fund, LLC upon the exercise of the warrants and conversion of the convertible note.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(3)	152,151		$—	253,057
Equity compensation plans not approved by security holders	27,937	(4)	$—	89,748	(5)
Total	180,088		$—	342,805

(1)	Represents the number of underlying shares of Common Stock associated with outstanding unvested restricted stock units, as of December 31, 2024.

(2)	Weighted-average exercise price excludes outstanding restricted stock units that can be exercised for no consideration.

(3)	There is one equity compensation plan approved by stockholders, the Company’s 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”).

(4)	Represents grants of restricted stock units as an inducement material to an individual’s entering into employment with the Company, pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules (each grant, an “Inducement Grant”). Of the 27,937 unvested Inducement Grants, as of December 31, 2024: (i) 19,838 Inducement Grants were granted under the Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (the “2023 Inducement Plan”), and (ii) 8,099 Inducement Grants were not made under any plan before the Company adopted the 2023 Inducement Plan, but are subject to substantially the same terms and conditions as the 2020 Omnibus Plan, excluding the maximum number of shares of Common Stock that will be available for issuance under the 2020 Omnibus Plan. A summary of the 2020 Omnibus Plan is incorporated by reference to Appendix A to the Company’s definitive proxy statement filed on April 25, 2023 with the Securities and Exchange Commission.

(5)	Represents shares of Common Stock remaining available for future issuance under the 2023 Inducement Plan, excluding shares of Common Stock associated with outstanding unvested restricted stock units granted under the 2023 Inducement Plan, as of December 31, 2024.

Hall of Fame Resort & Entertainment Company 2023 Inducement Plan

On January 24, 2023 (the “Effective Date of the Inducement Plan”), the Company’s Board of Directors, following approval and recommendation of the Company’s Compensation Committee, adopted the 2023 Inducement Plan. The 2023 Inducement Plan provides for the issuance of equity incentive awards, such as restricted stock units and restricted stock, as an inducement to accept employment with the Company in order to attract and retain qualified personnel and align their interests with those of the Company’s stockholders in compliance with Nasdaq Listing Rule 5635(c)(4). Under the 2023 Inducement Plan, the aggregate number of shares of Common Stock which may be issued or transferred pursuant to awards covered by the 2023 Inducement Plan (including Existing Inducement Awards) is 110,000. “Existing Inducement Award” means a restricted stock unit award granted prior to the Effective Date of the Inducement Plan under Nasdaq Listing Rule 5635(c)(4) not pursuant to any plan of the Company that the award recipient and the Company have agreed to make subject to the terms and conditions of, and governed by, the 2023 Inducement Plan, as if granted under the Inducement Plan.

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

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis during the year ended December 31, 2024, except that Mr. Lichter did not timely report four transactions that were attributable to various loan amendments and assignments. All of the transactions were subsequently reported.

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

The disclosure below covers related party transactions that have occurred or are continuing since January 1, 2023.

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

Related Person Transactions with PFHOF

PFHOF is a distinct entity from us but serves as a significant stockholder and aligned partner. While PFHOF currently beneficially owns approximately 1.6% of the Company’s outstanding Common Stock, the Company is neither a subsidiary of nor controlled by PFHOF. The Pro Football Hall of Fame, which is owned and operated by PFHOF and not the Company, is a 501(c)(3) not-for-profit educational institution that focuses on the education, promotion, preservation and honoring of the individuals and moments that shaped professional football’s history. In addition to the Director Nominating Agreement described above, we have entered into multiple additional ongoing agreements with PFHOF and occasionally enter into additional transactions. PFHOF is a related person because it was a security holder covered by item 403(b) of Regulation S-K at the time of transactions to which it is a party described below.

Global License Agreement with PFHOF

Effective April 8, 2022, Newco and PFHOF entered into a Global License Agreement. The Global License Agreement consolidates and replaces the previous First Amended and Restated License Agreement, the Amended and Restated Media License Agreement, and the Branding Agreement discussed above. The Global License Agreement sets forth the terms under which PFHOF licenses certain marks and works to Newco and its affiliates to exploit existing PFHOF works and to create new works. The Global License Agreement grants Newco and its affiliates an exclusive right and license to use the PFHOF marks in conjunction with theme-based entertainment and attractions within the City of Canton, Ohio; youth sports programs, subject to certain exclusions; e-gaming and video games; and sports betting. The Global License Agreement also grants Newco and its affiliates a non-exclusive license to use the PFHOF marks and works in other areas of use, with a right of first refusal, subject to specified exclusions. The Global License Agreement acknowledges the existence of agreements in effect between PFHOF and certain third parties that provide for certain restrictions on the rights of PFHOF, which affects the rights that can be granted to Newco and its affiliates. These restrictions include, but are not limited to, such third parties having co-exclusive rights to exploit content based on the PFHOF Enshrinement ceremonies and other Enshrinement events. The Global License Agreement requires Newco to pay PFHOF an annual license fee of $900,000 in the first contract year, inclusive of calendar years 2021 and 2022; an annual license fee of $600,000 in each of contract years three through six; and an annual license fee of $750,000 per year starting in contract year seven through the end of the initial term. The Global License Agreement also provides for an additional license royalty payment for certain usage above specified financial thresholds, as well as a commitment to support PFHOF museum attendance through Newco’s and its affiliates’ ticket sales for certain concerts and youth sports tournaments. The Global License Agreement has an initial term through December 31, 2036 (subject to earlier termination for material breach), subject to automatic renewal for successive five-year terms, unless timely notice of non-renewal is provided by either party.

Retail Merchandise Agreement

Newco, as assignee of HOF Village, and PFHOF are parties to a Retail Merchandise Agreement that was entered into in December 2018. Under the Retail Merchandise Agreement, PFHOF agrees to operate onsite retail services at certain locations within the Hall of Fame Village complex, subject to certain performance targets and product requirements. In exchange for these services, Newco will pay PFHOF recurring royalty payments on a monthly basis representing a certain percentage of gross sales. The Retail Merchandise Agreement was approved by unanimous consent of HOF Village’s Board of Directors prior to the Business Combination, when HOF Village assigned the agreement to Newco. The Retail Merchandise Agreement was amended and restated on June 30, 2020, prior to the closing of the Business Combination.

2020 Shared Services Agreement

On June 30, 2020, HOF Village entered into a Shared Services Agreement with PFHOF, which we refer to as the 2020 Shared Services Agreement. Under the agreement, PFHOF and HOF Village mutually reduced certain outstanding amounts owed between the parties, with PFHOF forgiving $5.15 million owed by HOF Village and HOF Village forgiving $1.2 million owed by PFHOF, which effectively resulted in no outstanding amounts owed between the parties as of March 31, 2020. Additionally, the parties agreed to coordinate with each other on certain business services and expenses. The 2020 Shared Services Agreement was approved by unanimous consent of HOF Village’s Board of Directors prior to the Business Combination. The 2020 Shared Services Agreement has an initial term of one year, subject to automatic renewal for successive one-year terms; however, it may be terminated by either party upon 90 days’ written notice, by mutual agreement, or by either party for failure by the other party to timely pay expenses. HOF Village assigned the 2020 Shared Services Agreement to Newco in connection with the Business Combination.

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

Related Person Transactions with IRG

Industrial Realty Group, LLC (“IRG”), together with its subsidiaries and affiliates, is a significant stockholder and aligned partner. IRG is a nationwide real estate development and investment firm specializing in the acquisition, development and management of commercial and industrial real estate throughout the United States. Our director, Stuart Lichter, is President and Chairman of the Board of IRG. We have entered into certain ongoing agreements with IRG and/or its affiliates and benefit from financial support provided by IRG and/or its affiliates. IRG is a related person because it is a security holder covered by item 403(a) of Regulation S-K.

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

2020 Term Loan Agreement

CH Capital Lending, LLC, an affiliate of our director Stuart Lichter, is the lender under our Term Loan Agreement, dated December 1, 2020 (the “2020 Term Loan Agreement”), among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and Aquarian Credit Funding LLC (i) as amended by Amendment Number 1 to Term Loan Agreement dated January 28, 2021, Amendment Number 2 to Term Loan Agreement dated February 15, 2021, Amendment Number 3 to Term Loan Agreement dated August 30, 2021, Amendment Number 4 to Term Loan Agreement dated August 30, 2021, and Amendment Number 5 to Term Loan Agreement dated December 15, 2021, (ii) as assigned to Administrative Agent and Lender pursuant to that certain Assignment of Loan and Loan Documents, dated March 1, 2022, by and among Aquarian Credit Funding LLC, as the previous Administrative Agent, Investors Heritage Life Insurance Company, as the previous Lender, and CH Capital Lending, LLC, as the new Administrative Agent and the new Lender, (iii) as affected by that certain Assumption and Joinder Agreement to Loan Agreement, dated as of March 1, 2022, executed and delivered by HOFV Youth Fields to Administrative Agent, and (iv) as further amended by Amendment Number 6 to Term Loan Agreement dated March 1, 2022, Amendment Number 7 to Term Loan Agreement dated July 31, 2022, Amendment Number 8 to Term Loan Agreement dated November 7, 2022, as modified by that certain Modification Agreement effective as of October 6, 2023, Amendment Number 9 to Term Loan Agreement dated December 8, 2023, and Amendment Number 10 to Term Loan Agreement dated January 11, 2024, Omnibus Release of Youth Fields Borrower from Certain Debt Instruments, dated as of January 11, 2024, by CH Capital Lending, LLC, IRG, LLC, JKP Financial, LLC, and/or Midwest Lender Fund, LLC, in favor of HOF Village Youth Fields, LLC, Amendment Number 11 to Term Loan Agreement dated January 17, 2024, Amendment Number 12 to Term Loan Agreement dated February 1, 2024, and Amendment Number 13 to Term Loan Agreement dated February 28, 2024.

The principal outstanding under the 2020 Term Loan Agreement at December 31, 2024, is $16,191,814. The interest rate at 12.5% per annum, of which 8% per annum is payable monthly and 4.5% per annum accumulates and is payable on the maturity date. The principal and accumulated and unpaid interest under the Term Loan is convertible into shares of Common Stock at a conversion price of $12.77 per share of Common Stock. The obligations under the 2020 Term Loan Agreement are cross-collateralized with the obligations under the Amended Bridge Loan Note, the Amended IRG Note, the Amended Second JKP Note, the Backup First JKP Note and the Backup MLF Note (as such terms are defined below).

The largest principal amount outstanding under the 2020 Term Loan Agreement since January 1, 2024, and the amount outstanding as of February 28, 2025, is $16,528,245. The largest principal amount outstanding for fiscal year 2023 was $14,278,565. Principal and interest paid, as applicable, from January 1, 2024, through February 28, 2025, was $0 and $0, respectively. Principal and interest paid, as applicable, during fiscal year 2023 was $0 and $0, respectively.

2022 Term Loan Agreement

HOF Village Retail I, LLC and HOF Village Retail II, LLC (collectively, “Retail”), which are wholly-owned subsidiaries of the Company, and The Huntington National Bank (“HNB”) entered into the Loan Agreement dated September 27, 2022 (the “2022 Term Loan Agreement”), pursuant to which HNB agreed to loan up to $10 million to Retail for the purpose of financing improvements to two leasehold parcels of real property in Hall of Fame Village.

On September 21, 2023, CHCL, an affiliate of our director Stuart Lichter, succeeded to the rights and obligations of HNB under the 2022 Term Loan Agreement pursuant to the Assignment of Note, Security Instrument and Other Loan Documents. Also, on September 21, 2023, the Company and Retail (together, the “2022 Term Loan Borrower”) and CHCL entered into the Joinder and First Amendment to 2022 Term Loan Agreement (“First Joinder and Amendment”), pursuant to which (i) the Company becomes a borrower under the 2022 Term Loan Agreement; (ii) the 2022 Term Loan Agreement is amended to provide that 2022 Term Loan Borrower will have the right to use up to $2 million of the loan proceeds for the purpose of paying the costs of construction of the Hall of Fame Village Waterpark which will be owned by the Company or its affiliates or subsidiaries (the “Permitted Purpose”); provided, that in the event 2022 Term Loan Borrower desires to use more than $2 million for the Permitted Purpose, 2022 Term Loan Borrower must obtain the written consent of CHCL; and (iii) the 2022 Term Loan Agreement is amended to provide that so long as loan proceeds are used solely for the Permitted Purpose, CHCL waives conditions to loan funding up to the amount of $2 million, with any future waiver of conditions to additional loan funding subject to the written consent of CHCL.

On October 6, 2023, the Company and Retail and CHCL, an affiliate of our director Stuart Lichter, entered into the Second Amendment to 2022 Term Loan Agreement (“Second Amendment”), pursuant to which (i) no interest or principal shall be due and payable from the effective date through the initial maturity date and all interest that accrues during the deferral period shall accrue at the non-default rate and be added to the outstanding principal balance of the loan; (ii) the 2022 Term Loan Agreement was amended to provide that the 2022 Term Loan Borrower will have the right to use up to $4 million of the loan proceeds for the Permitted Purpose provided, that in the event 2022 Term Loan Borrower desires to use more than $4 million for the Permitted Purpose, 2022 Term Loan Borrower must obtain the written consent of CHCL; and (iii) the 2022 Term Loan Agreement was amended to provide that so long as loan proceeds are used solely for the Permitted Purpose, CHCL waives conditions to loan funding up to the amount of $4,000,000, with any future waiver of conditions to additional loan funding subject to the written consent of CHCL.

On October 16, 2023, the Company and Retail and CHCL, an affiliate of our director Stuart Lichter, entered into the Third Amendment to 2022 Term Loan Agreement (“Third Amendment”), pursuant to which the 2022 Term Loan Agreement, which provides for the Company to borrow up to $10 million, is amended to provide that the 2022 Term Loan Borrower will (i) have the right to use up to $6 million of the loan proceeds for the Permitted Purpose; provided, that in the event 2022 Term Loan Borrower desires to use more than $6 million for the Permitted Purpose, 2022 Term Loan Borrower must obtain the written consent of CHCL; and (ii) the 2022 Term Loan Agreement is amended to provide that so long as loan proceeds are used solely for the Permitted Purpose, CHCL waives conditions to loan funding up to the amount of $6,000,000, with any future waiver of conditions to additional loan funding subject to the written consent of CHCL. The effect of the Third Amendment is to permit the Company to draw an additional $2 million under the $10 million 2022 Term Loan Agreement for the Permitted Purpose.

On November 21, 2023, the Company and Retail and CHCL, an affiliate of our director Stuart Lichter, entered into the Fourth Amendment to 2022 Term Loan Agreement (“Fourth Amendment”), pursuant to which the 2022 Term Loan Agreement, which provides for the Company to borrow up to $10 million, is amended to provide that, among other things, the collateral will include the rights of the Company and its affiliates and subsidiaries in and to (a) any judgment obtained by or granted to them against Johnson Controls International PLC and/or its subsidiaries (collectively, “Johnson Controls”), (b) any settlement proceeds received or to be received by them from Johnson Controls, and (c) the proceeds arising out of any of the foregoing (collectively, the “JCI Funds”).

On December 8, 2023, the Company and Retail entered into a First Amended and Restated Promissory Note (“First A&R Promissory Note”) with CHCL, an affiliate of our director Stuart Lichter. The First A&R Promissory Note was entered to (i) set the interest rate at 12.5% per annum, compounded monthly, rather than the original variable rate, and PIK interest will continue through the maturity date; (ii) modifies the payment terms and maturity date to state interest is due and payable with the entire outstanding principal balance together with accrued unpaid interest on December 4, 2024 (the “Initial Maturity Date”), and if the borrower elects and qualifies for the Extension Option, the unpaid principal balance and all accrued and unpaid interest or other charges will be due on December 4, 2027 (the “Extended Maturity Date”); and (iii) adds a right to convert the Note into shares of common stock, par value $0.0001 per share (“Common Stock”), of the Company at an initial conversion price equal to $3.64.

On December 8, 2023, the Company and Retail entered into the Fifth Amendment to 2022 Term Loan Agreement (“Fifth Amendment”) with CHCL, an affiliate of our director Stuart Lichter. The Fifth Amendment was entered to (i) modify the rate of interest to 12.5% per annum, compounded monthly; (ii) increase the ability of Retail to use the full amount of the loan proceeds, up to $10 million, to pay costs of construction of the Hall of Fame Village Waterpark (the “Permitted Purpose”). An effect of the Fifth Amendment is to permit the Company to draw an additional $4 million under the $10 million 2022 Term Loan Agreement for the Permitted Purpose.

The largest principal amount outstanding under the 2022 Term Loan Agreement since January 1, 2024, and the amount outstanding as of February 28, 2025, is $11,794,197. The largest principal amount outstanding for fiscal year 2023 was $10,183,932. Principal and interest paid, as applicable, from January 1, 2024, through February 28, 2025, was $0 and $0, respectively. Principal and interest paid, as applicable, during fiscal year 2023 was $0 and $0, respectively.

Amended Bridge Loan Note

Effective November 7, 2022, the Company and its subsidiaries Newco and Youth Fields entered into the $10,504,940.89 principal amount Joinder and First Amended and Restated Secured Cognovit Promissory Note with CHCL (as amended, the “Amended Bridge Loan Note”), reflecting a loan from CHCL to the Company (the “Bridge Loan”), which amends and restates the Cognovit Promissory Note, dated as of June 16, 2022, in the original principal amount of $10,500,000, executed and delivered by the Company and its subsidiaries Village Retail I, LLC (“HOFV Retail I”) and HOF Village Retail II, LLC (“HOFV Retail II”) to CHCL (the “Original Bridge Loan Note”). Under the Amended Bridge Loan Note: (i) HOFV Retail I and HOFV Retail II were released from their obligations under the Original Bridge Loan Note; (ii) the Bridge Loan interest rate increased from 12% to 12.5%, of which 8% per annum is payable monthly and 4.5% per annum accumulates and is payable on the maturity date; (iii) the Company issued to CHCL an additional 17,723 restricted shares of Common Stock (giving effect to the Reverse Stock Split) on or about December 22, 2022; (iv) the principal and accrued interest were made convertible into shares of Common Stock at a conversion price of $12.77 per share of Common Stock (giving effect to the Reverse Stock Split), subject to adjustment, including a weighted-average antidilution adjustment; (v) the Company agreed to amend and restate, effective November 7, 2022, the Series C Common Stock Purchase Warrant (Certificate No. No. 2020 W-1) originally issued by the Company to CHCL on or about December 29, 2020 (as amended, the “Amended Series C Warrant”), as described below; (vi) the Company agreed to amend and restate, effective November 7, 2022, the Series D Common Stock Purchase Warrant (Certificate No. Series D No. W-1) originally issued by the Company to CHCL on or about June 4, 2021 (as amended, the “Amended Series D Warrant”), as describe below; (vii) the Company was given an option to extend the maturity date form March 31, 2024 to March 31, 2025 upon payment to CHCL of an extension fee equal to one percent (1%) of the outstanding principal balance of the Term Loan; and (viii) the obligations under the Amended Bridge Loan Note are cross-collateralized with the obligations under the Term Loan Agreement, the Amended IRG Note, the Amended Second JKP Note, the Backup First JKP Note and the Backup MLF Note.

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

The largest principal amount outstanding under the Amended Bridge Loan Note since January 1, 2024, and the amount outstanding as of February 28, 2025, is $13,474,936. The largest principal amount outstanding for fiscal year 2023 was $11,518,761. Principal and interest paid, as applicable, from January 1, 2024, through February 28, 2025, was $0 and $0, respectively. Principal and interest paid, as applicable, during fiscal year 2023 was $0 and $0, respectively.

Amended IRG Note

Effective November 7, 2022, the Company and its subsidiaries Newco and Youth Fields entered into the $4,273,543.46 principal amount Joinder and Second Amended and Restated Secured Cognovit Promissory Note with IRG, LLC (as amended, the “Amended IRG Note”), which amends and restates the First Amended and Restated Promissory Note, dated March 1, 2022, issued by the Company to IRG, LLC. Under the Amended IRG Note: (i) the interest rate increased from 8% to 12.5%, of which 8% per annum is payable monthly and 4.5% per annum accumulates and is payable on the maturity date; (ii) the Company issued to IRG, LLC an additional 10,268 restricted shares of Common Stock (giving effect to the Reverse Stock Split) on or about December 22, 2022; (iii) the price at which the principal and accumulated and unpaid interest under the Amended IRG Note is convertible into shares of Common Stock is reset to $12.77 per share of Common Stock (giving effect to the Reverse Stock Split), subject to adjustment, including a weighted-average antidilution adjustment; (iv) the Company agreed to amend and restate, effective November 7, 2022, the Series E Common Stock Purchase Warrant (Certificate No. Series E No. W-2) issued by the Company to CHCL on or about March 1, 2022 (as amended, the “IRG Warrant”), as described below; (vi) the Company was given an option to extend the maturity date form March 31, 2024 to March 31, 2025 upon payment to IRG, LLC of an extension fee equal to one percent (1%) of the outstanding principal balance of the Amended IRG Note; and (vii) the obligations under the Amended IRG Note are cross-collateralized with the obligations under the Amended Bridge Loan Note, the Term Loan Agreement, the Amended Second JKP Note, the Backup First JKP Note and the Backup MLF Note.

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

The largest principal amount outstanding under the Amended IRG Note since January 1, 2024, and the amount outstanding as of February 28, 2025, is $5,485,246. The largest principal amount outstanding for fiscal year 2023 was $4,689,449. Principal and interest paid, as applicable, from January 1, 2024, through February 28, 2025, was $0 and $0, respectively. Principal and interest paid, as applicable, during fiscal year 2023 was $0 and $0, respectively.

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

The largest principal amount outstanding under the Backup MLF Note since January 1, 2024, and the amount outstanding as of February 28, 2025, is $5,134,143. The largest principal amount outstanding for fiscal year 2023 was $4,389,284. Principal and interest paid, as applicable, from January 1, 2024, through February 28, 2025, was $0 and $0, respectively. Principal and interest paid, as applicable, during fiscal year 2023 was $0 and $0, respectively.

Private Placement of Series C Preferred Stock in Exchange for Series B Preferred Stock

On March 28, 2022, in accordance with the previously announced Amendment Number 6 to Term Loan Agreement by and among the Company and certain of its subsidiaries, as borrowers, and CHCL, as administrative agent and lender, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with CHCL, pursuant to which the Company exchanged in a private placement (the “Private Placement”) each share of the Company’s 7.00% Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), that is held by CHCL for one share of the Company’s 7.00% Series C Convertible Preferred Stock, par value $0.0001 per share (“Series C Preferred Stock”), resulting in the issuance of 15,000 shares of Series C Preferred Stock to CHCL. The Series C Preferred Stock is convertible into shares of Common Stock. The shares of Series B Preferred Stock exchanged, and the Series C Preferred Stock acquired, have an aggregate liquidation preference of $15 million plus any accrued but unpaid dividends to the date of payment. CHCL is controlled by our director, Stuart Lichter.

The Private Placement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. CHCL has represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the Series C Preferred Stock will be acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

The largest aggregate original issue date price outstanding since January 1, 2024, and the amount outstanding as of February 28, 2025, is $15,000,000. The largest aggregate original issue date price outstanding for fiscal year 2023 was $15,000,000. Dividends paid from January 1, 2024, through March 21, 2025, were $0. Dividends paid during fiscal year 2023 were $450,000.

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

The largest aggregate original issue date price outstanding since January 1, 2024, and the amount outstanding as of February 28, 2025, is $6,800,000. The largest aggregate original issue date price outstanding for fiscal year 2023 was $6,800,000. Dividends paid from January 1, 2024, through February, 2025, were $357,000. Dividends paid during fiscal year 2023 were $452,978.

Fourth Amendment to and Spreader of Open-End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing

On January 11, 2024, the Fourth Amendment and Spreader was entered to secure indebtedness to CHCL and amend and spread the maximum principal indebtedness to Lender to include principal amounts of all the secured instruments and reflect the total principal indebtedness shall not exceed $66,003,899, exclusive of interest, taxes, legal fees and costs advanced for preservation of the property.

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

Omnibus Extension of Certain IRG-Related Debt Instruments

On April 7, 2024, the Company and HOF Village Newco, LLC (collectively “Borrower”) entered into a formal omnibus extension of certain debt instruments, effective March 31, 2024, with CH Capital Lending, LLC, IRG, LLC, JKP Financial, LLC and Midwest Lender Fund, LLC (collectively “Lenders”). The impacted agreements, dated effective November 7, 2022, include the (i) Joinder and First Amended and Restated Secured Cognovit Promissory Note payable to CHCL; (ii) Second Amended and Restated Secured Promissory Note payable to CHCL; (iii) Joinder and Second Amended and Restated Secured Cognovit Promissory Note payable to IRG, LLC; (iv) Secured Cognovit Promissory Note payable to JKP Financial, LLC (v) Joinder and Second Amended and Restated Secured Cognovit Promissory Note payable to JKP Financial, LLC; and (vi) Secured Cognovit Promissory Note payable to Midwest Lender Fund, LLC. Stuart Lichter, a director of the Company, is President of IRG, LLC and Midwest Lender Fund, LLC and a director of CHCL.

MKG DoubleTree Loan – Payment Guaranty

HOF Village Hotel II, LLC, a subsidiary of the Company, is party to a construction loan agreement, dated September 14, 2020 (as amended, the “MKG DoubleTree Loan Agreement”), with ErieBank, as amended by (i) First Amendment to Loan Documents, dated March 1, 2022, between HOF Village Hotel II, LLC, as borrower, and ErieBank, as lender, and Stuart Lichter, as guarantor; (ii) Second Amendment to Loan Documents, dated September 13, 2023, between HOF Village Hotel II, LLC, as borrower, and ErieBank, as lender, and Stuart Lichter, as guarantor; and (iii) Third Amendment to Loan Documents, dated October 10, 2023, between HOF Village Hotel II, LLC, as borrower, and ErieBank, as lender, and Stuart Lichter, as guarantor. HOF Village Hotel II, LLC’s obligations under the MKG DoubleTree Loan Agreement are secured by an Open-End Mortgage (Fee Simple and Leasehold), Assignment of Leases and Rents, and Security Agreement dated September 14, 2020, encumbering the hotel real property.

The principal amount outstanding on December 31, 2024 under the MKG DoubleTree Loan Agreement is $11,000,000. The loan bears interest at 10% per annum. The maturity date of the loan is September 13, 2028.

HOF Village Hotel II, LLC’s obligations under the MKG DoubleTree Loan Agreement are guaranteed by Stuart Lichter, our director, pursuant to a Guaranty of Payment dated September 14, 2020 (together with any amendments or modifications thereto, the “Payment Guaranty”).

The largest principal amount outstanding under the MKG DoubleTree Loan Agreement since January 1, 2024, and the amount outstanding as of February 28, 2025, is $11,000,000. The largest principal amount outstanding for fiscal year 2023 was $11,000,000. Principal and interest paid, as applicable, from January 1, 2024, through February 28, 2025, was $161,235 and $1,104,699, respectively. Principal and interest paid, as applicable, during fiscal year 2023 was $0 and $1,293,311, respectively.

Constellation Efficiency Made Easy (“EME”) Financing - Indemnity

On June 17, 2024, HOF Village Waterpark, LLC (“HOFV Waterpark”), a limited liability company and indirect wholly-owned subsidiary of the Company entered into a Customer Contract for EME Express Services Equipment Program (“Customer Contract”) with Constellation NewEnergy, Inc. (“Constellation”).

Pursuant to the Customer Contract, HOFV Waterpark secured $9,900,000.00 in financing from Constellation through its Efficiency Made Easy (“EME”) program to implement energy efficient measures to finance construction of the waterpark as part of Phase II development. In conjunction with the Customer Contract, Welty Building Construction, Ltd. (“Welty”) agreed to sell and deliver certain materials and equipment purchased by HOF Village Waterpark. In addition, Welty will act as HOFV Waterpark’s agent pursuant to an Agency Agreement (“Agency Agreement”) and will hold the funds in escrow and facilitate compliance with the EME requirements in exchange for a success fee of one percent (1%) of the total of EME program funds. Constellation will invoice HOFV Waterpark in 60 monthly installments which will begin June of 2024 for $216,467.00 with a total cost to HOFV Waterpark of $12,988,020.00.

Pursuant to the Customer Contract, as security for repayment, HOFV Waterpark was required to secure a surety bond (“Guarantee Bond”). The Hanover Insurance Company, a corporation organized and existing under the laws of the State of New Hampshire (the “Surety”), provided a Guarantee Bond for the benefit of Constellation as adequate assurance of future performance in the amount of $9,900,000.00 with the penal sum stepping down annually provided no default has occurred.

The Hanover Insurance Company is indemnified by the Company, HOF Village Waterpark, LLC, Stuart Lichter, the CL 2019 Family Trust, and the Lichter 2019 Descendants Trust against any liability it may incur with respect to the Guarantee Bond. Mr. Lichter is a director of the Company.

The largest principal amount outstanding under this EME program since January 1, 2024, and the amount outstanding as of February 28, 2025, is $9,900,000. The largest principal amount outstanding for fiscal year 2023 was $0. Principal and interest paid, as applicable, from January 1, 2024, through February 28, 2025, was $1,155,836 and $792,367, respectively. Principal and interest paid, as applicable, during fiscal year 2023 was $0 and $0, respectively.

Tax Increment Financing (“TIF”) Revenue Bonds – Guaranty of Developer Shortfall Payments

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

 In connection with the issuance of the 2023 Bonds by the Port Authority, the Company transferred ownership of a portion of the roadway and related improvements within Hall of Fame Village grounds to the Port Authority. The Company maintains management rights and maintenance obligations with regard to such roadway pursuant to a Maintenance and Management Agreement among the Port Authority, the Company and the Company’s subsidiary, HOF Village Newco, LLC (“HOFV Newco”).

 The 2023 Bonds will be repaid by the Port Authority from statutory service payments in lieu of taxes paid by the Company in connection with the Company’s Stadium, Youth Fields, Center for Excellence, Center for Performance, Retail I property, Retail II property, Play Action Plaza and an interior private roadway, net of the portion payable to Canton City School District and Plain Local School District and net of administrative fees of Stark County and the City of Canton, and from minimum service payments levied against those parcels excluding the Stadium and Youth Fields. Net statutory service payments are assigned by the City of Canton to the Port Authority for payment of the 2023 Bonds pursuant to a Cooperative Agreement among the Port Authority, City of Canton, the Company and HOFV Newco, and then pledged by the Port Authority to the 2023 Bond Trustee for payment of the 2023 Bonds pursuant to a Trust Indenture between the Port Authority and the 2023 Bond Trustee. Minimum service payments are a lien on the parcels under certain TIF declarations and supplements thereto, and are paid by the Company to the 2023 Bond Trustee.

 The Company and HOFV Newco are required to make payments (“Developer Shortfall Payments”) to the extent the above described net statutory service payments and minimum service payments actually paid are not sufficient to pay the scheduled debt service on the 2023 Bonds, and entered into a guaranty of payment of minimum service payments under a Minimum Payment Guaranty until certain performance criteria (debt service coverage of 1.05x for the 2023 Bonds for three consecutive years) are met. In addition, a member of the Company’s board of directors, Stuart Lichter, individually and with his trust, guaranteed Developer Shortfall Payments until debt service coverage of 1.0x for the 2023 Bonds for three consecutive years are met.

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

The largest principal amount outstanding under the TIF since January 1, 2024, and the amount outstanding as of February 28, 2025, is $18,100,000. The largest principal amount outstanding for fiscal year 2023 was $18,100,000. Principal and interest paid, as applicable, from January 1, 2024, through February 28, 2025, was $50,000 and $1,204,688, respectively. Principal and interest paid, as applicable, during fiscal year 2023 was $0 and $1,102,933, respectively.

IRG Canton Village Member, LLC – Proposal

On September 27, 224, our Board of Directors received a preliminary, nonbinding proposal (“Proposed Transaction”) from IRG Canton Village Member (“Buyer”) related to a proposed acquisition of by a to-be-formed affiliate of Buyer of all the outstanding shares of Common Stock not owned by Buyer, its affiliated entities and any potential co-investors in Buyer or its affiliates. In response to the Proposed Transaction, the Company’s Board of Directors formed a special committee made up of independent, disinterested directors (the “Special Committee”) to evaluate the proposal. The Special Committee retained a financial advisor and legal counsel to assist in its ongoing review and evaluation of the proposal. There is no guarantee that any proposal made by IRG regarding a proposed transaction will be accepted by the Special Committee, that definitive documentation relating to any such transaction will be executed, or that a transaction will be consummated in accordance with that documentation, if at all. The Company and the Special Committee do not intend to comment on or disclose further developments regarding the Special Committee’s consideration of the Proposed Transaction unless and until it deems further disclosure is appropriate or required.

Note & Security Agreement – CHCL Bridge

On January 24, 2025, the Borrowers entered into a Second Amendment to Note and Security Agreement (“Second Amendment”), with CHCL. CHCL is an affiliate of Stuart Lichter, a director of the Company.

Pursuant to the Second Amendment, which modifies the previously disclosed Note and Security Agreement, dated November 14, 2024, as amended by the First Amendment, dated January 10, 2025, the parties agreed to: (i) modify the definition of “Facility Amount” in Section 1 of the original note to increase such amount from $2,000,000 to $4,150,000, which allows Borrowers to request up to an additional $2,150,000 loan for general corporate purposes, subject to certain restrictions; and (ii) amend the definition of “Maturity Date” to mean the earliest to occur of (a) closing of the proposal to take the Company private; (b) the termination date, as defined in any definitive agreement and plan of merger entered in connection with a take private transaction, if applicable; or (c) the occurrence of certain events of default under the original instrument. As part of the agreement, Borrowers agree to establish a springing deposit account control agreement (the “DACA”) for a control account to hold cash collateral. Borrowers may use funds in the control account for ordinary business purposes, subject to the terms of the DACA.

Borrowers agreed to grant additional security to Lender to include the equity interests of any Borrower in HOF Village Retail I, LLC and HOF Village Retail II, LLC; all net income earned by Borrowers from the operation of the Gridiron Gastropub restaurant; and all rights of any Borrower, including any revenue received by any Borrower, under certain sponsorship agreements.

On February 21, 2025, Borrowers entered into a Third Amendment to Note and Security Agreement (“Third Amendment”), with CHCL. The Third Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Third Amendment) to increase the facility amount from $4,150,000 to $5,150,000 allowing the Borrowers to request an additional $1,000,000 for general corporate purposes, subject to certain restrictions.

On March 18, 2025, the Company entered into a Fourth Amendment to Note and Security Agreement (“Fourth Amendment”), with CHCL. The Fourth Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement to increase the facility amount from $5,150,000 to $6,500,000 allowing the Borrowers to request an additional $1,350,000 for general corporate purposes, subject to certain restrictions.

The largest principal amount outstanding under the Note & Security Agreement since January 1, 2024, and the amount outstanding as of February 28, 2025, is $4,469,695. The largest principal amount outstanding for fiscal year 2023 was $0. Principal and interest paid, as applicable, from January 1, 2024, through February 28, 2025, was $0 and $0, respectively. No principal or interest was paid in fiscal year 2023.

Assignment of JKP Financial, LLC Notes to CHCL

Hotel II Note and Split Note

On January 15, 2025, IRG Master Holdings, LLC, a Delaware limited liability company (“IRG Master Holdings”), an affiliate of our director Stuart Lichter, purchased from JKP Financial, LLC, a Delaware limited liability company (“Assignor”), for a purchase price equal to the outstanding principal amount plus accumulated and unpaid interest reduced by certain prior payments to JKP Financial, LLC:

(A)	the Secured Cognovit Promissory Note, dated as of June 19, 2020, issued by HOF Village, LLC, a Delaware limited liability company (“HOF Village”), and HOF Village Hotel II, LLC, a Delaware limited liability company (“HOF Village Hotel II”, and together with HOF Village, each a “Hotel II Borrower” and, together, the “Hotel II Borrowers”), to Assignor in the original amount of $9,097,203.95, as amended and supplemented by (i) that certain First Amendment to Secured Cognovit Promissory Note, dated as of December 1, 2020, by and between Hotel II Borrowers and Assignor, (ii) that certain Joinder and Second Amendment to Secured Cognovit Promissory Note, dated as of March 1, 2022, and (iii) that certain Secured Cognovit Promissory Note, dated effective as of November 7, 2022, by and among Hotel II Borrowers, Hall of Fame Resort & Entertainment Company, a Delaware corporation (“HOFREC”) et. al., and Assignor (as so amended, and as may further be amended, modified, supplemented, or restated from time to time, the “Hotel II Note”). As of December 31, 2024, the outstanding principal amount of the Hotel II Note is $11,441,008.

The largest principal amount outstanding under the Hotel II Note since January 1, 2024, and the amount outstanding as of February 28, 2025, is $11,676,587. The largest principal amount outstanding for fiscal year 2023 was $9,982,554. Principal and interest paid, as applicable, from January 1, 2024, through February 28, 2025, was $0 and $0, respectively. Principal and interest paid, as applicable, during fiscal year 2023 was $0 and $0, respectively.

(B)	the Joinder and Second Amended and Restated Secured Cognovit Promissory Note, dated effective as of November 7, 2022, issued by the Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC to Assignor in the original principal amount of $4,273,543.46 (as so amended, and as may further be amended, modified, supplemented or restated from time to time, the “Split Note”). As of December 31, 2024, the outstanding principal amount of the Split Note is 5,374,579.

The largest principal amount outstanding under the Split Note since January 1, 2024, and the amount outstanding as of February 28, 2025, is $5,485,246. The largest principal amount outstanding for fiscal year 2023 was $4,689,449. Principal and interest paid, as applicable, from January 1, 2024, through February 28, 2025, was $0 and $0, respectively. Principal and interest paid, as applicable, during fiscal year 2023 was $0 and $0, respectively.

On January 15, 2025 IRG Master Holdings, LLC assigned the Hotel II Note and the Split Note to CHCL. CHCL is an affiliate of Stuart Lichter, a director of the Company.

Item 14. Principal Accountant Fees and Services.

Audit and Related Fees

The following table sets forth the aggregate fees billed by Grant Thornton LLP (“GT”) for various professional services rendered during the 2024 fiscal year:

	2024	2023
Audit Fees(1)	$482,703	$453,033
Audit-Related Fees(2)	25,000	42,500
Tax Fees	-	-
All Other Fees	-	-
Total	$507,703	$495,533

(1)	Consists of services in connection with professional services for Form 10-K and Form 10-Qs filed by the Company.
(2)	Consists of services in connection with a comfort letters issued on April 8, 2024 and October 13, 2023.

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

Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
3.2	Certificate of Designations of 7.00% Series A Cumulative Redeemable Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 15, 2020)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 6, 2020)
3.4	Certificate of Designations of 7.00% Series B Convertible Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 14, 2021)
3.5	Certificate of Designations of 7.00% Series C Convertible Preferred Stock of Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 29, 2022)
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 27, 2022)
3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (001-38363), filed with the Commission on August 12, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Gordon Pointe Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38363) filed with the Commission on January 30, 2018)
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 19, 2020)
4.5	Warrant Agency Agreement, dated November 18, 2020, between Hall of Fame Resort & Entertainment Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 19, 2020)
4.6	Warrant Agreement, dated as of July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and purchasers party thereto (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 (File No. 333-256618) filed with the Commission on May 28, 2021)
4.7	Second Amended and Restated Series C Warrant (No. 2020 W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)

4.8	Second Amended and Restated Series D Warrant (Series D No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.9	Amended and Restated Series E Warrant (Series E No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.10	Amended and Restated Series E Warrant (Series E No. W-2), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.11	Amended and Restated Series F Warrant (Series F No. W-1), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to JKP Financial, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.12	Amended and Restated Series F Warrant (Series F No. W-2), effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to JKP Financial, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.13	Amended and Restated Series G Warrant, dated as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
4.14	Warrant Agency Agreement, dated October 13, 2023, by and between Hall of Fame Resort & Entertainment Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
4.15	Warrant issued October 13, 2023, by Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
4.16*	Description of Registered Securities
10.1	Amended and Restated Global License Agreement, dated September 11, 2024, between HOF Village Newco, LLC and National Football Museum, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 17, 2024)
10.2	Director Nominating Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.3†	Hall of Fame Resort & Entertainment Company Amended 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on June 12, 2023)
10.4†	Form of Restricted Stock Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)

10.5†	Form of Restricted Stock Unit Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.6†	Form of Non-Employee Director Restricted Stock Unit Award Agreement under Hall of Fame Resort & Entertainment Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-8 (File No. 333-248851) filed with the Commission on September 16, 2020)
10.7†	Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-270572) filed with the Commission on March 15, 2023)
10.8†	Form of Restricted Stock Unit Award under Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-270572) filed with the Commission on March 15, 2023)
10.9†	Amended and Restated Employment Agreement, dated November 22, 2022, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and Michael Crawford (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 23, 2022)
10.10†	Amendment to Amended and Restated Employment Agreement, effective May 1, 2023, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and Michael Crawford (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 20, 2023)
10.11†	Employment Agreement, dated February 14, 2022, by and between Benjamin Lee, HOF Village Newco, LLC and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 10, 2022)
10.12†	Consulting Service Agreement, dated June 21, 2024, between HOF Village Newco, LLC and Tara Charnes, as consultant (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on June 21, 2024)
10.13†	Form of Retention Bonus Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 23, 2022)
10.14+	Note Purchase Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.15	Registration Rights Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.16	Note Redemption and Warrant Agreement, dated July 1, 2020, by and among Hall of Fame Resort & Entertainment Company and certain funds managed by Magnetar Financial, LLC and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)

10.17	Joinder and Second Amendment to Promissory Note, dated March 1, 2022, by and among HOF Village Newco, LLC, and HOF Village Hotel II, LLC, as the makers, Hall of Fame Resort & Entertainment Company, and JKP Financial, LLC, as holder (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.18	Backup Joinder and First Amended and Restated Secured Cognovit Promissory Note, effective as of November 7, 2022, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, as makers, and JKP Financial, LLC, as holder (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.19	Letter Agreement re Payment Terms, dated June 25, 2020, by and among Industrial Realty Group, LLC, IRG Master Holdings, LLC, HOF Village, LLC and certain affiliates party thereto (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.20+	Amendment to Sponsorship and Services Agreement, dated June 15, 2020, by and among HOF Village, LLC, National Football Museum, Inc. and Constellation NewEnergy, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K (001-38363), filed with the Commission on July 8, 2020)
10.21+	Term Loan Agreement, dated December 1, 2020, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and Aquarian Credit Funding LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 3, 2020)
10.22	Letter Agreement, dated as of December 1, 2020, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and IRG Master Holdings, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-252807) filed with the Commission on February 5, 2021)
10.23	Amendment Number 1 to Term Loan Agreement, dated January 28, 2021, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.36 of the Company’s Post-Effective Amendment No. 3 to Form S-1 Registration Statement (File No. 333-249133), filed with the Commission on July 22, 2021)
10.24	Amendment Number 2 to Term Loan Agreement, dated February 15, 2021, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.37 of the Company’s Post-Effective Amendment No. 3 to Form S-1 Registration Statement (File No. 333-249133), filed with the Commission on July 22, 2021)
10.25	Amendment Number 3 to Term Loan Agreement, dated as of August 30, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 1, 2021)
10.26	Amendment Number 4 to Term Loan Agreement, dated as of August 30, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on September 1, 2021)

10.27	Amendment Number 5 to Term Loan Agreement, dated as of December 15, 2021 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, Aquarian Credit Funding LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.28	Assignment of Loan and Loan Documents, dated as of March 1, 2022, by and among Aquarian Credit Funding LLC, as administrative agent, Investors Heritage Life Insurance Company (“IHLIC”), as a lender, and CH Capital Lending, LLC, as assignee (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 14, 2022)
10.29	Amendment Number 6 to Term Loan Agreement, dated as of March 1, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 2, 2022)
10.30	Amendment Number 7 to Term Loan Agreement, dated as of August 5, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, certain of its subsidiaries, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.9 of the Company’s Form S-3 Registration Statement (File No. 333-266750), filed with the Commission on August 10, 2022)
10.31	Amendment Number 8 to Term Loan Agreement, effective as of November 7, 2022, by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC, as borrower, in favor of CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K (File No. 001-38363), filed with the Commission on March 22, 2023)
10.32	Amendment Number 9 to Term Loan Agreement, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)
10.33	Amendment Number 10 to Term Loan Agreement, dated January 11, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.34	Amendment Number 11 to Term Loan Agreement, dated January 17, 2024 by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.35	Amendment Number 12 to Term Loan Agreement, dated February 1, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 25, 2024)
10.36	Amendment Number 13 to Term Loan Agreement, dated February 28, 2024 by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 25, 2024)

10.37	First Amendment to Lease Agreement, dated February 23, 2024, among HFAKOH001 LLC, as landlord, HOF Village Waterpark, LLC, as tenant, HOF Village Newco, LLC, as guarantor and HOF Village Stadium, LLC, as mortgagor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on February 29, 2024)
10.38	Second Amendment to Lease Agreement, dated February 29, 2024, among HFAKOH001 LLC, as landlord, HOF Village Waterpark, LLC, as tenant, HOF Village Newco, LLC, as guarantor and HOF Village Stadium, LLC, as mortgagor (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on February 29, 2024)
10.39	Third Amendment to Lease Agreement, dated May 10, 2024, among HFAKOH001 LLC, as landlord, HOF Village Waterpark, LLC, as tenant, HOF Village Newco, LLC, as guarantor and HOF Village Stadium, LLC, as mortgagor (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on May 14, 2024)
10.40	Forbearance agreement, dated September 25, 2024, by and among HOF Village Waterpark, LLC, HOF Village Newco, LLC, HOF Village Stadium, LLC, and Hall of Fame Resort & Entertainment Company, and HFAKOH001 LLC (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 13, 2024)
10.41	Pledge and Security Agreement, dated February 23, 2024, between HOF Village Newco, LLC, as pledgor and HFAKOH001 LLC, as pledgee (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on February 29, 2024)
10.42	Series H Common Stock Purchase Warrant, dated February 23, 2024, by Hall of Fame Resort & Entertainment Company for the benefit of HFAKOH001 LLC, as holder (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on February 29, 2024)
10.43	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated February 29, 2024, by HOF Village Newco, LLC, as mortgagor, for the benefit of HFAKOH001 LLC, as mortgagee (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on February 29, 2024)
10.44	Equity Distribution Agreement, dated September 30, 2021, by and among Hall of Fame Resort & Entertainment Company, Wedbush Securities Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 1, 2021)
10.45	Amendment No. 1 to Equity Distribution Agreement, dated October 6, 2023, by and among Hall of Fame Resort & Entertainment Company, and Maxim Group LLC and Wedbush Securities Inc. (incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K (001-38363), filed with the Commission on October 12, 2023)
10.46	Amendment No. 2 to Equity Distribution Agreement, dated April 8, 2024, by and among Hall of Fame Resort & Entertainment Company, and Maxim Group LLC and Wedbush Securities Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 8, 2024)
10.47	Joinder and Second Amended and Restated Secured COGNOVIT Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC to IRG, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)

10.48	Joinder and Second Amended and Restated Secured COGNOVIT Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and HOF Village Youth Fields, LLC to JKP Financial, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.49	Loan Agreement, dated December 15, 2021, between HOF Village Center For Excellence, LLC, as borrower, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.50	Promissory Note, dated December 15, 2021, issued by HOF Village Center for Excellence, LLC to ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.51	Guaranty of Payment, dated December 15, 2021, by Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.52	Energy Project Cooperative Agreement, dated December 15, 2021, among the City of Canton, Ohio, the Canton Regional Energy Special Improvement District, Inc., HOF Village Center For Excellence, LLC and Pace Equity, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on December 16, 2021)
10.53	Promissory Note, dated April 27, 2022, issued by HOF Village Center for Performance, LLC to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 29, 2022)
10.54	Backup Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, and HOF Village Youth Fields, LLC to Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.55	Joinder and First Amended and Restated Promissory Note, effective as of November 7, 2022, issued by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, and HOF Village Youth Fields, LLC to CH Capital Lending, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K (001-38363), filed with the Commission on March 22, 2023)
10.56	Business Loan Agreement, dated June 16, 2022, between Hall of Fame Resort & Entertainment Company and Stark Community Foundation, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on June 17, 2022)
10.57	First Amendment to Business Loan Agreement, dated June 25, 2024, between Hall of Fame Resort & Entertainment Company, as borrower, and Stark Community Foundation, Inc., as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 1, 2024)
10.58	Amended and Restated Promissory Note, dated June 25, 2024, between Hall of Fame Resort & Entertainment Company, as borrower, and Stark Community Foundation, Inc., as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on July 1, 2024)

10.59	Energy Project Cooperative Agreement, dated June 29, 2022, among HOF Village Stadium, LLC, Canton Regional Energy Special Improvement District, Inc., SPH Canton St, LLC, and City of Canton, Ohio (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on August 11, 2022)
10.60	Business Loan Agreement, dated August 31, 2022, between Hall of Fame Resort & Entertainment Company and Stark County Port Authority (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 7, 2022)
10.61	Amendment to Business Loan Agreement, dated May 20, 2024, between Hall of Fame Resort & Entertainment Company, as borrower, and Stark County Port Authority, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 24, 2024)
10.62	Business Loan Agreement, dated September 15, 2022, between Hall of Fame Resort & Entertainment Company and City of Canton, Ohio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 16, 2022)
10.63	First Amendment to Business Loan Agreement, dated June 5, 2024, between Hall of Fame Resort & Entertainment Company, as borrower, and City of Canton, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on June 11, 2024)
10.64	Loan Agreement, dated September 27, 2022, among HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers, and The Huntington National Bank, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.65	Promissory Note, dated September 27, 2022, issued by HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers, to The Huntington National Bank, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)10.63 Ground Lease, dated September 27, 2022, among TWAIN GL XXXVI, LLC, as landlord, and HOF Village Retail I, LLC and HOF Village Retail II, LLC, as tenants (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.66	Guaranty Fee Letter Agreement, dated September 27, 2022, among Hall of Fame Resort & Entertainment Company, HOF Village Retail I, LLC, HOF Village Retail II, LLC, Stuart Lichter, and Stuart Lichter, Trustee of the Stuart Lichter Trust u/t/d dated November 13, 2011 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on September 29, 2022)
10.67	Assignment of Note, Security Instruments and Other Loan Documents, dated September 22, 2023, by The Huntington National Bank to and in favor of CH Capital Lending, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.68	First Amended and Restated Promissory Note, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Retail I, LLC, HOF Village Retail II, LLC, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.90 of the Company’s Amendment No.1 to Annual Report on Form 10-K/A (001-38363), filed with the Commission on April 29, 2024)

10.69	Allonge to First Amended and Restated Promissory Note, executed December 12, 2024, by and among Hall of Fame Resort & Entertainment Company, HOF Village Retail I, LLC, HOF Village Retail II, LLC, collectively borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on December 18, 2024)
10.70	Joinder and First Amendment to Loan Agreement, dated September 21, 2023 by and among HOF Village Retail I, LLC, HOF Village Retail II, LLC, Hall of Fame Resort & Entertainment Company, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.71	Second Amendment to Loan Agreement, dated October 6, 2023 by and among HOF Village Retail I, LLC, HOF Village Retail II, LLC, Hall of Fame Resort & Entertainment Company, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.72	Third Amendment to Loan Agreement, dated October 16, 2023 by and among HOF Village Retail I, LLC, HOF Village Retail II, LLC, Hall of Fame Resort & Entertainment Company, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.73	Fourth Amendment to Loan Agreement, dated November 21, 2023, among HOF Village Retail I, LLC, HOF Village Retail II, LLC and Hall of Fame Resort & Entertainment Company, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.68 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 25, 2024)
10.74	Fifth Amendment to Loan Agreement, dated December 8, 2023 by and among Hall of Fame Resort & Entertainment Company, HOF Village Retail I, LLC, HOF Village Retail II, LLC, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)
10.75	Sixth Amendment to Loan Agreement, executed December 12, 2024 by and among Hall of Fame Resort & Entertainment Company, HOF Village Retail I, LLC, HOF Village Retail II, LLC, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on December 18, 2024)
10.76	Payment Guaranty, dated October 19, 2022, by HOF Village Newco, LLC to and for the benefit of the Director of Development of the State of Ohio, and The Huntington National Bank, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on October 25, 2022)
10.77	Loan Agreement, dated October 1, 2022, among the Director of Development of the State of Ohio, the Stark County Port Authority, as borrower, and the HOF Village Center for Performance, LLC, as TDD bonds beneficiary (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on October 25, 2022)
10.78	Intercreditor and Subordination Agreement, dated October 1, 2022, by and among the Director of Development of the State of Ohio, acting on behalf of the State of Ohio, as junior lender; Midwest Lender Fund, LLC, as senior lender; and HOF Village Center for Performance, LLC, as borrower (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on October 25, 2022)

10.79	Purchase and Sale Agreement, dated November 7, 2022, between HFAKOH001 LLC as buyer and HOF Village Waterpark, LLC as seller (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.80	Ground Lease Agreement, dated November 7, 2022, between HFAKOH001 LLC as landlord and HOF Village Waterpark, LLC as tenant (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.81	Limited Recourse Carveout Guaranty, dated November 7, 2022, by HOF Village Newco, LLC as guarantor and HFAKOH001 LLC as landlord (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.82	Pledge and Security Agreement, dated November 7, 2022, by HOF Village Newco, LLC as pledgor and HFAKOH001 LLC as landlord (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.83	Post-Closing Matters Agreement, dated November 7, 2022, among HOF Village Waterpark, LLC, HOF Village Newco, LLC and HFAKOH001 LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.84	Purchase Option Agreement, dated November 7, 2022, between HFAKOH001 LLC and HOF Village Waterpark, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.85	Hotel Construction Loan Commitment Letter, signed November 3, 2022, among Industry Realty Group, Inc. as lender, Hall of Fame Resort & Entertainment Company as guarantor, and HOF Village Hotel WP, LLC as borrower (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.86	IRG Letter Agreement, dated November 7, 2022, between Industrial Realty Group, LLC and its various affiliates and related parties and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on November 9, 2022)
10.87	Cooperative Tax Increment Financing Agreement, dated as of February 1, 2023, among Stark County Port Authority, the City of Canton, Ohio, Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, and is joined by HOF Village Stadium, LLC, HOF Village Youth Fields, LLC, HOF Village Center for Excellence, LLC, HOF Village Center for Performance, LLC, HOF Village Retail I, LLC, and HOF Village Retail II, LLC (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 27, 2023)
10.88	Maintenance and Management Agreement (Stark Port Public Roadway), dated as of February 1, 2023, by and between the Stark County Port Authority and HOF Village Newco, LLC, and is joined by Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.72 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 27, 2023)
10.89	Minimum Payment Guaranty, dated as of February 2, 2023, by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, to the Stark County Port Authority and The Huntington National Bank (incorporated by reference to Exhibit 10.73 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 27, 2023)

10.90	Shortfall Payment Guaranty, dated as of February 2, 2023, by Stuart Lichter, as trustee of The Stuart Lichter Trust U/T/D dated November 13, 2011, and Stuart Lichter to the Stark County Port Authority and The Huntington National Bank (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 27, 2023)
10.91	Construction Loan Agreement, dated September 14, 2020 by and among HOF Village Hotel II, LLC, as borrower, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.92	Second Amendment to Loan Documents, dated September 13, 2023, by and among HOF Village Hotel II, LLC, as borrower, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.93	Third Amendment to Loan Documents, dated October 10, 2023, by and among HOF Village Hotel II, LLC, as borrower, Stuart Lichter, as guarantor, and ErieBank, a division of CNB Bank, a wholly owned subsidiary of CNB Financial Corporation, as lender (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.94	Cooperative Agreement, dated October 1, 2023, among City of Canton, Ohio, the Canton Regional Energy Special Improvement District, Inc., HOF Village Hotel II, LLC and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.95	Cooperative Agreement, dated October 1, 2023, among Cleveland-Cuyahoga County Port Authority, City of Canton, Ohio, HOF Village Hotel II, LLC and The Huntington National Bank, as Trustee (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.96	First Amendment to Second Amended and Restated Secured Cognovit Promissory Note, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.91 of the Company’s Amendment No.1 to Annual Report on Form 10-K/A (001-38363), filed with the Commission on April 29, 2024)
10.97	Fifth Amendment to and Spreader of Pledge and Security Agreement, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as grantor, and CH Capital Lending, LLC as administrative agent/collateral agent and IRG, LLC, JKP Financial, LLC, and Midwest Lender Fund, LLC, collectively secured parties (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)
10.98	Third Amendment to and Spreader of Open-End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated December 8, 2023 by HOF Village Youth Fields, LLC, HOF Village Parking, LLC, HOF Village Newco, LLC, collectively as grantor, and CH Capital Lending, LLC as administrative agent or secured party (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)

10.99	Release, dated December 8, 2023 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, HOF Village Retail I, LLC, HOF Village Retail II, LLC, collectively as borrower and CH Capital Lending, LLC as administrative agent and lender (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on December 14, 2023)
10.100	Membership Interest Purchase Agreement, dated as of December 22, 2023, among Sandlot Facilities, LLC, as purchaser, Sandlot Youth Sports Holdings, LLC, as purchaser guarantor, HOF Village Newco, LLC, as seller, and Hall of Fame Resort & Entertainment Company (incorporated by reference to Exhibit 10.95 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 25, 2024)
10.101	Second Amendment to Second Amended and Restated Secured Cognovit Promissory Note, dated January 11, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as borrower, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.102	Sixth Amendment to and Spreader of Pledge and Security Agreement, dated January 11, 2024 by Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, collectively as grantor, and CH Capital Lending, LLC as administrative agent/collateral agent and IRG, LLC, JKP Financial, LLC, and Midwest Lender Fund, LLC, collectively secured parties (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.103	Fourth Amendment to and Spreader of Open-End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated January 11, 2024 by HOF Village Youth Fields, LLC, HOF Village Parking, LLC, HOF Village Newco, LLC, collectively as grantor, and CH Capital Lending, LLC as administrative agent or secured party (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.104	Partial Release of Mortgage, dated January 11, 2024 by CH Capital Lending, LLC as administrative agent or secured party (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.105	Omnibus Release of Youth Fields Borrower from Certain Debt Instruments, dated January 11, 2024 by CH Capital Lending, LLC as administrative agent and IRG, LLC, JKP Financial, LLC and Midwest Lender Fund, LLC, collectively Lenders for the benefit of HOF Village Youth Fields, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.106	Third Amendment to Second Amended and Restated Secured Cognovit Promissory Note, dated January 17, 2024 by Hall of Fame Resort & Entertainment Company and HOF Village Newco, LLC, collectively as borrower, and CH Capital Lending, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (001-38363), filed with the Commission on January 18, 2024)
10.107	Limited Waiver Agreement, dated October 6, 2023, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, HOF Village Center for Performance, LLC, and CH Capital Lending, LLC, IRG, LLC and Midwest Lender Fund, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)

10.108	Limited Waiver Agreement, dated October 6, 2023, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, HOF Village Center for Performance, LLC, HOF Village Hotel II, LLC, and JKP Financial, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q (001-38363), filed with the Commission on November 14, 2023)
10.109	Modification Agreement, dated October 6, 2023, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, as borrowers and IRG, LLC, CH Capital Lending, LLC, Midwest Lender Funds, LLC, as lenders (incorporated by reference to Exhibit 10.104 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 25, 2024)
10.110	Modification Agreement, dated October 6, 2023, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Youth Fields, LLC, as borrowers and JKP Financial, LLC, as lender (incorporated by reference to Exhibit 10.105 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 25, 2024)
10.111	Security Agreement, dated November 21, 2023, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, as grantors, and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 25, 2024)
10.112	Omnibus Extension of Debt Instruments, dated April 7, 2024, by and among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, as borrowers, and CH Capital Lending, LLC, IRG, LLC, JKP Financial, LLC, and Midwest Lender Fund, LLC as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on April 8, 2024)
10.113	Business Loan Agreement, dated June 11, 2024 between the Hall of Fame Resort & Entertainment Company, as borrower, and Stark Community Foundation, Inc., as lender (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (001-38363), filed with the Commission on June 11, 2024)
10.114	Promissory Note Modification Agreement, dated June 11, 2024, between HOF Village Hotel II, LLC, as borrower, and Stark Community Foundation, Inc., as lender (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (001-38363), filed with the Commission on June 11, 2024)
10.115	Customer Contract for the EME Express Services Equipment Program, dated June 17, 2024, between HOF Village Waterpark, LLC, as customer, and Constellation NewEnergy, Inc., as service provider (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on June 21, 2024)
10.116	Efficiency Made Easy Program Agency Agreement, dated June 17, 2024, between HOF Village Waterpark, LLC, as principal, and Welty Building Construction Ltd., as agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on June 21, 2024)
10.117	Note and Security Agreement, dated November 14, 2024, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on January 30, 2025)

10.118	First Amendment to Note & Security Agreement, dated January 10, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on January 30, 2025)
10.119	Second Amendment to Note & Security Agreement, dated January 24, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on January 30, 2025)
10.120	Third Amendment to Note & Security Agreement, dated February 21, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1of the Company’s Form 8-K (001-38363), filed with the Commission on February 27, 2025)
10.121	Fourth Amendment to Note & Security Agreement, dated March 18, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 21, 2025)
19.1*	Insider Trading Policy
21.1*	Subsidiaries
23.1*	Consent of independent registered public accountant.
31.1*	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Certification of the Principal Executive and Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) and 18 U.S.C. 1350
97.01	Executive Officer Compensation Recovery Policy (incorporated by reference to Exhibit 97.01 of the Company’s Annual Report on Form 10-K (001-38363), filed with the Commission on March 25, 2024)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY
March 26, 2025

	By:	/s/ Michael Crawford
Michael Crawford
President and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Crawford	Chief Executive Officer and Director	March 26, 2025
Michael Crawford	(Principal Executive and Financial Officer)

/s/ John Van Buiten	Vice President of Accounting/Corporate Controller	March 26, 2025
John Van Buiten	(Principal Accounting Officer)

/s/ Anthony J. Buzzelli	Director	March 26, 2025
Anthony J. Buzzelli

/s/ David Dennis	Director	March 26, 2025
David Dennis

/s/ Karl L. Holz	Director	March 26, 2025
Karl L. Holz

/s/ Stuart Lichter	Director	March 26, 2025
Stuart Lichter

/s/ Marcus Allen	Director	March 26, 2025
Marcus Allen

/s/ Mary Owen	Director	March 26, 2025
Mary Owen

/s/ Kimberly K. Schaefer	Director	March 26, 2025
Kimberly K. Schaefer

Hall of Fame Resort & Entertainment Company

Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Hall of Fame Resort & Entertainment Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Hall of Fame Resort & Entertainment Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses through December 31, 2024 and utilized cash from operations of $10.9 million during the year ended December 31, 2024. The Company has $109.5 million of debt due through December 31, 2025 and will need to raise additional financing to accomplish its development plans and fund its working capital. These conditions, along with other matters in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Cleveland, Ohio

March 26, 2025

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023

Assets
Cash	$432,174	$3,243,353
Restricted cash	4,015,377	8,572,730
Equity method investments	2,228,074	-
Investments available for sale	2,433,000	2,000,000
Accounts receivable, net	1,520,166	1,108,460
Prepaid expenses and other assets	3,741,122	3,514,135
Property and equipment, net	334,709,643	344,378,835
Property and equipment held for sale	-	12,325,227
Right-of-use lease assets	7,221,756	7,387,693
Project development costs	10,404,499	59,366,200
Total assets	$366,705,811	$441,896,633

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$245,747,816	$219,532,941
Accounts payable and accrued expenses	18,898,521	21,825,540
Due to affiliate	2,910,827	1,293,874
Warrant liability	75,000	225,000
Financing liability	17,784,179	62,982,552
Lease liabilities	3,401,599	3,440,630
Other liabilities	5,656,410	5,858,682
Total liabilities	294,474,352	315,159,219

Commitments and contingencies (Note 6, 7, and 8)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,917,000 shares authorized; no shares issued or outstanding at December 31, 2024 and 2023	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 0 and 200 shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Series C convertible preferred stock, $0.0001 par value; 15,000 shares designated; 15,000 shares issued and outstanding at December 31, 2024 and 2023; liquidation preference of $17,214,500 as of December 31, 2024	2	2
Common stock, $0.0001 par value; 300,000,000 shares authorized; 6,558,279 and 6,437,020 shares issued and outstanding at December 31, 2024 and 2023, respectively	655	643
Additional paid-in capital	346,756,157	344,335,489
Accumulated deficit	(273,561,929)	(216,643,882)
Total equity attributable to HOFRE	73,194,885	127,692,252
Non-controlling interest	(963,426)	(954,838)
Total equity	72,231,459	126,737,414
Total liabilities and stockholders’ equity	$366,705,811	$441,896,633

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

Revenues
Sponsorships, net of activation costs	$2,860,451	$2,819,041
Event, rents, restaurant, and other revenues	11,461,897	13,855,169
Hotel revenues	6,883,585	7,455,463
Total revenues	21,205,933	24,129,673

Operating expenses
Operating expenses	27,883,661	43,171,407
Hotel operating expenses	5,981,485	6,491,625
Impairment expense	-	8,845,000
Depreciation expense	17,007,248	15,069,782
Total operating expenses	50,872,394	73,577,814

Loss from operations	(29,666,461)	(49,448,141)

Other income (expense)
Interest expense, net	(27,284,545)	(18,763,838)
Amortization of discount on note payable	(4,209,339)	(3,589,858)
Other income	516,857	4,117,141
Government grant	9,763,126	-
Change in fair value of warrant liability	150,000	686,000
Change in fair value of interest rate swap	-	163,850
Change in fair value of investments available for sale	433,000	(2,067,754)
(Loss) gain on sale of asset	(174,589)	148,796
Loss from equity method investments	(218,371)	-
Loss on termination of financing liability	(5,168,550)	-
Loss on extinguishment of debt	(3,763)	-
Total other expense	(26,196,174)	(19,305,663)

Net loss	$(55,862,635)	$(68,753,804)

Preferred stock dividends	(1,064,000)	(1,064,000)
Loss attributable to non-controlling interest	8,588	72,265

Net loss attributable to HOFRE stockholders	$(56,918,047)	$(69,745,539)

Net loss per share, basic and diluted	$(8.72)	$(11.97)

Weighted average shares outstanding, basic and diluted	6,530,922	5,826,504

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	Series B Convertible Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Stockholders	Interest	Equity

Balance as of January 1, 2022	200	$-	15,000	$2	5,604,869	$560	$339,038,466	$(146,898,343)	$192,140,685	$(882,573)	$191,258,112

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	2,756,849	-	2,756,849	-	2,756,849
Issuance of restricted stock awards	-	-	-	-	25,546	3	(3)	-	-	-	-
Vesting of restricted stock units, net of 14,449 shares withheld for taxes	-	-	-	-	62,160	6	(6)	-	-	-	-
Sale of shares under ATM	-	-	-	-	4,878	-	39,261	-	39,261	-	39,261
Common stock offering	-	-	-	-	750,000	75	2,500,921	-	2,500,996	-	2,500,996
Preferred stock dividends	-	-	-	-	-	-	-	(1,064,000)	(1,064,000)	-	(1,064,000)
Cancellation of fractional shares	-	-	-	-	(10,433)	(1)	1	-	-	-	-
Net loss	-	-	-	-	-	-	-	(68,681,539)	(68,681,539)	(72,265)	(68,753,804)

Balance as of December 31, 2023	200	$-	15,000	$2	6,437,020	$643	$344,335,489	$(216,643,882)	$127,692,252	$(954,838)	$126,737,414

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	641,252	-	641,252	-	641,252
Issuance of restricted stock awards	-	-	-	-	5,568	1	(1)	-	-	-	-
Vesting of restricted stock units, net of 7,736 shares withheld for taxes	-	-	-	-	75,265	7	(7)	-	-	-	-
Sale of shares under ATM	-	-	-	-	37,457	4	113,424	-	113,428	-	113,428
Automatic conversion of Series B to Common	(200)	-	-	-	2,969	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	(1,064,000)	(1,064,000)	-	(1,064,000)
Warrants issued for financing liability proceeds	-	-	-	-	-	-	1,666,000	-	1,666,000	-	1,666,000
Net loss	-	-	-	-	-	-	-	(55,854,047)	(55,854,047)	(8,588)	(55,862,635)
Balance as of December 31, 2024	-	$-	15,000	$2	6,558,279	$655	$346,756,157	$(273,561,929)	$73,194,885	$(963,426)	$72,231,459

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(55,862,635)	$(68,753,804)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	17,007,248	15,069,782
Amortization of note discount and deferred financing costs	4,209,339	3,577,034
Amortization of financing liability	6,524,616	6,914,176
Bad debt expense	158,239	244,143
Recognition of film costs	-	160,000
Impairment of sports fields and film costs	-	8,845,000
Interest income on investments held to maturity	-	(563,652)
Interest paid in kind	12,183,984	6,671,400
Loss on extinguishment of debt	3,763	-
Loss (gain) on sale of asset	174,589	(148,796)
Gain on outcome of arbitration	-	(4,117,141)
Change in fair value of warrant liability	(150,000)	(686,000)
Change in fair value of interest rate swap	-	(163,850)
Change in fair value of investments available for sale	(433,000)	2,067,754
Loss from equity method investment	218,371	-
Stock-based compensation expense	641,252	2,756,849
Operating lease expense	492,091	520,831
Finance lease expense	12,140	-
Loss on termination of financing liability	5,168,550	-
Changes in operating assets and liabilities:
Accounts receivable	(599,705)	(798,752)
Prepaid expenses and other assets	346,022	(357,126)
Accounts payable and accrued expenses	(2,138,665)	2,026,036
Lease liability	(301,400)	(319,056)
Due to affiliates	1,616,953	438,389
Other liabilities	(186,722)	(383,655)
Net cash used in operating activities	(10,914,970)	(27,000,438)

Cash Flows From Investing Activities
Additions to project development costs and property and equipment	(16,395,806)	(45,590,651)
Proceeds from securities held to maturity	-	89,470,392
Proceeds from sale of sports complex	8,626,634	-
Proceeds from sale of property and equipment	1,502	241,691
Investment in securities held to maturity	-	(71,947,597)
Net cash used in investing activities	(7,767,670)	(27,826,165)

Cash Flows From Financing Activities
Proceeds from notes payable	23,952,499	43,075,339
Repayments of notes payable	(14,468,598)	(5,757,301)
Payment of financing costs	(21,779)	(2,226,310)
Payment for repurchase of interest rate swap	-	(36,150)
Payment of Series B dividends	-	(450,000)
Proceeds from sale of common stock under ATM	113,428	39,261
Proceeds from financing liability	3,500,000	-
Proceeds from common stock offering	-	2,500,996
Payment on financing liability	(1,761,442)	(4,019,531)
Net cash provided by financing activities	11,314,108	33,126,304

Net decrease in cash and restricted cash	(7,368,532)	(21,700,299)

Cash and restricted cash, beginning of year	11,816,083	33,516,382

Cash and restricted cash, end of year	$4,447,551	$11,816,083

Cash	$432,174	$3,243,353
Restricted Cash	4,015,377	8,572,730
Total cash and restricted cash	$4,447,551	$11,816,083

The accompanying notes are an integral part of these consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$7,671,720	$8,958,351
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$1,073,676	$9,028,091
Reclassify amounts from capitalized development costs to property and equipment	$5,923,659	$127,453,617
Initial value of assets acquired under finance leases	$81,981	$-
Warrants issued in connection with financing liability	$1,666,000	$-
Accrued preferred stock dividends	$1,064,000	$614,000
Proceeds from sale of assets held in escrow	$1,000,000	$-

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

The Company has entered into multiple agreements with PFHOF, Sports Complex Newco (as defined in Note 12), Twain GL XXXVI, LLC, and certain government entities, which outline the rights and obligations of each of the parties with regard to the property on which the Hall of Fame Village sits, portions of which are owned by the Company and portions of which are net leased to the Company by other entities, government and quasi-governmental entities (see Note 9 for additional information). Under these agreements, the PFHOF and the lessor entities may be entitled to use portions of the Hall of Fame Village on a direct-cost basis.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Organization, Nature of Business, and Liquidity (continued)

Liquidity and Going Concern

The Company has sustained recurring losses through December 31, 2024 and the Company’s accumulated deficit was $273.6 million as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of December 31, 2024, the Company had approximately $0.4 million of unrestricted cash and $4.0 million of restricted cash. During the year ended December 31, 2024, the Company used cash for operating activities of $10.9 million. The Company has approximately $109.5 million of debt coming due through December 31, 2025.

On October 26, 2024, the Company received a notice of termination due to event of default on its waterpark ground lease. Under the waterpark ground lease, the notice of termination required that the Company immediately surrender the waterpark premises and related improvements to the landlord. The event of default under the Waterpark Ground Lease results in an event of default under certain of the Company’s loan agreements. Such loan agreements under which the Company is in default total approximately $81 million gross principal outstanding as of December 31, 2024. See Note 12 – Financing Liability – for more discussion of this termination. Given the Company’s financial position, the Company is in default or risks becoming in default under certain other loan agreements.

The Company will need to raise additional financing to accomplish its development plan and fund its working capital. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all. Cash flows generated from the Company’s operations are insufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund or must significantly curtail its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, including meeting its obligations as they come due for at least one year from the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company for the years ended December 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

As of December 31, 2024, the Company prepared an undiscounted cash flow analysis to evaluate the recoverability of its long-lived assets and determined that no indication of impairment existed.

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2024 and 2023, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances as of December 31, 2024 and 2023 were $4,015,377 and $8,572,730, respectively.

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

As of December 31, 2024 and 2023, the Company also had $2,433,000 and $2,000,000, respectively, in investments available for sale, which are marked to market value at each reporting period.

Equity Method Investments

Investments in unconsolidated affiliates, which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in equity method investment in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in “Loss from equity method investments” in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.

Accounts Receivable

Accounts receivable are generally amounts due under sponsorship and other agreements and are recorded at the invoiced amount. Accounts receivable are reviewed for delinquencies on a case-by-case basis and are considered delinquent when the sponsor or customer has missed a scheduled payment. Interest is not charged on delinquencies. As of January 1, 2023, the Company's accounts receivable balance was $1,811,143, which was net of an allowance for doubtful accounts of $5,575,700.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company reviews its accounts receivable on a case-by-case basis and writes off any accounts receivable for which collection efforts have been exhausted. As of December 31, 2024 and 2023, the Company has recorded an allowance for credit losses of $277,673 and $243,081, respectively.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses on the Company’s consolidated statements of operations. There were no amounts incurred for penalties and interest for the years ended December 31, 2024 and 2023. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2021 through 2024 remain subject to examination.

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

Segments

Operating segments are defined as components of an enterprise with separate financial information, which are evaluated regularly by the chief operating decision maker (“CODM”) and are used in resource allocation and performance assessments. The Company’s CODM is considered to be the Company’s President, Chief Executive Officer, & Chairman of the Board of Directors. The Company is managed as a single operating segment.

Financial information and annual operational plans and forecasts are prepared and reviewed by the CODM at the consolidated level. The CODM assesses performance for the Company’s single reportable segment and decides how to allocate resources based on revenue, operating expenses, and net loss (see the Consolidated Statement of Operations). When making operational decisions, the CODM is indifferent to the results on the basis of asset location or other differentiation. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results.

Advertising

The Company expenses all advertising and marketing costs as they are incurred and records them as “Operating expenses” on the Company’s consolidated statements of operations.  Total advertising and marketing costs for the years ended December 31, 2024 and 2023 were $281,784 and $697,010, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Film and Media Costs

The Company capitalizes all costs to develop films and related media as an asset, included in “project development costs” on the Company’s consolidated balance sheets. The costs for each film or media will be expensed over the expected release period. During the years ended December 31, 2024 and 2023, the Company recorded $100,000 and $1,305,000 in film and media costs, respectively, including an impairment charge of $0 and $1,145,000, respectively. The impairment in film and media costs is included in “Impairment expense” on the Company’s consolidated statements of operations.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

The Company uses the fair value hierarchy to measure the fair value of its warrant liabilities and investments available for sale. The Company revalues its financial instruments at every reporting period. The Company recognizes gains or losses on the change in fair value of the warrant liabilities as “change in fair value of warrant liability” in the consolidated statements of operations. The Company recognizes gains or losses on the change in fair value of the investments available for sale as “change in fair value of securities available for sale” in the consolidated statements of operations. The valuation of the investments available for sale was based on an option pricing model using market rate assumptions. The interest rate swap was terminated in 2023.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the consolidated balance sheets as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2024	December 31, 2023
Warrant liabilities – Public Series A Warrants	1	$75,000	$204,000
Warrant liabilities – Private Series A Warrants	3	-	-
Warrant liabilities – Series B Warrants	3	-	21,000
Fair value of aggregate warrant liabilities		$75,000	$225,000

Investments available for sale	3	$2,433,000	$2,000,000

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Total Warrant Liability
Fair value as of December 31, 2022	$748,000	$-	$163,000	$911,000

Change in fair value	(544,000)	-	(142,000)	(686,000)

Fair value as of December 31, 2023	$204,000	$-	$21,000	$225,000

Change in fair value	(129,000)	-	(21,000)	(150,000)

Fair value as of December 31, 2024	$75,000	$-	$-	$75,000

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of December 31, 2024 and 2023 are as follows:

	December 31, 2024		December 31, 2023
	Private Series A Warrants	Series B Warrants	Private Series A Warrants	Series B Warrants
Term (years)	0.5	0.9	1.5	1.9
Stock price	$1.30	$1.30	$3.25	$3.25
Exercise price	$253.11	$30.81	$253.11	$30.81
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	99.70%	82.40%	88.37%	85.42%
Risk free interest rate	4.16%	4.16%	4.23%	4.23%

Number of shares	95,576	170,862	95,576	170,862

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

For the years ended December 31, 2024 and 2023, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive.

As of December 31, 2024 and 2023, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Years Ended December 31,
	2024	2023
Warrants to purchase shares of Common Stock	3,681,403	2,793,649
Unvested restricted stock units to be settled in shares of Common Stock	205,754	163,922
Shares of Common Stock issuable upon conversion of convertible notes	11,001,511	9,668,009
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	-	2,971
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	454,408	454,408
Total potentially dilutive securities	15,343,076	13,082,959

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU on January 1, 2024 and has included the enhanced disclosures within this Annual Report on Form 10-K.

In December 2023, the FASB issued ASU 2023-09, Income Taxes, requiring more granular disclosure of the components of income taxes. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

Note 3: Property and Equipment

Property and equipment, net, including property and equipment held for sale consists of the following:

	Useful Life	December 31, 2024	December 31, 2023
Land	Indefinite	$27,651,699	$27,651,699
Land improvements	25 years	33,571,252	48,478,397
Building and improvements	15 to 39 years	350,625,605	344,006,337
Equipment	5 to 10 years	10,856,330	13,314,547
Property and equipment, gross		422,704,886	433,450,980

Less: accumulated depreciation		(87,995,243)	(76,746,918)
Property and equipment, net, including property and equipment held for sale		$334,709,643	$356,704,062

Project development costs		$10,404,499	$59,366,200

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Property and Equipment (continued)

For the years ended December 31, 2024 and 2023, the Company recorded depreciation expense of $17,007,248 and $15,069,782, respectively. For the years ended December 31, 2024 and 2023, the Company incurred $16,395,806 and $47,985,893 of capitalized project development costs, respectively. Included in those amounts are $0 and $3,230,461, respectively, in capitalized interest.

For the years ended December 31, 2024 and 2023, the Company transferred $5,923,659 and $127,453,617 from Project development costs to Property and equipment, respectively.

Included in project development costs are film development costs of $100,000 and $200,000 as of December 31, 2024 and 2023, respectively.

Note 4: Notes Payable, net

Notes payable, net consisted of the following at December 31, 2024(1):

		Debt discount and deferred financing		Interest Rate		Maturity
	Gross	costs	Net	Stated	Effective	Date
Preferred equity Loan(2)	$6,800,000	$-	$6,800,000	7.00%	7.00%	Various
City of Canton Loan(7)	3,312,500	-	3,312,500	5.00%	5.00%	7/1/2046
New Market/SCF(7)	3,180,654	-	3,180,654	6.00%	6.00%	6/30/2044
JKP Capital Loan(5)	11,441,008	(26,998)	11,414,010	12.50%	12.50%	3/31/2025
MKG DoubleTree Loan	11,000,000	-	11,000,000	8.45%	8.45%	9/13/2028
Convertible PIPE Notes	32,318,575	(991,892)	31,326,683	10.00%	24.40%	3/31/2025
Canton Cooperative Agreement	2,355,000	(154,270)	2,200,730	3.85%	5.35%	5/15/2040
CH Capital Loan(4)(5)	16,339,523	(147,709)	16,191,814	12.50%	12.50%	3/31/2025
Constellation EME #2(3)	579,200	-	579,200	5.93%	5.93%	4/30/2026
IRG Split Note(5)	5,374,579	(12,723)	5,361,856	12.50%	12.50%	3/31/2025
JKP Split Note(5)	5,374,579	(12,723)	5,361,856	12.50%	12.50%	3/31/2025
ErieBank Loan(6)	19,912,364	(401,588)	19,510,776	7.13%	7.13%	6/15/2034
PACE Equity Loan	7,948,375	(227,189)	7,721,186	6.05%	6.18%	7/31/2047
PACE Equity CFP	3,570,926	(147,773)	3,423,153	6.05%	6.10%	12/1/2046
CFP Loan(5)	5,030,559	(11,908)	5,018,651	12.50%	12.50%	3/31/2025
Stark County Community Foundation(7)	5,451,667	-	5,451,667	6.00%	6.00%	6/30/2044
CH Capital Bridge Loan(5)	13,202,903	(33,940)	13,168,963	12.50%	12.50%	3/31/2025
Stadium PACE Loan	32,798,696	(773,247)	32,025,449	6.00%	6.51%	1/1/2049
Stark County Infrastructure Loan(7)	5,520,383	-	5,520,383	6.00%	6.00%	6/30/2044
City of Canton Infrastructure Loan(7)	5,000,000	(8,429)	4,991,571	5.00%	5.00%	7/1/2046
TDD Bonds	7,185,000	(640,151)	6,544,849	5.41%	5.78%	12/1/2046
TIF	18,025,000	(1,372,351)	16,652,649	6.375%	6.71%	12/30/2048
CH Capital Retail	11,556,245	-	11,556,245	12.5%	12.5%	12/4/2025
DoubleTree TDD	3,445,000	(653,942)	2,791,058	6.875%	8.53%	5/15/2044
DoubleTree PACE	2,675,000	-	2,675,000	6.625%	6.625%	5/15/2040
Constellation EME #3(3)	9,010,681	-	9,010,681	11.2%	11.2%	6/30/2029
SCF Loan	1,500,000	-	1,500,000	6.00%	6.00%	6/30/2025
CH Capital 2024 Loan	1,456,232	-	1,456,232	12.00%	12.00%	3/31/2025
Total	$251,364,649	$(5,616,833)	$245,747,816

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Notes payable, net consisted of the following at December 31, 2023(1):

	Gross	Debt discount and deferred financing costs	Net
Preferred equity Loan(2)	$6,800,000	$-	$6,800,000
City of Canton Loan(7)	3,387,500	(4,155)	3,383,345
New Market/SCF(7)	2,999,989	-	2,999,989
JKP Capital Loan(5)	9,982,554	-	9,982,554
MKG DoubleTree Loan	11,000,000	-	11,000,000
Convertible PIPE Notes	29,279,034	(4,721,488)	24,557,546
Canton Cooperative Agreement	2,520,000	(161,400)	2,358,600
CH Capital Loan(4)(5)	14,278,565	-	14,278,565
Constellation EME #2(3)	2,543,032	-	2,543,032
IRG Split Note(5)	4,689,449	-	4,689,449
JKP Split Note(5)	4,689,449	-	4,689,449
ErieBank Loan(6)	19,888,626	(470,357)	19,418,269
PACE Equity Loan	8,104,871	(268,042)	7,836,829
PACE Equity CFP	2,984,572	(24,878)	2,959,694
CFP Loan(5)	4,389,284	-	4,389,284
Stark County Community Foundation(7)	5,000,000	-	5,000,000
CH Capital Bridge Loan(5)	11,426,309	-	11,426,309
Stadium PACE Loan	33,387,844	(1,123,635)	32,264,209
Stark County Infrastructure Loan(7)	5,000,000	-	5,000,000
City of Canton Infrastructure Loan(7)	5,000,000	(10,047)	4,989,953
TDD Bonds	7,345,000	(654,905)	6,690,095
TIF	18,100,000	(1,544,466)	16,555,534
CH Capital Retail	10,183,932	-	10,183,932
DoubleTree TDD	3,445,000	(668,696)	2,776,304
DoubleTree PACE	2,760,000	-	2,760,000
Total	$229,185,010	$(9,652,069)	$219,532,941

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

During the years ended December 31, 2024 and 2023, the Company recorded amortization of note discounts and deferred financing costs of $4,209,339 and $3,589,858, respectively.

During years ended December 31, 2024 and 2023, the Company recorded paid-in-kind interest of $12,183,984 and $6,671,400, respectively.

See below footnotes for the Company’s notes payable:

(1)	The Company’s notes payable are subject to certain customary financial and non-financial covenants. As of December 31, 2024, the Company believes that it was in compliance with all of its notes payable covenants. However, some loan holders may have a right to declare default based on the termination of the Company’s waterpark ground lease. Many of the Company’s notes payable are secured by the Company’s developed and undeveloped land and other assets.

(2)	The Company had 6,800 and 6,800 shares of Series A Preferred Stock outstanding and 52,800 shares of Series A Preferred Stock authorized as of December 31, 2024 and December 31, 2023, respectively. The Series A Preferred Stock is required to be redeemed for cash after five years from the date of issuance.

(3)	The Company also has a sponsorship agreement with Constellation New Energy, Inc., the lender of the Constellation EME #2 and #3 notes.

(4)	During the three months ended March 31, 2024, the Company entered into multiple amendments of its CH Capital Loan. See discussion below.

(5)	On April 7, 2024, the Company entered into an omnibus extension of multiple of its IRG and IRG-affiliated loans. See discussion below.

(6)	On March 15, 2024, ErieBank agreed to release certain of its pledged restricted cash. See discussion below.

(7)	During the three months ended June 30, 2024, the Company amended these loan agreements. See discussions below.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Accrued Interest on Notes Payable

As of December 31, 2024 and 2023, accrued interest on notes payable, were as follows:

	December 31, 2024	December 31, 2023
Preferred Equity Loan	$5,930	$5,930
City of Canton Loan	-	5,925
New Market/SCF	100,191	-
MKG DoubleTree Loan	79,674	80,144
Canton Cooperative Agreement	39,870	92,926
CH Capital Loan	4,708	4,713
ErieBank Loan	142,929	178,893
PACE Equity Loan	95,209	204,569
CFP Loan	6,672	6,672
Stark County Community Foundation	171,727	-
Stadium PACE Loan	-	166,939
Stark County Infrastructure Loan	207,014	-
DoubleTree PACE	104,317	15,238
DoubleTree TDD	19,738	42,764
SCF Loan	51,133	-
Total	$1,029,112	$804,713

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

This loan modification was accounted for as an extinguishment of debt with a new debt issuance. The Company recognized a loss of $3,763 during the year ended December 31, 2024, representing the difference between the fair value of the modified instrument and the carrying value of the existing instrument.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

CH Capital Term Loan

On January 11, 2024, the Company amended its Term Loan Agreement with CHCL in order to reflect the repayment of a portion of principal out of the proceeds from the sale of the Sports Complex business. The Promissory Note was amended to reflect the change to the outstanding principal balance.

On January 17, 2024, the Company amended its Term Loan Agreement with CHCL to document a $2,200,000 advance to Borrower resulting in an increase of the principal amount of the loan to $12,751,934. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

On February 1, 2024, the Company amended its Term Loan Agreement with CHCL to document an $800,000 advance to Borrower. To the extent monetary references in prior amendments to the underlying Note and Loan Agreement are inconsistent with monetary references in this amendment, Borrower and Lender agreed such references in prior amendments are the result of minor computational error plus the addition of accrued interest through January 31, 2024. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

On February 28, 2024, the Company amended its Term Loan Agreement with CHCL to document a $726,634 advance to Borrower resulting in an increase of the principal amount of the loan to $14,417,076. The Promissory Note was amended to reflect the increase of the outstanding principal balance.

On November 11, 2024, CHCL agreed to provide up to $2 million in interim financing to HOFV in the form of a short term note payable.

IRG Loan Amendments

On January 30, 2024, the Company provided timely notice of its intention to exercise the option to extend the maturity date of the IRG Debt Instruments. On April 7, 2024, the Company entered into a formal omnibus extension of certain debt instruments, effective March 31, 2024 (“Omnibus Extension”) with CHCL, IRG, LLC, a Nevada limited liability company (“IRGLLC”), JKP Financial, LLC, a Delaware limited liability company (“JKP”), and Midwest Lender Fund, LLC, a Delaware limited liability company (“MLF” individually; IRGLLC, CHCL, JKP, and MLF referred to collectively as “Lenders”). The impacted agreements include the following, as amended from time to time (collectively, “IRG Debt Instruments”):

-	CH Capital Loan

-	IRG Split Note

-	JKP Split Note

-	JKP Capital Loan

-	CFP Note

Stuart Lichter, a director of the Company, is President of IRGLLC and MLF and a director of CHCL.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

IRG Loan Amendments (continued)

On April 7, 2024, the Company and HOF Village Newco, LLC (collectively “Borrower”) entered into a formal omnibus extension of certain debt instruments, effective March 31, 2024, with CH Capital Lending, LLC, IRG, LLC, JKP Financial, LLC and Midwest Lender Fund, LLC (collectively “Lenders”). Borrower and Lenders agreed to extend the maturity date from March 31, 2024 to March 31, 2025. The impacted agreements, dated effective November 7, 2022, include the (i) Joinder and First Amended and Restated Secured Cognovit Promissory Note payable to CHCL; (ii) Second Amended and Restated Secured Promissory Note payable to CHCL; (iii) Joinder and Second Amended and Restated Secured Cognovit Promissory Note payable to IRG, LLC; (iv) Secured Cognovit Promissory Note payable to JKP Financial, LLC (v) Joinder and Second Amended and Restated Secured Cognovit Promissory Note payable to JKP Financial, LLC; and (vi) Secured Cognovit Promissory Note payable to Midwest Lender Fund, LLC.

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

Constellation Energy Made Easy Agreement (EME #3)

On July 1, 2024, the Company received approximately $9.9 million from Constellation’s Energy Made Easy program for the Company’s Gameday Bay Waterpark. The Company will repay this amount to Constellation over five years with 60 monthly principal and interest payments of $216,467.

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of December 31, 2024 are as follows:

For the years ending December 31,	Amount
2025	$109,533,630
2026	5,904,740
2027	7,757,437
2028	14,596,832
2029	3,818,096
Thereafter	109,753,914
Total Gross Principal Payments	$251,364,649

Less: Debt discount and deferred financing costs	(5,616,833)

Total Net Principal Payments	$245,747,816

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity

2020 Omnibus Incentive Plan

On July 1, 2020, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 82,397 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by 181,818 the number of shares of Common Stock, that will be available for issuance under the 2020 Omnibus Incentive Plan. On June 7, 2023, the Company’s stockholders further approved an amendment to increase by 275,000 the number of shares available under the 2020 Omnibus Incentive Plan. As of December 31, 2024, 111,092 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Hall of Fame Resort & Entertainment Company 2023 Inducement Plan

On January 24, 2023, the Company’s board of directors adopted the Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (the “Inducement Plan”).  The Inducement Plan is not subject to stockholder approval.  The aggregate number of shares of Common Stock that may be issued or transferred pursuant to awards covered by the Inducement Plan (including existing inducement awards amended to be subject to the Inducement Plan) is 110,000.  Awards covered by the Inducement Plan include only inducement grants under Nasdaq Listing Rule 5635(c)(4). As of December 31, 2024, 61,356 shares remained available for issuance under the Inducement Plan.

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

During the years ended December 31, 2024 and 2023, the Company received net proceeds of $113,428 and $39,261, respectively, under the Equity Distribution Agreement. On September 14, 2024 the registration statement on Form S-3 expired and the Company was no longer eligible to sell shares under the ATM.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Issuance of Restricted Stock Awards

The Company’s activity in restricted Common Stock was as follows for the year ended December 31, 2024:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2024	-		$-
Granted	5,568		$3.07
Vested	(5,568)		$3.07
Non–vested at December 31, 2024	-	$

For the years ended December 31, 2024 and 2023, stock-based compensation related to restricted stock awards was $15,450 and $200,240, respectively. Stock-based compensation related to restricted stock awards is included as a component of “Operating expenses” in the consolidated statements of operations. As of December 31, 2024, unamortized stock-based compensation costs related to restricted share arrangements were $0.

Issuance of Restricted Stock Units

During the year ended December 31, 2024, the Company granted an aggregate of 215,978 Restricted Stock Units (“RSUs”) to its employees and directors, of which 181,824 were granted under the 2020 Omnibus Incentive Plan and 34,154 were granted under the Inducement Plan. The RSUs were valued at the value of the Company’s Common Stock on the date of grant, which approximated $3.19 per share for these awards. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

The Company’s activity in RSUs was as follows for the year ended December 31, 2024:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2024	126,350	$17.54
Granted	215,978	$3.11
Vested	(83,001)	$19.17
Forfeited	(56,281)	$7.22
Non–vested at December 31, 2024	203,046	$4.38

For the years ended December 31, 2024 and 2023, the Company recorded $711,101 and $2,471,029, respectively, in stock-based compensation expense related to restricted stock units. Stock-based compensation expense is a component of “Operating expenses” in the consolidated statements of operations. As of December 31, 2024, unamortized stock-based compensation costs related to restricted stock units were $254,212 and will be recognized over a weighted average period of 0.49 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Issuance of Performance Stock Units

During the year ended December 31, 2024, the Company did not grant any Performance Stock Units (“PSUs”) under the 2020 Omnibus Incentive Plan. PSUs granted in 2023 were valued at the value of the Company’s Common Stock on the date of grant, which approximated $9.62 per share for these awards. The PSUs were scheduled to vest upon the achievement of certain performance targets during the year ended December 31, 2023 and certification by the compensation committee in early 2024. In accordance with ASC 718, the Company expensed the portion of the PSUs which were probable to vest.

The Company’s activity in PSUs was as follows for the year ended December 31, 2024:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2024	88,965	$9.62
Granted	-
Vested	-
Forfeited	(88,965)	$9.62
Non–vested at December 31, 2024	-

The PSU award was payable to the extent that four performance goals were achieved. Three of the goals were not achieved and the fourth was achieved at a 50% threshold. During January 2024, the Compensation Committee determined that the recipient was eligible to receive 8,896 PSUs. However, the recipient agreed to waive receipt of the PSUs and the entire award was deemed to be forfeited. For the year ended December 31, 2024, the Company recorded a reversal of $85,299 in previously recognized stock-based compensation due to the forfeiture of the PSU’s. For the year ended December 31, 2023, the Company recorded $85,580, in stock-based compensation expense related to performance stock units. Stock-based compensation expense is a component of “Operating expenses” in the consolidated statements of operations. As of December 31, 2024, unamortized stock-based compensation costs related to performance stock units was $0.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Warrants

The Company’s warrant activity was as follows for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2024	2,793,649	$107.99	2.4	$-
Granted	890,313	$2.81
Expired	(2,559)	$12.77
Outstanding – December 31, 2024	3,681,403	$82.62	1.80	$-
Exercisable – December 31, 2024	3,681,403	$82.62	1.80	$-

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

As of December 31, 2024, scheduled future cash to be received under the agreements, are as follows:

Year ending December 31,
2025	$2,107,015
2026	2,120,464
2027	1,453,515
2028	1,257,265
2029	1,257,265
Thereafter	-
Total	$8,195,524

As services are provided, the Company recognizes revenue on a straight-line basis over the expected term of the agreement. During the years ended December 31, 2024 and 2023, the Company recognized $2,860,451 and $2,819,041 of net sponsorship revenue, respectively.

Note 7: Other Commitments

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. The agreement will be terminated on the fifth anniversary of the hotel opening date, or November 21, 2025, unless otherwise extended. For the years ended December 31, 2024 and 2023, the Company incurred $207,594 and $208,275, respectively in management fees.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Other Commitments (continued)

Management Agreement with Shula’s Steak Houses, LLLP

On October 7, 2020, the Company entered into a management agreement with Shula’s Steak Houses, LLLP (“Shula’s”). The Company appointed and engaged Shula’s to develop, operate and manage the Don Shula’s American Kitchen restaurant. The initial term of the agreement is for a period of ten years or October 7, 2030. On June 8, 2024, the Company provided notice to Shula’s of its intent to terminate the management agreement. The Company and Shula’s entered into a phased transition plan. On August 18, 2024, the Company completely took over management of the restaurant, and on October 22, 2024, opened it under a new brand, “Gridiron Gastropub”. For the years ended December 31, 2024 and 2023, the Company incurred $84,182 and $104,894, respectively in management fees.

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

As part of this agreement, the Company will receive a limited equity interest in Betr and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing. The limited equity interest was in the form of penny warrants initially valued at $4,000,000 at the grant date. The grant date value of these warrants was recorded as deferred revenue (within “Other liabilities” on the consolidated balance sheets) and will be amortized over the life of the sports betting agreement. At December 31, 2024 and 2023, the amount remaining in deferred revenue was $3,200,000 and $3,600,000, respectively. The Company is also recognizing the change in fair value of the warrants under “Change in fair value of investments available for sale” on the consolidated statements of operations.

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

In May of 2024, the Ohio Casino Control Commission approved a waiver giving the Executive Director the immediate ability and discretion to extend the “use it or lose it” compliance period for all licensed Type B sports gaming proprietors and service providers. With the approval of this waiver and the proposed corresponding rule change, all licensees will be given the full length of their initial licensure period for compliance. The Company now has until December 31, 2027, to accept at least one retail sports bet under its Type B license. If at least one sports bet is not taken through an approved method before this date, the Company will not be eligible to apply for another license for a period of one year after the expiration of the license. For the years ended December 31, 2024 and 2023, the Company recorded $650,000 and $525,000, respectively in revenue.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Other Commitments (continued)

Other Liabilities

Other liabilities consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Activation fund reserves	$121,748	$126,685
Deferred revenue	5,208,904	5,441,640
Deposits and other liabilities	325,758	290,357
Total	$5,656,410	$5,858,682

Community Assistance Grant

On May 30, 2024, the Company received a grant of $500,000 from SCF. The grant contained no restrictions and does not require repayment. The Company recorded this amount as “Other income” on its consolidated statement of operations.

State of Ohio Grant

On June 28, 2024, the Company was awarded a $9.8 million grant from the State of Ohio’s One Time Strategic Community Investments in support of the Hall of Fame Village. The Company received this funding on August 9, 2024. The funding was received in cash for the purpose of providing immediate financial support in operating the Company’s Hall of Fame Village development. Given that all of the funds were available for use as working capital, the Company recorded the entire amount as income during the year ended December 31, 2024. The Company recorded this amount as “Other income” on its consolidated statement of operations.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Due to IRG Member	$2,646,169	$1,127,390
Due to PFHOF	264,658	166,484
Total	$2,910,827	$1,293,874

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

As of December 31, 2024 and 2023, PFHOF owed the Company $0 and $74,167, respectively, which is included in “Accounts Receivable, net” on the accompanying consolidated balance sheets.

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

The A&R Agreement sets forth the terms under which PFHOF licenses certain marks and works to the Company to utilize existing PFHOF marks and works in a HOFV proposed project. The Company’s bona fide use of PFHOF marks shall be in connection with the Village campus, youth sports programs, e-gaming, and/or video games, and such other fields of use that are not specifically set forth. The Company’s use and license rights of PFHOF marks and/or works vary based on the nature of the proposed project and are subject to PFHOF’s approval in each instance. In connection with any proposed project approved by PFHOF or use of any PFHOF work as approved by PFHOF, HOFV and PFHOF shall mutually agree on the license fee and/or royalty to be paid to PFHOF in connection therewith taking into consideration all relevant factors and uses thereof. The previous Global License Agreement required Newco to pay PFHOF an annual license fee of $900,000 in the first contract year, inclusive of calendar years 2021 and 2022; an annual license fee of $600,000 in each of contract years two through six; and an annual license fee of $750,000 per year starting in contract year seven through the end of the initial term. The A&R Agreement removes the requirement of payment of an annual license fee moving forward and in exchange for the Company executing the A&R Agreement, PFHOF has agreed to expressly waive payment of the annual license fee of $600,000 for 2024, which was invoiced in January and July. The A&R Agreement is effective September 11, 2024, and shall terminate on December 31, 2024. Thereafter, the A&R Agreement shall automatically renew for successive 1-year terms, unless either party gives written notice of intent not to renew at least sixty (60) days prior to the expiration of the then current term.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Related-Party Transactions (continued)

Related Party Lease Agreement

On November 1, 2023, HOF Village CFE, LLC (“Landlord”) entered into a ten-year lease agreement with Touchdown Work Place, LLC (“Tenant”) to commercial office space in the Company’s Constellation Center for Excellence, which included rent abatement of five months. On or about March 26, 2024, Landlord and Tenant negotiated a First Amendment to Lease Agreement to redefine the abatement period to six months, waiver of the security deposit, and Landlord agreed to provide monthly rent invoices for the term of the lease. Stuart Lichter is a director of the Company and the Managing Member of Touchdown Work Place, LLC.

IRG Proposal

On September 27, 2024, our Board of Directors received a preliminary, nonbinding proposal (“Proposed Transaction”) from IRG Canton Village Member (“Buyer”) related to a proposed acquisition by a to-be-formed affiliate of Buyer of all of the outstanding Common Stock not owned by Buyer, its affiliated entities and any potential co-investors in Buyer or its affiliates. In response to the Proposed Transaction, the Company’s Board of Directors formed a special committee made up of independent, disinterested directors (the “Special Committee”) to evaluate the proposal. There is no guarantee that any proposal made by IRG regarding a proposed transaction will be accepted by the Special Committee, that definitive documentation relating to any such transaction will be executed, or that a transaction will be consummated in accordance with that documentation, if at all. The Company and the Special Committee do not intend to comment on or disclose further developments regarding the Special Committee’s consideration of the Proposed Transaction unless and until it deems further disclosure is appropriate or required.

Agreements with Sports Complex Operator

As discussed in Note 2, the Company has an equity-method investment in Sports Complex Newco. In connection with this agreement, the Company and Sports Complex Newco also entered into a number of commercial agreements including, (i) the Facilities Management Agreement between HOF Village and Sports Complex Newco, pursuant to which HOF Village provides certain facilities services to Sports Complex Newco, (ii) the Marketing and SC Programming Collaboration Agreement among HOF Village, Sports Complex Newco and Purchaser Guarantor, pursuant to which the parties thereto collaborate with regard to marketing and programming of the ForeverLawn Sports Complex, (iii) the Marketing and CFP Programming Collaboration Agreement between HOF Village and Sports Complex Newco, pursuant to which the parties thereto collaborate with regard to marketing and programming at the Center for Performance, and (iv) the Food and Beverage Services Agreement between HOF Village and Sports Complex Newco, pursuant to which HOF Village provides certain food and beverage services to Sports Complex Newco.

As of December 31, 2024, the Company had accounts receivable due from Sports Complex Newco in the amount of $41,215, which is included in accounts receivable, net on the Company’s Consolidated Balance Sheet. As of December 31, 2024, the Company owed to Sports Complex Newco $572,718, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

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

Note 10: Concentrations

For the year ended December 31, 2024, two customers represented approximately 41.1% and 12.8% of the Company’s sponsorship revenue. For the year ended December 31, 2023, two customers represented approximately 41.6% and 17.7% of the Company’s sponsorship revenue. No other customers exceeded 10% of sponsorship revenue in 2024 and 2023.

As of December 31, 2024, two customers represented approximately 17.8% and 13.8% of the Company’s accounts receivable. As of December 31, 2023, three customers represented approximately 13.7%, 13.0% and 10.6% of the Company’s accounts receivable. No other customers exceeded 10% of outstanding accounts receivable as of December 31, 2024 and 2023.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Leases (continued)

Balance sheet information related to our leases is presented below:

	December 31,	December 31,
	2024	2023
Operating leases:
Right-of-use assets	$7,144,366	$7,387,693
Lease liability	3,333,443	3,440,630

Financing leases:
Right-of-use assets	$77,390	$-
Lease liability	68,156	-

Other information related to leases is presented below:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost	$453,255	$521,939

Other information:
Weighted-average remaining lease term – operating leases (in years)	89.7	90.9
Weighted-average discount rate – operating leases	10.0%	10.0%

Finance lease cost
Amortization of ROU asset	$12,140	$-
Interest on lease liabilities	$3,170	$-

Other information:
Weighted-average remaining lease term – finance leases (in years)	1.8	-
Weighted-average discount rate – finance leases	9.9%	-%

As of December 31, 2024, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2025	$301,400
2026	301,400
2027	301,400
2027	328,600
2029	328,600
Thereafter	38,786,800
Total future minimum lease payments, undiscounted	40,348,200
Less: imputed interest	(37,014,757)
Present value of future minimum lease payments	$3,333,443

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Leases (continued)

As of December 31, 2024, the annual minimum lease payments of our financing lease liabilities were as follows:

For The Years Ending December 31,
2025	$43,493
2026	30,217
Thereafter	-
Total future minimum lease payments, undiscounted	73,710
Less: imputed interest	(5,554)
Present value of future minimum lease payments	$68,156

Lessor Commitments

As of December 31, 2024 and 2023, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries.

Property and equipment currently under lease consists of the following:

	December 31, 2024	December 31, 2023
Land	$5,067,746	$5,067,746
Land improvements	189,270	189,270
Building and improvements	73,958,153	71,160,127
Equipment	2,946,942	2,802,324
Property and equipment, gross	82,162,111	79,219,467

Less: accumulated depreciation	(8,707,376)	(5,056,214)
Property and equipment, net	$73,454,735	$74,163,253

Certain of the Company’s lease arrangements have a base rent component plus a component of lease income that is variable based on the respective tenant’s sales performance.

Lease revenue is included in “Event, rents, restaurant, and other revenues” in the consolidated statements of operations. During the years ended December 31, 2024 and 2023, the Company recorded $1,696,675 and $730,348 of lease revenue, respectively. The future minimum lease revenue under these leases, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:
2025	$1,390,995
2026	1,399,685
2027	1,379,051
2028	1,124,167
2029	951,519
Thereafter	3,610,137
Total	$9,855,554

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

The default identified in the notice is a payment default under the Sale-Leaseback. Oak Street had agreed to forbear exercising remedies for the payment default until October 25, 2024. The outstanding principal balance of unpaid base rent under the Sale-Leaseback (inclusive of default interest and late fees accrued up to the date of termination) was approximately $2,600,000.

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

Note 12: Financing Liability (continued)

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

The event of default under the Waterpark Ground Lease results in an event of default under certain of the Company’s loan agreements. Such loan agreements under which the Company is in default total approximately $81 million gross principal outstanding as of December 31, 2024. Given the Company’s financial position, the Company is in default or risks becoming in default under certain other loan agreements.

During the year ended December 31, 2024, the Company recorded a loss on termination of the financing liability of $5,168,550, which represents the forfeiture of $56,964,097 of net assets on the property, offset by the book value of the terminated financing liability of $51,795,547.

As of December 31, 2024, the carrying value of the financing liability was $17,784,179, representing $362,654,653 in remaining payments under the leases, net of a discount of $344,870,474. The lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

As of December 31, 2023, the carrying value of the financing liability was $62,982,552, representing $2,200,060,745 in remaining payments under the leases, net of a discount of $2,137,078,193. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability, for the years ending December 31 are as follows:

2025	$1,259,335
2026	1,284,522
2027	1,310,212
2028	1,336,417
2029	1,363,145
Thereafter	356,101,022
Total Minimum Liability Payments	362,654,653
Imputed Interest	(344,870,474)
Total	$17,784,179

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Disposition

On January 11, 2024, HOF Village completed the sale to Sandlot Facilities, LLC (“Sandlot”) for a $10 million purchase price, subject to adjustment, of 80% of a newly formed limited liability company named Sandlot HOFV Canton SC, LLC (“Sports Complex Newco”), to which the Company, HOF Village and HOF Village Youth Fields, LLC had contributed the ForeverLawn Sports Complex business prior to closing. The transaction occurred pursuant to the terms of the Membership Interest Purchase Agreement, dated December 22, 2023 (the “Purchase Agreement”), among the Company, HOF Village, Sandlot and Sandlot Youth Sports Holdings, LLC. Under the Purchase Agreement, Sandlot held back $1.5 million of the Purchase Price to secure certain indemnification obligations of the Company and HOF Village, which holdback will be released by Sandlot for the benefit of HOF Village in three $500,000 increments at 6, 12 and 18 months after the January 11, 2024 closing date of the Transaction, subject to post-closing adjustment of the Purchase Price and any indemnification claims pursuant to the Purchase Agreement. During July 2024, the Company received the first of such holdback payments. As of December 31, 2024, $1 million remained outstanding and is included in “Prepaid expense and other assets” on the Company’s consolidated balance sheets.

In connection with this transaction, the Company recognized a loss on the sale of the sports complex of $140,041, as follows:

Purchase price	$10,000,000
Working capital adjustment	(214,222)
Net purchase price	9,785,778

Less: transaction costs	(159,144)
Less: book value of net assets sold	(12,213,120)
Plus: investment retained	2,446,445

Loss on sale	$(140,041)

The Company will account for the remaining investment in the sports complex as an equity-method investment and record its share of profit or loss as “Loss from equity method investments” on its consolidated statements of operations.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes

Significant components of the net deferred tax assets (liabilities) were as follows:

	As of December 31,
	2024	2023
U.S. federal tax loss carry–forward	$58,699,479	$45,041,986
U.S. local tax loss carry–forward	5,529,282	4,297,582
Equity based compensation-RSUs	2,185,532	2,103,659
Allowance for bad debt	267,792	231,437
Lease liabilities	781,517	790,485
Property and equipment	-	591,387
Unrealized gains and losses on investments	-	15,566
Total deferred tax assets	67,463,602	53,072,102
Unrealized gains and losses on investments	-	-
Property and equipment	(1,564,435)	-
Right of use assets	(1,659,198)	(1,623,765)
Total deferred tax liabilities	(3,223,633)	(1,623,765)
Total net deferred tax assets	64,239,969	51,448,337
Less: valuation allowance	(64,239,969)	(51,448,337)
Net deferred tax asset	$—	$—

As of December 31, 2024, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$279,521,326	Indefinite
U.S. local net operating loss carry–forwards	$279,963,638	2026

As of December 31, 2023, the Company had the following tax attributes:

	Amount	Begins to expire
U.S. federal net operating loss carry–forwards	$214,485,646	Indefinite
U.S. local net operating loss carry–forwards	$217,599,111	2026

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Income Taxes (continued)

As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. As of December 31, 2024, the Company has not performed a review of its changes in ownership under Section 382 of the Internal Revenue Code. However, as the Company’s net operating losses have a full valuation allowance, any limitations are expected to be immaterial. For the years ended December 31, 2024 and 2023, the valuation allowance increased by $12,791,632 and $15,112,774, respectively.

The provision for (benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Years Ended December 31,
	2024	2023
Expected Federal Tax	(21.0)%	(21.0)%
Local Tax (Net of Federal Benefit)	(2.0)	(2.0)
Non-controlling interest	-	-
Extinguishment of debt	-	-
Compensation limitation	0.3	0.4
Change in fair value of warrant liabilities	(0.1)	(0.2)
True up of prior year deferred tax assets	(0.1)	(0.8)
Change in valuation allowance	22.9	22.0
Effective rate of income tax	-%	-%

The Company files income tax returns in the U.S. federal jurisdiction and local (City of Canton) jurisdiction.

Note 15: Employee Benefit Plans

The Company has a defined contribution plan (the “Defined Contribution Plan”) whereby employer contributions are discretionary and determined annually. In addition, the Defined Contribution Plan allows participants to make elective deferral contributions through payroll deductions, of which the Company will match a portion of those contributions. During the years ended December 31, 2024 and 2023, the Company expensed matching contributions of $146,595 and $191,073, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Subsequent Events

Subsequent events have been evaluated through March 26, 2025, the date the consolidated financial statements were issued. Except as disclosed below, no events have been identified requiring disclosure or recording.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On January 10, 2025, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2023, as required by Nasdaq Listing Rule 5620(a) (the “Annual Meeting Requirement”).

The Notice had no immediate impact on the listing of the Company’s common stock (the “Common Stock”) on Nasdaq.

On February 18, 2025, the Company submitted to the Staff a plan of compliance which describes the circumstances under which it became noncompliant with the Annual Meeting Requirement and the Company’s plan with which it will regain compliance. The Staff has determined to grant the Company an extension until June 30, 2025 to regain compliance with the Annual Meeting Requirement by holding an annual meeting of shareholders.

Second Amendment to Note and Security Agreement

On January 24, 2025, the Borrowers entered into a Second Amendment to Note and Security Agreement (“Second Amendment”), with CHCL.CHCL is an affiliate of Stuart Lichter, a director of the Company.

Pursuant to the Second Amendment, which modifies the previously disclosed Note and Security Agreement, dated November 14, 2024, as amended by the First Amendment, dated January 10, 2025, the parties agreed to: (i) modify the definition of “Facility Amount” in Section 1 of the original note to increase such amount from $2,000,000 to $4,150,000, which allows Borrowers to request up to an additional $2,150,000 loan for general corporate purposes, subject to certain restrictions; and (ii) amend the definition of “Maturity Date” to mean the earliest to occur of (a) closing of the proposal to take the Company private; (b) the termination date, as defined in any definitive agreement and plan of merger entered in connection with a take private transaction, if applicable; or (c) the occurrence of certain events of default under the original instrument. As part of the agreement, Borrowers agree to establish a springing deposit account control agreement (the “DACA”) for a control account to hold cash collateral. Borrowers may use funds in the control account for ordinary business purposes, subject to the terms of the DACA.

Borrowers agreed to grant additional security to Lender to include the equity interests of any Borrower in HOF Village Retail I, LLC and HOF Village Retail II, LLC; all net income earned by Borrowers from the operation of the Gridiron Gastropub restaurant; and all rights of any Borrower, including any revenue received by any Borrower, under certain sponsorship agreements.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Subsequent Events (continued)

Third Amendment to Note and Security Agreement

On February 21, 2025, the Borrowers entered into a Third Amendment to Note and Security Agreement (“Third Amendment”), with CHCL.

The Third Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Third Amendment) to increase the facility amount from $4,150,000 to $5,150,000 allowing the Borrowers to request an additional $1,000,000 for general corporate purposes, subject to certain restrictions.

Fourth Amendment to Note and Security Agreement

On March 18, 2025, the Borrowers entered into a Fourth Amendment to Note and Security Agreement (“Fourth Amendment”), with CHCL. The Fourth Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement to increase the facility amount from $5,150,000 to $6,500,000 allowing the Borrowers to request an additional $1,350,000 for general corporate purposes, subject to certain restrictions.

Chief Executive Officer Resignation

On March 12, 2025, Michael Crawford informed the Board of Directors of Hall of Fame Resort & Entertainment Company (the “Company”) that he intends to resign as President, Chief Executive Officer, and Chairman of the Board of Directors. The resignation is not due to any disagreement with the Company on any matter related to its operations, policies, or practices. Mr. Crawford is resigning to pursue another career opportunity. The Board has begun the process of recruiting and evaluating candidates to succeed Mr. Crawford.

Mr. Crawford and the Company and its subsidiary HOF Village Newco, LLC (collectively, the “Parties”) have entered into a Retention and Consulting Agreement, dated March 18, 2025 (the “Retention and Consulting Agreement”), which provides that Mr. Crawford shall be paid an aggregate retention bonus of $300,000, including $73,000 for the agreed-upon value of unused accrued vacation, payable in increments of $100,000 on each of March 31, 2025, April 30, 2025, and May 31, 2025, provided that Mr. Crawford continues to serve as President, Chief Executive Officer, and Chairman of the Board through May 18, 2025 (the “Employment Termination Date”). Until the Employment Termination Date, Mr. Crawford would also continue to receive his base salary and other benefits due under the Amended and Restated Employment Agreement among the Parties dated November 22, 2022, as amended by Amendment to Amended and Restated Employment Agreement, effective May 1, 2023 (as amended, the “Employment Agreement”). Mr. Crawford agrees his termination of employment on the Employment Termination Date will constitute neither termination by the Company without cause nor termination by Mr. Crawford for good reason under the Employment Agreement. No sooner than the Employment Termination Date, and no later than 14 days after the Employment Termination Date, Mr. Crawford shall deliver to the Company an effective and irrevocable general release of claims.

Under the Retention and Consulting Agreement, Mr. Crawford will provide up to 10 hours per week of consulting services to the Company between the Employment Termination Date and August 18, 2025 (the “Consulting Period”). During the Consulting Period, the Company shall pay Mr. Crawford a consulting fee of $500 per hour. During the Consulting Period, Mr. Crawford shall all times be an independent contractor. Effective upon the commencement of the Consulting Period, the Retention and Consulting Agreement will supersede and replace the Employment Agreement, which will be of no further effect, except that Section 4 of the Employment Agreement shall remain in full force and effect. Section 4 includes provisions addressing non-competition, non-solicitation and confidentiality, among other terms. Following the Employment Termination Date, Mr. Crawford shall not be entitled to receive any employment benefits from the Company and shall not be eligible to participate in any benefit programs of the Company, including but not limited to health insurance, vacation, sick leave, life insurance, pension or retirement plans, disability programs, or other benefits, benefit plans or benefit programs.

To protect the Company’s confidential information (“Company Confidential Information”), Mr. Crawford covenants and agrees in the Retention and Consulting Agreement that Mr. Crawford will at all times hold the Company Confidential Information in confidence, will take all reasonable and necessary measures to prevent the disclosure of the Company Confidential Information. Mr. Crawford further acknowledges that all Company Confidential Information is and shall remain the sole, exclusive, and valuable property of the Company and that Crawford has and shall acquire no right, title, or interest therein.

By and in consideration of the Company’s entering into the Retention and Consulting Agreement, Mr. Crawford shall not, during the Consulting Period and for a period of six months after termination of the Retention and Consulting Agreement, engage in competition with the Company. “Competition” for purposes of this agreement means owning, operating, or otherwise providing services to a pro sports themed destination resort that includes entertainment and media components. By and in consideration of the Company’s entering into the Retention and Consulting Agreement, Mr. Crawford shall not, during the Consulting Period and for a period of 12 months thereafter: (i) directly or indirectly hire, induce, or solicit for employment any person who is, or within 12 months prior to the date of such hiring, inducement, or solicitation was, an employee of the Company; or (ii) induce or solicit (or assist any person or entity to induce or solicit) any person who is an employee of the Company to terminate his/her employment relationship with the Company.