Form 10-Q
period 2025-03-31
Hall of Fame Resort & Entertainment Co
filed 2025-05-13
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, there were 6,699,159 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Cash	$545,318	$432,174
Restricted cash	3,979,355	4,015,377
Equity method investments	2,170,625	2,228,074
Investments available for sale	2,433,000	2,433,000
Accounts receivable, net	1,118,954	1,520,166
Prepaid expenses and other assets	6,269,424	3,741,122
Property and equipment, net	330,590,417	334,709,643
Right-of-use lease assets	7,175,401	7,221,756
Project development costs	10,404,184	10,404,499
Total assets	$364,686,678	$366,705,811

Liabilities and stockholders' equity
Liabilities
Notes payable, net	$251,947,817	$245,747,816
Accounts payable and accrued expenses	25,073,843	18,898,521
Due to affiliate	3,060,181	2,910,827
Warrant liability	41,000	75,000
Financing liability	17,791,647	17,784,179
Lease liability	3,398,490	3,401,599
Other liabilities	6,408,351	5,656,410
Total liabilities	307,721,329	294,474,352

Commitments and contingencies (Note 6, 7, and 8)

Stockholders' equity
Undesignated preferred stock, $0.0001 par value; 4,917,000 shares authorized; no shares issued or outstanding at March 31, 2025 and December 31, 2024	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024; liquidation preference of $222,011 as of March 31, 2025	-	-
Series C convertible preferred stock, $0.0001 par value; 15,000 shares designated; 15,000 shares issued and outstanding at March 31, 2025 and December 31, 2024; liquidation preference of $15,707,500 as of March 31, 2025	2	2
Common stock, $0.0001 par value; 300,000,000 shares authorized; 6,698,645 and 6,558,279 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	669	655
Additional paid-in capital	346,824,983	346,756,157
Accumulated deficit	(288,896,879)	(273,561,929)
Total equity attributable to HOFRE	57,928,775	73,194,885
Non-controlling interest	(963,426)	(963,426)
Total equity	56,965,349	72,231,459
Total liabilities and stockholders' equity	$364,686,678	$366,705,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenues
Sponsorships, net of activation costs	$566,263	$859,731
Event, rents, restaurant, and other revenues	1,110,645	2,054,877
Hotel revenues	1,268,425	1,276,707
Total revenues	2,945,333	4,191,315

Operating expenses
Operating expenses	5,669,135	6,150,364
Hotel operating expenses	1,414,701	974,432
Depreciation expense	4,233,825	4,158,750
Total operating expenses	11,317,661	11,283,546

Loss from operations	(8,372,328)	(7,092,231)

Other income (expense)
Interest expense, net	(5,524,454)	(6,521,534)
Amortization of discount on note payable	(1,148,719)	(955,322)
Change in fair value of warrant liability	34,000	49,000
Loss on sale of asset	-	(140,041)
(Loss) income from equity method investments	(57,449)	29,952
Total other expense	(6,696,622)	(7,537,945)

Net loss	$(15,068,950)	$(14,630,176)

Preferred stock dividends	(266,000)	(266,000)
Loss attributable to non-controlling interest	-	8,588

Net loss attributable to HOFRE stockholders	$(15,334,950)	$(14,887,588)

Net loss per share, basic and diluted	$(2.30)	$(2.30)

Weighted average shares outstanding, basic and diluted	6,672,941	6,486,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(unaudited)

	Series B Convertible Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Interest	Equity
Balance as of January 1, 2025	-	$-	15,000	$2	6,558,279	$655	$346,756,157	$(273,561,929)	$73,194,885	$(963,426)	$72,231,459

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	68,840	-	68,840	-	68,840
Vesting of restricted stock units, net of 1,050 shares withheld for taxes	-	-	-	-	140,366	14	(14)	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(15,068,950)	(15,068,950)	-	(15,068,950)

Balance as of March 31, 2025	-	$-	15,000	$2	6,698,645	$669	$346,824,983	$(288,896,879)	$57,928,775	$(963,426)	$56,965,349

Balance as of January 1, 2024	200	$-	15,000	$2	6,437,020	$643	$344,335,489	$(216,643,882)	$127,692,252	$(954,838)	$126,737,414

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	96,469	-	96,469	-	96,469
Vesting of restricted stock units, net of 7,672 shares withheld for taxes	-	-	-	-	65,417	7	(7)	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Warrants issued for financing liability proceeds	-	-	-	-	-	-	1,666,000	-	1,666,000	-	1,666,000
Net loss	-	-	-	-	-	-	-	(14,621,588)	(14,621,588)	(8,588)	(14,630,176)

Balance as of March 31, 2024	200	$-	15,000	$2	6,502,437	$650	$346,097,951	$(231,531,470)	$114,567,133	$(963,426)	$113,603,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(15,068,950)	$(14,630,176)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities
Depreciation expense	4,233,825	4,158,750
Amortization of note discount and deferred financing costs	1,148,719	955,322
Amortization of financing liability	325,581	1,798,295
Loss (income) from equity method investments	57,449	(29,952)
Interest paid in kind	3,076,207	2,905,941
Loss on sale of asset	-	140,041
Bad debt expense	99,825	-
Change in fair value of warrant liability	(34,000)	(49,000)
Stock-based compensation expense	68,840	96,469
Non-cash operating lease expense	123,012	124,429
Amortization of ROU assets under finance leases	5,426	-
Accretion of finance lease liability	1,488	-
Changes in operating assets and liabilities:
Accounts receivable	301,387	(189,474)
Prepaid expenses and other assets	(2,528,302)	(3,106,777)
Accounts payable and accrued expenses	5,897,838	977,566
Operating leases	(75,350)	(76,608)
Due to affiliate	149,354	1,432,932
Other liabilities	751,941	3,015,367
Net cash used in operating activities	(1,465,710)	(2,476,875)

Cash Flows From Investing Activities
Proceeds from sale of assets	-	8,126,634
Additions to project development costs and property and equipment	(102,800)	(11,094,441)
Net cash used in investing activities	(102,800)	(2,967,807)

Cash Flows From Financing Activities
Proceeds from notes payable	4,512,945	8,722,258
Repayments of notes payable	(2,537,870)	(10,962,096)
Payment of finance leases	(11,330)	-
Payment on financing liability	(318,113)	(747,396)
Proceeds from financing liabilities	-	3,500,000
Net cash provided by financing activities	1,645,632	512,766

Net increase (decrease) in cash and restricted cash	77,122	(4,931,916)

Cash and restricted cash, beginning of year	4,447,551	11,816,083

Cash and restricted cash, end of period	$4,524,673	$6,884,167

Cash	$545,318	$2,713,210
Restricted Cash	3,979,355	4,170,957
Total cash and restricted cash	$4,524,673	$6,884,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,242,014	$1,739,082
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$7,867,424	$9,028,091
Warrants issued in connection with financing liability	$-	$1,666,000
Proceeds from sale of assets held in escrow	$-	$1,500,000
Accrued Series B preferred stock dividends	$266,000	$116,000

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1: Organization, Nature of Business, and Liquidity (continued)

Liquidity and Going Concern

The Company has sustained recurring losses through March 31, 2025 and the Company’s accumulated deficit was $288.9 million as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of March 31, 2025, the Company had approximately $0.5 million of unrestricted cash and $4.0 million of restricted cash. During the three months ended March 31, 2025, the Company had cash used in operating activities of $1.5 million. The Company has approximately $117 million of debt coming due through March 31, 2026.

On October 26, 2024, the Company received a notice of termination due to event of default on its waterpark ground lease. Under the waterpark ground lease, the notice of termination required that the Company immediately surrender the waterpark premises and related improvements to the landlord. The event of default under the Waterpark Ground Lease results in an event of default under certain of the Company’s loan agreements. Such loan agreements under which the Company is in default total approximately $81 million gross principal outstanding as of March 31, 2025. See Note 12 – Financing Liability – for more discussion of this termination. Given the Company’s financial position, the Company is in default or risks becoming in default under certain other loan agreements.

The Company will need to raise additional financing to accomplish its development plan and fund its working capital. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all. Cash flows generated from the Company’s operations are insufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund or must significantly curtail its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern including meeting its obligations as they come due for at least one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and Rule 10 of Regulation S-X under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2024, filed on March 26, 2025. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2025.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions for the Company relate to credit losses, depreciation, costs capitalized to project development costs, useful lives of long-lived assets, impairment, stock-based compensation, and fair value of financial instruments (including the fair value of the Company’s warrant liability). Management adjusts such estimates when facts and circumstances dictate. Actual results could differ from those estimates.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2025 and December 31, 2024, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances as of March 31, 2025 and December 31, 2024 were $3,979,355 and $4,015,377, respectively.

Investments

The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All marketable equity and debt securities held by the Company are accounted for under "Accounting Standards Codification ("ASC")” Topic 320, “Investments – Debt and Equity Securities.” The Company recognizes interest income on these securities ratably over their term utilizing the interest method.

As of March 31, 2025 and December 31, 2024, the Company also had $2,433,000 and $2,433,000, respectively, in investments available for sale, which are marked to market value at each reporting period.

Equity Method Investments

Investments in unconsolidated affiliates, which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in equity method investment in the accompanying condensed consolidated balance sheets. The Company's share of the profits and losses from these investments is reported in “(Loss) income from equity method investments” in the accompanying condensed consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.

Accounts Receivable

Accounts receivable are generally amounts due under sponsorship and other agreements and are recorded at the invoiced amount. Accounts receivable are reviewed for delinquencies on a case-by-case basis and are considered delinquent when the sponsor or customer has missed a scheduled payment. As of January 1, 2024, the Company's accounts receivable balance was $1,108,460, which was net of an allowance for credit losses of $243,081.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company reviews its accounts receivable on a case-by-case basis and writes off any accounts receivable for which collection efforts have been exhausted. As of March 31, 2025 and December 31, 2024, the Company has recorded an allowance for credit losses of $126,469 and $277,673, respectively.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2025 and December 31, 2024, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses on the Company’s condensed consolidated statements of operations. There were no amounts incurred for penalties and interest for the three months ended March 31, 2025 and 2024. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2021 through 2024 remain subject to examination.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Film and Media Costs

The Company capitalizes all costs to develop films and related media as an asset, included in “project development costs” on the Company’s condensed consolidated balance sheets. The costs for each film or media will be expensed over the expected release period. During the three months ended March 31, 2025 and 2024, the Company did not recognize any film and media costs.

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

The following table provides the financial assets and liabilities measured on a recurring basis and reported at fair value on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2025	December 31, 2024
Warrant liabilities – Public Series A Warrants	1	$41,000	$75,000
Warrant liabilities – Private Series A Warrants	3	-	-
Warrant liabilities – Series B Warrants	3	-	-
Fair value of aggregate warrant liabilities		$41,000	$75,000

Investments available for sale	3	$2,433,000	$2,433,000

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Total Warrant Liability
Fair value as of December 31, 2024	$75,000	$-	$-	$75,000

Change in fair value	(34,000)	-	-	(34,000)

Fair value as of March 31, 2025	$41,000	$-	$-	$41,000

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025		December 31, 2024
	Private Series A Warrants	Series B Warrants	Private Series A Warrants	Series B Warrants
Term (years)	0.3	0.6	0.5	0.9
Stock price	$0.83	$0.83	$1.30	$1.30
Exercise price	$253.11	$30.81	$253.11	$30.81
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	103.91%	107.99%	99.70%	82.40%
Risk free interest rate	4.35%	4.35%	4.16%	4.16%

Number of shares	95,576	170,862	95,576	170,862

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

For the three months ended March 31, 2025 and 2024, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive.

As of March 31, 2025 and 2024, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Three Months Ended March 31,
	2025	2024
Warrants to purchase shares of Common Stock	3,681,403	3,683,962
Unvested restricted stock units to be settled in shares of Common Stock	38,481	210,200
Shares of Common Stock issuable upon conversion of convertible notes	11,362,350	9,990,227
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	-	2,971
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	454,408	454,408
Total potentially dilutive securities	15,536,642	14,341,768

Recent Accounting Standards

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 3: Property and Equipment

Property and equipment, net, including property and equipment held for sale consists of the following:

	Useful Life	March 31, 2025	December 31, 2024
Land	Indefinite	$27,651,699	$27,651,699
Land improvements	25 years	33,571,252	33,571,252
Building and improvements	15 to 39 years	350,729,107	350,625,605
Equipment	5 to 10 years	10,867,428	10,856,330
Property and equipment, gross		422,819,486	422,704,886

Less: accumulated depreciation		(92,229,069)	(87,995,243)
Property and equipment, net, including property and equipment held for sale		$330,590,417	$334,709,643

Project development costs		$10,404,184	$10,404,499

For the three months ended March 31, 2025 and 2024, the Company recorded depreciation expense of $4,233,825 and $4,158,750, respectively. For the three months ended March 31, 2025 and 2024, the Company incurred $0 and $10,915,894 of capitalized project development costs, respectively. Included in those amounts are $0 and $3,230,461, respectively, in capitalized interest.

For the three months ended March 31, 2025 and 2024, the Company transferred $0 and $349,655 from Project development costs to Property and equipment, respectively.

Included in project development costs are film development costs of $100,000 and $200,000 as of March 31, 2025 and 2024, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net

Notes payable, net consisted of the following at March 31, 2025(1):

		Debt discount and deferred financing		Interest Rate		Maturity
	Gross	costs	Net	Stated	Effective	Date
Preferred equity Loan(2)	$6,800,000	$-	$6,800,000	7.00%	7.00%	Various
City of Canton Loan(7)	3,312,500	-	3,312,500	5.00%	5.00%	7/1/2046
New Market/SCF(7)	3,180,654	-	3,180,654	6.00%	6.00%	6/30/2044
CHCL Capital Loan(5)	11,920,292	(118,024)	11,802,268	12.50%	12.50%	9/30/2025
MKG DoubleTree Loan	10,926,452	-	10,926,452	8.45%	8.45%	9/13/2028
Convertible PIPE Notes	33,126,539	-	33,126,539	10.00%	24.40%	Various
Canton Cooperative Agreement(1)	2,355,000	(152,443)	2,202,557	3.85%	5.35%	5/15/2040
CH Capital Loan(4)(5)	16,519,001	(311,264)	16,207,737	12.50%	12.50%	9/30/2025
Constellation EME #2(3)	425,777	-	425,777	5.93%	5.93%	4/30/2026
IRG Split Note(5)	5,599,731	(55,443)	5,544,288	12.50%	12.50%	9/30/2025
CHCL Split Note(5)	5,599,731	(55,443)	5,544,288	12.50%	12.50%	9/30/2025
ErieBank Loan(6)	19,832,816	(383,908)	19,448,908	7.13%	7.13%	6/15/2034
PACE Equity Loan	7,948,375	(225,803)	7,722,572	6.05%	6.18%	7/31/2047
PACE Equity CFP	3,570,926	(147,026)	3,423,900	6.05%	6.10%	12/1/2046
CFP Loan(5)	5,241,299	(51,894)	5,189,405	12.50%	12.50%	9/30/2025
Stark County Community Foundation(7)	5,451,667	-	5,451,667	6.00%	6.00%	6/30/2044
CH Capital Bridge Loan(5)	13,756,272	(136,202)	13,620,070	12.50%	12.50%	9/30/2025
Stadium PACE Loan	32,798,696	(750,737)	32,047,959	6.00%	6.51%	1/1/2049
Stark County Infrastructure Loan(7)	5,520,383	-	5,520,383	6.00%	6.00%	6/30/2044
City of Canton Infrastructure Loan(7)	5,000,000	(8,429)	4,991,571	5.00%	5.00%	7/1/2046
TDD Bonds	7,185,000	(636,336)	6,548,664	5.41%	5.78%	12/1/2046
TIF	18,025,000	(1,365,594)	16,659,406	6.375%	6.71%	12/30/2048
CH Capital Retail	12,040,359	(119,211)	11,921,148	12.5%	12.5%	12/5/2025
DoubleTree TDD	3,445,000	(650,127)	2,794,873	6.875%	8.53%	5/15/2044
DoubleTree PACE(1)	2,675,000	-	2,675,000	6.625%	6.625%	5/15/2040
Constellation EME #3(3)	8,602,594	-	8,602,594	11.2%	11.2%	6/30/2029
SCF Loan	1,500,000	-	1,500,000	6.00%	6.00%	6/30/2025
CH Capital 2024 Loan	4,756,637	-	4,756,637	12.00%	12.00%	9/30/2025
Total	$257,115,701	$(5,167,884)	$251,947,817

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Notes payable, net consisted of the following at December 31, 2024(1):

	Gross	Debt discount and deferred financing costs	Net
Preferred equity Loan(2)	$6,800,000	$-	$6,800,000
City of Canton Loan(7)	3,312,500	-	3,312,500
New Market/SCF(7)	3,180,654	-	3,180,654
CHCL Capital Loan(5)	11,441,008	(26,998)	11,414,010
MKG DoubleTree Loan	11,000,000	-	11,000,000
Convertible PIPE Notes	32,318,575	(991,892)	31,326,683
Canton Cooperative Agreement	2,355,000	(154,270)	2,200,730
CH Capital Loan(4)(5)	16,339,523	(147,709)	16,191,814
Constellation EME #2(3)	579,200	-	579,200
IRG Split Note(5)	5,374,579	(12,723)	5,361,856
CHCL Split Note(5)	5,374,579	(12,723)	5,361,856
ErieBank Loan(6)	19,912,364	(401,588)	19,510,776
PACE Equity Loan	7,948,375	(227,189)	7,721,186
PACE Equity CFP	3,570,926	(147,773)	3,423,153
CFP Loan(5)	5,030,559	(11,908)	5,018,651
Stark County Community Foundation(7)	5,451,667	-	5,451,667
CH Capital Bridge Loan(5)	13,202,903	(33,940)	13,168,963
Stadium PACE Loan	32,798,696	(773,247)	32,025,449
Stark County Infrastructure Loan(7)	5,520,383	-	5,520,383
City of Canton Infrastructure Loan(7)	5,000,000	(8,429)	4,991,571
TDD Bonds	7,185,000	(640,151)	6,544,849
TIF	18,025,000	(1,372,351)	16,652,649
CH Capital Retail	11,556,245	-	11,556,245
DoubleTree TDD	3,445,000	(653,942)	2,791,058
DoubleTree PACE	2,675,000	-	2,675,000
Constellation EME #3(3)	9,010,681	-	9,010,681
SCF Loan	1,500,000	-	1,500,000
CH Capital 2024 Loan	1,456,232	-	1,456,232
Total	$251,364,649	$(5,616,833)	$245,747,816

During the three months ended March 31, 2025 and 2024, the Company recorded amortization of note discounts and deferred financing costs of $1,148,719 and $955,322, respectively.

During three months ended March 31, 2025 and 2024, the Company recorded paid-in-kind interest of $3,076,207 and $2,905,941, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

See below footnotes for the Company’s notes payable:

(1)	The Company’s notes payable are subject to certain customary financial and non-financial covenants. As of March 31, 2025, the Company believes that it was in compliance with or had received waivers for its notes payable covenants. However, on May 8, 2025, the Company received a default notice on the Company’s Canton Cooperative Agreement and DoubleTree PACE loans for late payment. Many of the Company’s notes payable are secured by the Company’s developed and undeveloped land and other assets.

(2)	The Company had 6,800 and 6,800 shares of Series A Preferred Stock outstanding and 52,800 shares of Series A Preferred Stock authorized as of March 31, 2025 and December 31, 2024, respectively. The Series A Preferred Stock is required to be redeemed for cash after five years from the date of issuance.

(3)	The Company also has a sponsorship agreement with Constellation New Energy, Inc., the lender of the Constellation EME #2 and #3 notes.

(4)	On March 31, 2025, the Company entered into an omnibus extension of its IRG-related loans. See discussion below.

(5)	On March 31, 2025, the Company entered into an Amendment to the PIPE Notes with holders of approximately 79% of the outstanding PIPE Notes. The Amendment extends the maturity date of those PIPE Notes to December 31, 2025.

As of March 31, 2025 and December 31, 2024, the Company had aggregate amounts of $2,199,936 and $1,029,112, respectively, of accrued interest on its notes payable. These amounts are included in “accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheets.

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

CH Capital Term Loan, continued

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

IRG Loan Amendments

On March 31, 2025, the Company entered into a formal omnibus extension of debt instruments (“Omnibus Extension”) with CH Capital Lending, LLC, a Delaware limited liability company (“CHCL”), IRG, LLC, a Nevada limited liability company (“IRG”), and Midwest Lender Fund, LLC, a Delaware limited liability company (“MLF” individually; IRG, CHCL, and MLF referred to collectively as “Lenders”). The impacted agreements include the following, as amended from time to time (collectively, “Subject IRG Debt Instruments”):

a.	The CH Capital Loan

b.	The CHCL Capital Loan (formerly the JKP Capital Loan)

c.	The IRG Split Note

d.	The CHCL Split Note (formerly the JKP Split Note)

e.	The CH Capital Bridge Loan

f.	The CFP Loan; and

g.	The CH Capital Retail Loan

Pursuant to the Omnibus Extension, the Company and Lenders agreed to extend the maturity date of the Subject IRG Debt Instruments to September 30, 2025.

ErieBank Release of Cash Pledge

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of March 31, 2025 are as follows:

For the years ending December 31,	Amount
2025 (nine months)	$115,845,864
2026	5,904,740
2027	7,757,437
2028	14,523,284
2029	3,410,008
Thereafter	109,674,368
Total Gross Principal Payments	$257,115,701

Less: Debt discount and deferred financing costs	(5,167,884)

Total Net Principal Payments	$251,947,817

Note 5: Stockholders’ Equity

2020 Omnibus Incentive Plan

On July 1, 2020, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 82,397 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by 181,818 the number of shares of Common Stock, that will be available for issuance under the 2020 Omnibus Incentive Plan. On June 7, 2023, the Company’s stockholders further approved an amendment to increase by 275,000 the number of shares available under the 2020 Omnibus Incentive Plan. As of March 31, 2025, 133,995 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Hall of Fame Resort & Entertainment Company 2023 Inducement Plan

On January 24, 2023, the Company’s board of directors adopted the Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (the “Inducement Plan”).  The Inducement Plan is not subject to stockholder approval.  The aggregate number of shares of Common Stock that may be issued or transferred pursuant to awards covered by the Inducement Plan (including existing inducement awards amended to be subject to the Inducement Plan) is 110,000.  Awards covered by the Inducement Plan include only inducement grants under Nasdaq Listing Rule 5635(c)(4). As of March 31, 2025, 62,652 shares remained available for issuance under the Inducement Plan.

Restricted Stock Units

During the three months ended March 31, 2025, the Company did not grant any Restricted Stock Units (“RSUs”). The RSUs previously issued were valued at the value of the Company’s Common Stock on the date of grant. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

The Company’s activity in RSUs was as follows for the three months ended March 31, 2025:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2025	203,046	$4.38
Vested	(141,416)	$4.10
Forfeited	(23,149)	$3.75
Non–vested at March 31, 2025	38,481	$5.81

For the three months ended March 31, 2025 and 2024, the Company recorded $68,840 and $181,768, respectively, in stock-based compensation expense related to restricted stock units. Stock-based compensation expense is a component of “Operating expenses” in the condensed consolidated statements of operations. As of March 31, 2025, unamortized stock-based compensation costs related to restricted stock units were $170,227 and will be recognized over a weighted average period of 1.23 years.

Warrants

The Company’s warrant activity was as follows for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2025	3,681,403	$82.62	1.80	$-
Outstanding – March 31, 2025	3,681,403	$82.62	1.55	$-
Exercisable – March 31, 2025	3,681,403	$82.62	1.55	$-

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

As of May 13, 2025, the Company has not made its required payment that was due in the quarter ended December 31, 2024.

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

As of March 31, 2025, scheduled future cash to be received under the agreements, are as follows:

Year ending December 31,
2025 (nine months)	$889,250
2026	2,064,214
2027	1,397,265
2028	1,257,265
2029	1,257,265
Thereafter	-

Total	$6,865,259

As services are provided, the Company recognizes revenue on a straight-line basis over the expected term of the agreement. During the three months ended March 31, 2025 and 2024, the Company recognized $566,263 and $859,731 of net sponsorship revenue, respectively.

Note 7: Other Commitments

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. The agreement will be terminated on the fifth anniversary of the hotel opening date, or November 21, 2025, unless otherwise extended. For the three months ended March 31, 2025 and 2024, the Company incurred $38,060 and $35,109, respectively in management fees.

Management Agreement with Shula’s Steak Houses, LLLP

On October 7, 2020, the Company entered into a management agreement with Shula’s Steak Houses, LLLP (“Shula’s”). The Company appointed and engaged Shula’s to develop, operate and manage the Don Shula’s American Kitchen restaurant. The initial term of the agreement is for a period of ten years or October 7, 2030. On June 8, 2024, the Company provided notice to Shula’s of its intent to terminate the management agreement. The Company and Shula’s entered into a phased transition plan. On August 18, 2024, the Company completely took over management of the restaurant, and on October 22, 2024, opened it under a new brand, "Gridiron Gastropub". For the three months ended March 31, 2025 and 2024, the Company incurred $0 and $24,374, respectively in management fees.

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

As part of this agreement, the Company will receive a limited equity interest in Betr and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing. The limited equity interest was in the form of penny warrants initially valued at $4,000,000 at the grant date. The grant date value of these warrants was recorded as deferred revenue (within “Other liabilities” on the condensed consolidated balance sheets) and will be amortized over the life of the sports betting agreement. At March 31, 2025 and 2024, the amount remaining in deferred revenue was $3,100,000 and $3,500,000, respectively. The Company is also recognizing the change in fair value of the warrants under “Change in fair value of investments available for sale” on the condensed consolidated statements of operations.

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

In May of 2024, the Ohio Casino Control Commission approved a waiver giving the Executive Director the immediate ability and discretion to extend the “use it or lose it” compliance period for all licensed Type B sports gaming proprietors and service providers. With the approval of this waiver and the proposed corresponding rule change, all licensees will be given the full length of their initial licensure period for compliance. The Company now has until December 31, 2027, to accept at least one retail sports bet under its Type B license. If at least one sports bet is not taken through an approved method before this date, the Company will not be eligible to apply for another license for a period of one year after the expiration of the license. For the three months ended March 31, 2025 and 2024, the Company recorded $187,500 and $162,500, respectively in revenue.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 7: Other Commitments (continued)

Other Liabilities

Other liabilities consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Activation fund reserves	$132,848	$121,748
Deferred revenue	5,912,621	5,208,904
Deposits and other liabilities	362,882	325,758
Total	$6,408,351	$5,656,410

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

Mr. Crawford and the Company have entered into a Retention and Consulting Agreement, dated March 18, 2025 (the “Retention and Consulting Agreement”), which provides that Mr. Crawford shall be paid an aggregate retention bonus of $300,000, including $73,000 for the agreed-upon value of unused accrued vacation, payable in increments of $100,000 on each of March 31, 2025, April 30, 2025, and May 31, 2025, provided that Mr. Crawford continues to serve as President, Chief Executive Officer, and Chairman of the Board through May 18, 2025 (the “Employment Termination Date”). Until the Employment Termination Date, Mr. Crawford would also continue to receive his base salary and other benefits due under the Amended and Restated Employment Agreement among the Parties dated November 22, 2022, as amended by Amendment to Amended and Restated Employment Agreement, effective May 1, 2023 (as amended, the “Employment Agreement”). Mr. Crawford agrees his termination of employment on the Employment Termination Date will constitute neither termination by the Company without cause nor termination by Mr. Crawford for good reason under the Employment Agreement. No sooner than the Employment Termination Date, and no later than 14 days after the Employment Termination Date, Mr. Crawford shall deliver to the Company an effective and irrevocable general release of claims.

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

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Due to IRG Member	$2,796,169	$2,646,169
Due to PFHOF	264,012	264,658
Total	$3,060,181	$2,910,827

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

As of March 31, 2025 and December 31, 2024, PFHOF owed the Company $25,745 and $0, respectively, which is included in “Accounts Receivable, net” on the accompanying condensed consolidated balance sheets.

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

The A&R Agreement sets forth the terms under which PFHOF licenses certain marks and works to the Company to utilize existing PFHOF marks and works in a HOFV proposed project. The Company’s bona fide use of PFHOF marks shall be in connection with the Village campus, youth sports programs, e-gaming, and/or video games, and such other fields of use that are not specifically set forth. The Company’s use and license rights of PFHOF marks and/or works vary based on the nature of the proposed project and are subject to PFHOF’s approval in each instance. In connection with any proposed project approved by PFHOF or use of any PFHOF work as approved by PFHOF, HOFV and PFHOF shall mutually agree on the license fee and/or royalty to be paid to PFHOF in connection therewith taking into consideration all relevant factors and uses thereof. The previous Global License Agreement required Newco to pay PFHOF an annual license fee of $900,000 in the first contract year, inclusive of calendar years 2021 and 2022; an annual license fee of $600,000 in each of contract years two through six; and an annual license fee of $750,000 per year starting in contract year seven through the end of the initial term. The A&R Agreement removes the requirement of payment of an annual license fee moving forward and in exchange for the Company executing the A&R Agreement, PFHOF has agreed to expressly waive payment of the annual license fee of $600,000 for 2024, which was invoiced in January and July. The A&R Agreement is effective September 11, 2024, and was effective through December 31, 2024. Thereafter, the A&R Agreement shall automatically renew for successive 1-year terms, unless either party gives written notice of intent not to renew at least sixty (60) days prior to the expiration of the then current term. No party provided notice to not renew, and therefore the A&R Agreement was automatically renewed through December 31, 2025.

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

As of March 31, 2025 and December 31, 2024, the Company had accounts receivable due from Sports Complex Newco in the amount of $0 and $41,215, respectively, which is included in accounts receivable, net on the Company’s condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the Company owed to Sports Complex Newco $619,319 and $572,718, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

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

Note 10: Concentrations

For the three months ended March 31, 2025, two customers represented approximately 51.1% and 15.2% of the Company’s sponsorship revenue. For the three months ended March 31, 2024, two customers represented approximately 34.0% and 31.5% of the Company’s sponsorship revenue. No other customers exceeded 10% of sponsorship revenue in 2025 and 2024.

As of March 31, 2025, two customers represented approximately 27.6% and 13.2% of the Company’s accounts receivable. As of March 31, 2024, four customers represented approximately 24.3%, 19.4%, 13.6% and 11.1% of the Company’s accounts receivable. No other customers exceeded 10% of outstanding accounts receivable as of March 31, 2025 and 2024.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 11: Leases (continued)

Balance sheet information related to our leases is presented below:

	March 31,	December 31,
	2025	2024
Operating leases:
Right-of-use assets	$7,104,396	$7,144,366
Lease liability	3,340,176	3,333,443
Financing leases:
Right-of-use assets	$71,005	$77,390
Lease liability	58,314	68,156

Other information related to leases is presented below:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease cost	$123,012	$124,429
Other information:
Weighted-average remaining lease term – operating leases (in years)	89.5	90.6
Weighted-average discount rate – operating leases	10.0%	10.0%

Finance lease cost
Amortization of ROU asset	$5,426	$-
Interest on lease liabilities	$1,488	$-
Other information:
Weighted-average remaining lease term – finance leases (in years)	1.56
Weighted-average discount rate – finance leases	10.0%

As of March 31, 2025, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2025 (nine months)	$226,050
2026	301,400
2027	301,400
2027	328,600
2029	328,600
Thereafter	38,787,867
Total future minimum lease payments, undiscounted	40,273,917
Less: imputed interest	(36,933,741)
Present value of future minimum lease payments	$3,340,176

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 11: Leases (continued)

As of March 31, 2025, the annual minimum lease payments of our financing lease liabilities were as follows:

For The Years Ending December 31,
2025 (nine months)	$32,163
2026	30,217
Thereafter	-
Total future minimum lease payments, undiscounted	62,380
Less: imputed interest	(4,066)
Present value of future minimum lease payments	$58,314

Lessor Commitments

As of March 31, 2025 and December 31, 2024, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries.

Property and equipment currently under lease consists of the following:

	March 31, 2025	December 31, 2024
Land	$5,067,746	$5,067,746
Land improvements	189,270	189,270
Building and improvements	74,061,654	73,958,153
Equipment	2,946,942	2,946,942
Property and equipment, gross	82,265,612	82,162,111

Less: accumulated depreciation	(9,640,238)	(8,707,376)
Property and equipment, net	$72,625,374	$73,454,735

Certain of the Company’s lease arrangements have a base rent component plus a component of lease income that is variable based on the respective tenant’s sales performance.

Lease revenue is included in “Event, rents, restaurant, and other revenues” in the condensed consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Company recorded $346,753 and $641,577 of lease revenue, respectively. The future minimum lease revenue under these leases, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:
2025 (nine months)	$1,041,091
2026	1,384,763
2027	1,379,824
2028	1,124,058
2029	954,365
Thereafter	3,753,937
Total	$9,638,038

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

The Company accounted for the Sale-Leaseback transactions with Twain as a financing transaction with the purchaser of the property. The Company concluded the lease agreement met the qualifications to be classified as a finance lease due to the significance of the present value of the lease payments, using a discount rate of 10.25% to reflect the Company’s incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date.

The presence of a finance-type lease in the sale-leaseback transactions indicates that control of the land under the Fan Engagement Zone has not transferred to the buyer/lessor and, as such, the transactions were both deemed a failed sale-leaseback and must be accounted for as a financing arrangement. As a result of this determination, the Company is viewed as having received the sales proceeds from the buyer/lessor in the form of a hypothetical loan collateralized by its leased land. The hypothetical loan is payable as principal and interest in the form of “lease payments” to the buyer/lessor. As such, the Company will not derecognize the property from its books for accounting purposes until the lease ends.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 12: Financing Liability (continued)

On October 26, 2024, the Company received from Oak Street Real Estate Capital, LLC (“HFAKOH001 LLC”) a notice of lease termination due to an event of default under the Sale-Leaseback, dated as of November 7, 2022, between HOF Village Waterpark, LLC and HFAKOH001 LLC for the waterpark property. Under the Sale-Leaseback, the termination requires that the Company immediately surrender the waterpark premises under such lease to the Landlord and any improvements thereto (including the construction of new buildings thereon) with all fixtures appurtenant thereto.

The default identified in the notice is a payment default under the Sale-Leaseback. HFAKOH001 LLC had agreed to forbear exercising remedies for the payment default until October 25, 2024. The outstanding principal balance of unpaid base rent under the Sale-Leaseback (inclusive of default interest and late fees accrued up to the date of termination) was approximately $2,600,000.

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

As of March 31, 2025, the carrying value of the financing liability was $17,791,647, representing $367,945,666 in remaining payments under the leases, net of a discount of $350,154,019. The lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability, for the years ending December 31 are as follows:

2025 (nine months)	$960,700
2026	1,304,389
2027	1,330,477
2028	1,357,087
2029	1,384,228
Thereafter	361,608,785
Total Minimum Liability Payments	367,945,666
Imputed Interest	(350,154,019)
Total	$17,791,647

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 13: Subsequent Events

Subsequent events have been evaluated through May 13, 2025, the date the condensed consolidated financial statements were issued. Except as disclosed below, no events have been identified requiring disclosure or recording.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On April 10, 2025, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s common stock (the “Common Stock”) had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule5550(a)(2) (the “Minimum Bid Requirement”).

The Notice has no immediate effect on the listing of the Common Stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period, at which time the Staff will provide written notification to the Company that it complies with the Minimum Bid Requirement, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). The compliance period for the Company will expire on October 7, 2025.

Appointment of Chairman of the Board of Directors

On April 24, 2025, in anticipation of Mr. Crawford’s Employment Termination Date, the Company’s Board of Directors (“Board”) elected Karl L. Holz, who has been a member of the Board since July 2020, as non-executive Chairman of the Board of Directors, effective May 18, 2025. As previously disclosed, the Board has affirmatively determined that Mr. Holz qualifies as an independent director in accordance with the Nasdaq listing rules.

Appointment of Principal Executive and Principal Financial Officers

On April 24, 2025, in connection with Mr. Crawford’s upcoming Employment Termination Date, the Board promoted the Company’s Senior Vice President of Human Resources and Information Technology, to the role of Executive Vice President of Business Administration and principal executive officer, effective May 18, 2025. In addition, the Company’s Senior Vice President of Finance, was promoted with the additional designation of principal financial officer, effective May18, 2025. Mr. Crawford, who is currently serving as principal executive officer and principal financial officer, will continue to serve in such capacities until his Employment Termination Date.

Fifth Amendment to Note and Security Agreement

On April 25, 2025, Hall of Fame Resort & Entertainment Company, a Delaware corporation (the “Company”), and its subsidiaries HOFVillage Newco, LLC, a Delaware limited liability company (“Newco”), HOF Village Retail I, LLC, a Delaware limited liability company (“Retail I”), and HOF Village Retail II, LLC, a Delaware limited liability company (“Retail II,” and collectively with the Company, Newco and Retail I “Borrowers”), entered into a Fifth Amendment to Note and Security Agreement (“Fifth Amendment”),with CH Capital Lending, LLC, a Delaware limited liability company (“Lender” or “CHCL”). CHCL is an affiliate of Stuart Lichter, a director of the Company.

The Fifth Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Fifth Amendment) to increase the facility amount from $6,500,000 to $8,000,000 allowing the Borrowers to request an additional $1,500,000 for general corporate purposes, subject to certain restrictions.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 13: Subsequent Events (continued)

Waterpark, Hotel and Stadium Lease Restructuring Letter of Intent

On April 17, 2025, the Company entered into a letter of intent with HFAKOH001 LLC (“Landlord”), CH Capital Lending, LLC, and Stuart Lichter (the “Lease Restructuring LOI”), which outlines (i) certain non-binding terms regarding the waterpark property, the on-site hotel property, the stadium property, the Company’s 20% ownership interest in Sandlot HOFV Canton SC, LLC and the 14 miscellaneous real estate parcels owned by the Company (the “Lease Restructuring”), which terms are to be set forth in definitive lease restructuring documents(collectively, the “Lease Restructuring Transaction Documents”), and (ii) binding terms regarding a breakage fee in the amount of the stadium property tax paid by Landlord on behalf the Company of $1,988,186 (“Breakage Fee”) that would be owed by the Company to Landlord if the closing of the Lease Restructuring Transaction Documents does not occur by September 30, 2025 (the “Outside Date”), subject to any agreed extensions, as a result of a willful breach by an affiliate of our director Stuart Lichter to consummate the Merger.

Agreement and Plan of Merger

On May 7, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HOFV Holdings, LLC, a Delaware limited liability company (“Parent”), Omaha Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), and, solely as guarantor of certain of Parent’s obligations under the Merger Agreement, CH Capital Lending, LLC, a Delaware limited liability company (“Guarantor” or “CHCL”).

The Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Surviving Corporation”), (b) each issued and outstanding share of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”), as of immediately prior to the Effective Time (other than Owned Company Shares (as defined below) or dissenting shares) will be converted into the right to receive $0.90 in cash without interest and subject to applicable withholding (the “Merger Consideration”), (c) each share of Company Common Stock held in the treasury of the Company, any shares of Company Common Stock owned by the Buyer Parties, and any shares of Company Common Stock owned by affiliates of the Buyer Parties immediately prior to the Effective Time (collectively, “Owned Company Shares”) will automatically be canceled and will cease to exist without any conversion thereof or consideration paid therefor, (d) each share of 7.00% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share, of the Company and each share of 7.00% Series C Convertible Preferred Stock, par value $0.0001 per share, of the Company immediately prior to the Effective Time will automatically be canceled and will cease to exist without any conversion thereof or consideration paid therefor, and (e) each share of common stock of Merger Sub issued and outstanding immediately prior to the Effective Time will automatically be converted into and become one fully paid, nonassessable share of common stock, par value $0.0001 per share, of the Surviving Corporation, which will thereafter represent the ownership of shares of common stock of the Surviving Corporation.

The Merger Agreement and the other transactions contemplated thereby (the “Transaction”) were approved by the Company’s Board of Directors (the “Company Board”) based upon the unanimous recommendation of a special committee thereof consisting only of independent and disinterested directors. Subject to the terms of the Merger Agreement, the Company Board resolved to recommend that the Company’s stockholders vote in favor of adoption of the Merger Agreement and approval of the Merger.

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The statements contained herein that are not purely historical are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward–looking statements are often identified by the use of words such as, but not limited to, “will,” “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “strategy,” “believe” and similar expressions or variations intended to identify forward–looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Factors that could cause or contribute to our results differing materially from those expressed or implied by forward–looking statements include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2025, and in our reports subsequently filed with the SEC. The forward–looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward–looking statements to reflect events or circumstances after the date of such statements.

Unless the context otherwise requires, the “Company”, “we,” “our,” “us” and similar terms refer to Hall of Fame Resort & Entertainment Company, a Delaware corporation.

The following discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2024, filed with the SEC and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

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

Omnibus Extension of Certain Debt Instruments

On March 31, 2025, we entered into a formal omnibus extension of debt instruments (“Omnibus Extension”)with CH Capital Lending, LLC, a Delaware limited liability company (“CHCL”), IRG, LLC, a Nevada limited liability company(“IRG”), and Midwest Lender Fund, LLC, a Delaware limited liability company (“MLF” individually; IRG, CHCL, and MLF referred to collectively as “Lenders”). The impacted agreements include the following, as amended from time to time (collectively, “Subject IRG Debt Instruments”):

(a) that certain Term Loan Agreement (as amended or modified from time to time), dated December 1, 2020, as assigned to CHCL in its capacity as “Administrative Agent” for itself and the other lenders, on March 1, 2022, and all agreements, instruments, and promissory notes executed in connection with such Term Loan Agreement, as subsequently amended;

(b) that certain Secured Cognovit Promissory Note, effective as of November 7, 2022, by and among certain of the Borrowers, as makers, and JKP Financial, LLC (“JKP”), as holder, as modified by the Omnibus Release of Youth Fields Borrower from Certain Debt Instruments, dated as of January 11, 2024, by CHCL, IRG, JKP, and/or MLF, in favor of HOF Village Youth Fields, LLC, and the Omnibus Extension of Debt Instruments, dated April 7, 2024, which relates to that certain Secured Cognovit Promissory Note, dated as of June 19, 2020, made by certain of the Borrowers, as assigned by HOF Village, LLC to Newco pursuant to that certain Contribution Agreement dated as of June 30, 2020, by and between HOF Village, LLC and Newco, and as amended by that certain First Amendment to Secured Promissory Note, dated as of December 1, 2020 and the Joinder and Second Amendment to Secured Cognovit Promissory Note, dated as of March 1, 2022, among Newco, HOF Village Hotel II, LLC, the Company, and JKP, which note was assigned by JKP to IRG Master Holdings, LLC, effective January 15, 2025, as subsequently assigned effective January 15, 2025 to CHCL;

(c) that certain Secured Cognovit Promissory Note, dated effective as of November 7, 2022, made by certain of the Borrowers, as modified by the Omnibus Release of Youth Fields Borrower from Certain Debt Instruments, dated as of January 11, 2024, by CHCL,IRG, JKP, and/or MLF, in favor of HOF Village Youth Fields, LLC, which was assigned by JKP to IRG Master Holdings, LLC, effective January 15, 2025, as subsequently assigned effective January 15, 2025 to CHCL;

(d) that certain Second Amended and Restated Secured Cognovit Promissory Note, dated effective as of November 7, 2022, from certain of the Borrowers and others to CHCL as subsequently amended;

(e) that certain Joinder and Second Amended and Restated Secured Cognovit Promissory Note, dated effective as of November 7, 2022, from certain of the Borrowers and others to IRG as may have been subsequently amended; and

(f) that certain Secured Cognovit Promissory Note, dated effective as of November 7, 2022, from certain of the Borrowers and others to MLF as may have been subsequently amended, which relates to that certain Cognovit Promissory Note, dated as of April27, 2022, from certain of the Borrowers to MLF as may have been subsequently amended.

Pursuant to the Omnibus Extension, the Borrower and Lenders agreed to extend the maturity date of the Subject IRG Debt Instruments to September 30, 2025.

Amendment to Note Purchase Agreement

On March 31, 2025, we entered into an Amendment to Note Purchase Agreement (the “Amendment”) with holders of approximately 79% of the outstanding 8.00% Convertible Notes due 2025 (“8.00% Convertible Notes”) issued under the Note Purchase Agreement dated as of July 1, 2020, as amended, restated, supplemented and otherwise modified from time to time up to March 31, 2025, by and among the Company and the purchasers listed on the signature pages hereto. The Amendment extends the maturity date of 8.00% Convertible Notes to December 31, 2025. CHCL, which signed the Amendment, owns approximately 43% of the outstanding 8.00% Convertible Notes. CHCL is an affiliate of Stuart Lichter, a director of the Company.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On April 10, 2025, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s common stock (the “Common Stock”) had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule5550(a)(2) (the “Minimum Bid Requirement”).

The Notice has no immediate effect on the listing of the Common Stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period, at which time the Staff will provide written notification to the Company that it complies with the Minimum Bid Requirement, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). The compliance period for the Company will expire on October 7, 2025.

Fifth Amendment to Note and Security Agreement

On April 25, 2025, we entered into a Fifth Amendment to Note and Security Agreement (“Fifth Amendment”),with CHCL.

The Fifth Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Fifth Amendment) to increase the facility amount from $6,500,000 to $8,000,000 allowing the Borrowers to request an additional $1,500,000 for general corporate purposes, subject to certain restrictions.

Agreement and Plan of Merger

On May 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HOFV Holdings, LLC, a Delaware limited liability company (“Parent”), Omaha Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), and, solely as guarantor of certain of Parent’s obligations under the Merger Agreement, CH Capital Lending, LLC, a Delaware limited liability company (“Guarantor” or “CHCL”).

The Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Surviving Corporation”), (b) each issued and outstanding share of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”), as of immediately prior to the Effective Time (other than Owned Company Shares (as defined below) or dissenting shares) will be converted into the right to receive $0.90 in cash without interest and subject to applicable withholding (the “Merger Consideration”), (c) each share of Company Common Stock held in the treasury of the Company, any shares of Company Common Stock owned by the Buyer Parties, and any shares of Company Common Stock owned by affiliates of the Buyer Parties immediately prior to the Effective Time (collectively, “Owned Company Shares”) will automatically be canceled and will cease to exist without any conversion thereof or consideration paid therefor, (d) each share of 7.00% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share, of the Company and each share of 7.00% Series C Convertible Preferred Stock, par value $0.0001 per share, of the Company immediately prior to the Effective Time will automatically be canceled and will cease to exist without any conversion thereof or consideration paid therefor, and (e) each share of common stock of Merger Sub issued and outstanding immediately prior to the Effective Time will automatically be converted into and become one fully paid, nonassessable share of common stock, par value $0.0001 per share, of the Surviving Corporation, which will thereafter represent the ownership of shares of common stock of the Surviving Corporation.

The Merger Agreement and the other transactions contemplated thereby (the “Transaction”) were approved by our Board of Directors (the “Company Board”) based upon the unanimous recommendation of a special committee thereof consisting only of independent and disinterested directors. Subject to the terms of the Merger Agreement, the Company Board resolved to recommend that the Company’s stockholders vote in favor of adoption of the Merger Agreement and approval of the Merger.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended March 31, 2025 and the comparable period in 2024:

	For the Three Months Ended March 31,
	2025	2024

Revenues
Sponsorships, net of activation costs	$566,263	$859,731
Event, rents, restaurant and other revenue	1,110,645	2,054,877
Hotel revenues	1,268,425	1,276,707
Total revenues	2,945,333	4,191,315

Operating expenses
Operating expenses	5,669,135	6,150,364
Hotel operating expenses	1,414,701	974,432
Depreciation expense	4,233,825	4,158,750
Total operating expenses	11,317,661	11,283,546

Loss from operations	(8,372,328)	(7,092,231)

Other income (expense)
Interest expense, net	(5,524,454)	(6,521,534)
Amortization of discount on note payable	(1,148,719)	(955,322)
Change in fair value of warrant liability	34,000	49,000
Loss on sale of asset	-	(140,041)
(Loss) income from equity method investments	(57,449)	29,952
Total other expense	(6,696,622)	(7,537,945)

Net loss	$(15,068,950)	$(14,630,176)

Preferred stock dividends	(266,000)	(266,000)
Loss attributable to non-controlling interest	-	8,588

Net loss attributable to HOFRE stockholders	$(15,334,950)	$(14,887,588)

Net loss per share, basic and diluted	$(2.30)	$(2.30)

Weighted average shares outstanding, basic and diluted	6,672,941	6,486,044

Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

Sponsorship Revenues

Sponsorship revenues totaled $566,263 for the three months ended March 31, 2025, as compared to $859,731 for the three months ended March 31, 2024, representing a decrease of $293,468, or 34.1%. This decrease was primarily due to sponsorship contracts term ending.

Event, rents, restaurant and other revenues

Revenue from event, rents, restaurant and other revenues was $1,110,645 for the three months ended March 31, 2025, compared to $2,054,877 for the three months ended March 31, 2024, for a decrease of $944,232, or 46.0%. The decrease was primarily due to a decrease in revenue from food & beverage sales, rentals, and parking.

Hotel Revenues

Hotel revenue was $1,268,425 for the three months ended March 31, 2025, compared to $1,276,707 from the three months ended March 31, 2024 for a slight decrease of $8,282, or 0.6%.

Operating Expenses

Operating expense was $5,669,135 for the three months ended March 31, 2025, compared to $6,150,364 for the three months ended March 31, 2024, for a decrease of $481,229, or 7.8%. This decrease was primarily driven by a decrease in production fees for our events and media, a decrease in personnel and related benefits costs, as well as a decrease in professional fees.

Hotel Operating Expenses

Hotel operating expense was $1,414,701 for the three months ended March 31, 2025, compared to $974,432 for the three months ended March 31, 2024, for an increase of $440,269, or 45.2%. This increase was primarily driven by a reversal of property tax expense taken in the first quarter of 2024.

Depreciation Expense

Depreciation expense was $4,233,825 for the three months ended March 31, 2025, compared to $4,158,750 for the three months ended March 31, 2024, for an increase of $75,075, or 1.8%. The increase in depreciation expense is primarily the result of the completion of additional major assets being put into service.

Interest Expense

Total interest expense was $5,524,454 for the three months ended March 31, 2025, compared to $6,521,534 for the three months ended March 31, 2024, for a decrease of $997,080, or 15.3%. The decrease in total interest expense was primarily due to the termination of the waterpark ground lease.

Amortization of Debt Discount

Total amortization of debt discount was $1,148,719 for the three months ended March 31, 2025, compared to $955,322 for the three months ended March 31, 2024, for an increase of $193,397, or 20.2%. The increase is primarily due to additional debt and extension fees.

Change In Fair Value of Warrant Liability

The change in fair value warrant liability was $34,000 for the three months ended March 31, 2025, compared to $49,000 for the three months ended March 31, 2024, for a decrease of $15,000 or 30.6%. The decrease in change in fair value of warrant liability was due primarily to a change in our stock price.

Loss on sale of asset

The loss on sale of asset was $0 for the three months ended March 31, 2025, compared to $140,041 for the three months ended March 31, 2024. The loss on sale of asset was due to the Sandlot arrangement, which was entered into on January 11, 2024.

(Loss) income from equity method investments

The loss from equity method investments was $57,449 for the three months ended March 31, 2025, compared to gain of $29,952 for the three months ended March 31, 2024. The income from equity method investments was due to the Sandlot arrangement, which was entered into on January 11, 2024.

Liquidity and Capital Resources

We have sustained recurring losses through March 31, 2025, and our accumulated deficit was $288.9 million as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of March 31, 2025, we had approximately $0.5 million of unrestricted cash and $4.0 million of restricted cash. Through March 31, 2026, we have $117 million in debt principal payments coming due. At May 13, 2025, the Company’s cash position is deficient and certain payments for our operations are not being made in the ordinary course of business.

Certain of our liquidity requirements have been, and may continue to be, funded in part by loans from CHCL, an affiliate of the Company’s director Stuart Lichter, and certain other affiliates of Mr. Lichter.

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

Cash Flows

Since inception, we have primarily used our available cash to fund our project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Three Months Ended March 31,
	2025	2024
Cash (used in) provided by:
Operating Activities	$(1,465,710)	$(2,476,875)
Investing Activities	(102,800)	(2,967,807)
Financing Activities	1,645,632	512,766
Net increase (decrease) in cash and restricted cash	$77,122	$(4,931,916)

Cash Flows for the Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

Operating Activities

Net cash used in operating activities was $1.5 million for the three months ended March 31, 2025, a change of $2.1 million from the same period in the prior year. The increase in cash used operating activities was primarily attributable to a $4.9 million increase in the change in accounts payable and accrued expenses, offset by a $2.2 million decrease in the change in other liabilities, and a $1.3 million decrease in the change in due to affiliates.

Investing Activities

Net cash used in investing activities was $0.1 million during the three months ended March 31, 2025, compared to $3.0 million for the three months ended March 31, 2024. The Company experienced a decrease of $8.1 in the proceeds from the sale of assets during the period, offset by an $5.1 million decrease in additions to project development costs and property and equipment.

Financing Activities

Net cash provided by financing activities was $1.6 million during the three months ended March 31, 2025, an increase of $1.1 million from the same period last year. The increase was primarily attributable to a decrease of $8.4 million in repayments of notes payable, offset by a decrease of $4.2 million in notes payable proceeds and a decrease of $3.5 million in proceeds from our financing liability.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

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

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2024, we concluded there were material weaknesses in internal control over financial reporting related to the precise and timely review and analysis of information used to prepare our financial statements and disclosures in accordance with U.S. GAAP and we did not maintain effective controls over non-routine transactions. We have taken steps to remediate these material weaknesses in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate the material weaknesses.

Because of the material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Vice President Accounting / Corporate Controller concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Vice President Accounting / Corporate Controller, have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, the Company continued to implement its plan of remediation for the material weakness discussed above. There have been no other changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

During the normal course of its business, the Company is subject to occasional legal proceedings and claims. The Company does not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition, or cash flows.

Item 1A. Risk factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Document
10.1	Note & Security Agreement, dated November 14, 2024, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC, and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on January 30, 2025)
10.2	First Amendment to Note & Security Agreement, dated January 10, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC, and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commission on January 30, 2025)
10.3	Second Amendment to Note & Security Agreement, dated January 24, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC, and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (001-38363), filed with the Commission on January 30, 2025)
10.4	Third Amendment to Note & Security Agreement, dated February 21, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC, and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on February 27, 2025)
10.5†*	Retention and Consulting Agreement, dated March 18, 2025, among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and Michael Crawford as consultant
10.6	Fourth Amendment to Note & Security Agreement, dated March 18, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC, and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on March 21, 2025)
10.7*	Amendment to Note Purchase Agreement, dated March 31, 2025 among Hall of Fame Resort & Entertainment Company (f/k/a GPAQ Acquisition Holdings, Inc.) and CH Capital Lending, LLC, Magnetar Constellation Master Fund, Ltd., Magnetar Structured Credit Fund, LP, Magnetar Xing He Master Fund, Ltd., Magnetar SC Fund, Ltd., Purpose Alternative Credit Fund – T LLC, Purpose Alternative Credit Fund – F LLC, Timken Foundation of Canton, Stark Community Foundation, and Gordon Pointe Management, LLC as purchasers
10.8	Fifth Amendment to Note & Security Agreement, dated April 25, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC, and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 1, 2025)
10.9*	Omnibus Extension of Debt Instruments, dated March 31, 2025 among Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC as borrowers and CH Capital Lending, LLC, IRG, LLC, and Midwest Lender Fund, LLC as lenders
31.1*	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive and Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: May 13, 2025	By:	/s/ Michael Crawford
Michael Crawford
Chief Executive Officer and Director
(Principal Executive and Financial Officer)

Date: May 13, 2025	By:	/s/ John Van Buiten
John Van Buiten
Vice President of Accounting/Corporate Controller
(Principal Accounting Officer)