Form 10-Q
period 2025-06-30
Hall of Fame Resort & Entertainment Co
filed 2025-08-12
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, there were 6,700,844 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash	$831,075	$432,174
Restricted cash	4,410,344	4,015,377
Equity method investments	2,167,541	2,228,074
Investments available for sale	2,433,000	2,433,000
Accounts receivable, net	1,442,572	1,520,166
Prepaid expenses and other assets	5,302,460	3,741,122
Property and equipment, net	326,461,405	334,709,643
Right-of-use lease assets	7,129,585	7,221,756
Project development costs	10,319,809	10,404,499
Total assets	$360,497,791	$366,705,811

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$261,944,445	$245,747,816
Accounts payable and accrued expenses	21,509,820	18,898,521
Due to affiliate	3,247,231	2,910,827
Warrant liability	-	75,000
Financing liability	17,800,270	17,784,179
Lease liability	3,394,628	3,401,599
Other liabilities	7,774,951	5,656,410
Total liabilities	315,671,345	294,474,352

Commitments and contingencies (Note 6, 7, and 8)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,917,000 shares authorized; no shares issued or outstanding at June 30, 2025 and December 31, 2024	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024; liquidation preference of $0 as of June 30, 2025	-	-
Series C convertible preferred stock, $0.0001 par value; 15,000 shares designated; 15,000 shares issued and outstanding at June 30, 2025 and December 31, 2024; liquidation preference of $17,746,500 as of June 30, 2025	2	2
Common stock, $0.0001 par value; 300,000,000 shares authorized; 6,699,386 and 6,558,279 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	669	655
Additional paid-in capital	346,847,686	346,756,157
Accumulated deficit	(301,058,485)	(273,561,929)
Total equity attributable to HOFRE	45,789,872	73,194,885
Non-controlling interest	(963,426)	(963,426)
Total equity	44,826,446	72,231,459
Total liabilities and stockholders’ equity	$360,497,791	$366,705,811

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Sponsorships, net of activation costs	$636,546	$626,831	$1,202,809	$1,486,562
Event, rents, restaurant, and other revenues	1,848,461	2,191,900	2,959,106	4,246,777
Hotel revenues	1,857,262	1,880,938	3,125,687	3,157,645
Total revenues	4,342,269	4,699,669	7,287,602	8,890,984

Operating expenses
Operating expenses	4,220,719	7,199,196	9,889,854	13,349,560
Hotel operating expenses	1,604,243	1,708,961	3,018,944	2,683,393
Depreciation expense	4,235,983	4,181,191	8,469,808	8,339,941
Total operating expenses	10,060,945	13,089,348	21,378,606	24,372,894

Loss from operations	(5,718,676)	(8,389,679)	(14,091,004)	(15,481,910)

Other income (expense)
Interest expense, net	(5,978,073)	(6,475,614)	(11,502,527)	(12,997,148)
Amortization of discount on note payable	(236,773)	(1,054,650)	(1,385,492)	(2,009,972)
Change in fair value of warrant liability	41,000	(1,000)	75,000	48,000
Gain (loss) on sale of asset	-	1,502	-	(138,539)
Loss on extinguishment of debt	-	(3,763)	-	(3,763)
Other income	-	500,000	-	500,000
Loss from equity method investments	(3,084)	(65,778)	(60,533)	(35,826)
Total other expense	(6,176,930)	(7,099,303)	(12,873,552)	(14,637,248)

Net loss	$(11,895,606)	$(15,488,982)	$(26,964,556)	$(30,119,158)

Preferred stock dividends	(266,000)	(266,000)	(532,000)	(532,000)
Loss attributable to non-controlling interest	-	-	-	8,588

Net loss attributable to HOFRE stockholders	$(12,161,606)	$(15,754,982)	$(27,496,556)	$(30,642,570)

Net loss per share, basic and diluted	$(1.82)	$(2.41)	$(4.11)	$(4.71)

Weighted average shares outstanding, basic and diluted	6,698,994	6,527,988	6,686,039	6,507,016

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(unaudited)

	Series B Convertible Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Interest	Equity

Balance as of January 1, 2025	-	$-	15,000	$2	6,558,279	$655	$346,756,157	$(273,561,929)	$73,194,885	$(963,426)	$72,231,459

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	68,840	-	68,840	-	68,840
Vesting of restricted stock units, net of 1,050 shares withheld for taxes	-	-	-	-	140,366	14	(14)	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(15,068,950)	(15,068,950)	-	(15,068,950)

Balance as of March 31, 2025	-	$-	15,000	$2	6,698,645	$669	$346,824,983	$(288,896,879)	$57,928,775	$(963,426)	$56,965,349

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	22,703	-	22,703	-	22,703
Vesting of restricted stock units, net of 113 shares withheld for taxes	-	-	-	-	741	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(11,895,606)	(11,895,606)	-	(11,895,606)

Balance as of June 30, 2025	-	$-	15,000	$2	6,699,386	$669	$346,847,686	$(301,058,485)	$45,789,872	$(963,426)	$44,826,446

Balance as of January 1, 2024	200	$-	15,000	$2	6,437,020	$643	$344,335,489	$(216,643,882)	$127,692,252	$(954,838)	$126,737,414

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	96,469	-	96,469	-	96,469
Vesting of restricted stock units, net of 7,672 shares withheld for taxes	-	-	-	-	65,417	7	(7)	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Warrants issued for financing liability proceeds	-	-	-	-	-	-	1,666,000	-	1,666,000	-	1,666,000
Net loss	-	-	-	-	-	-	-	(14,621,588)	(14,621,588)	(8,588)	(14,630,176)

Balance as of March 31, 2024	200	$-	15,000	$2	6,502,437	$650	$346,097,951	$(231,531,470)	$114,567,133	$(963,426)	$113,603,707

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	205,994	-	205,994	-	205,994
Vesting of restricted stock units, net of 0 shares withheld for taxes	-	-	-	-	854	-	-	-	-	-	-
Sale of shares under ATM	-	-	-	-	37,457	5	113,423	-	113,428	-	113,428
Issuance of restricted stock awards	-	-	-	-	5,000	1	(1)	-	-	-	-
Automatic conversion of Series B Preferred Stock	(200)	-	-	-	2,971	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(15,488,982)	(15,488,982)	-	(15,488,982)

Balance as of June 30, 2024	-	$-	15,000	$2	6,548,719	$656	$346,417,367	$(247,286,452)	$99,131,573	$(963,426)	$98,168,147

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(26,964,556)	$(30,119,158)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	8,469,808	8,339,941
Amortization of note discount and deferred financing costs	1,385,492	2,009,972
Amortization of financing liability	654,916	3,689,840
Bad debt expense	99,825	-
Loss from equity method investments	60,533	35,826
Interest paid in kind	6,762,390	6,245,901
Loss on sale of asset	-	138,539
Loss on extinguishment of debt	-	3,763
Change in fair value of warrant liability	(75,000)	(48,000)
Stock-based compensation expense	91,543	302,463
Non-cash operating lease expense	246,023	248,841
Amortization of ROU assets under finance leases	10,483	-
Accretion of finance lease liability	2,742	-
Changes in operating assets and liabilities:
Accounts receivable	(22,231)	(177,685)
Prepaid expenses and other assets	(1,561,338)	(2,144,476)
Accounts payable and accrued expenses	2,230,205	1,797,937
Operating leases	(150,700)	(153,214)
Due to affiliate	336,404	1,569,068
Other liabilities	2,118,541	2,950,265
Net cash used in operating activities	(6,304,920)	(5,310,177)

Cash Flows From Investing Activities
Proceeds from sale of assets	-	8,128,136
Additions to project development costs and property and equipment	(122,732)	(11,905,537)
Net cash used in investing activities	(122,732)	(3,777,401)

Cash Flows From Financing Activities
Proceeds from notes payable	11,099,713	12,298,391
Repayments of notes payable	(3,216,020)	(11,407,206)
Payment of finance leases	(23,348)	-
Payment on financing liability	(638,825)	(747,396)
Proceeds from financing liabilities	-	3,500,000
Proceeds from sale of common stock under ATM	-	71,071
Net cash provided by financing activities	7,221,520	3,714,860

Net increase (decrease) in cash and restricted cash	793,868	(5,372,718)

Cash and restricted cash, beginning of year	4,447,551	11,816,083

Cash and restricted cash, end of period	$5,241,419	$6,443,365

Cash	$831,075	$1,455,207
Restricted Cash	4,410,344	4,988,158
Total cash and restricted cash	$5,241,419	$6,443,365

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,316,446	$3,671,485
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$14,148	$15,468,785
Warrants issued in connection with financing liability	$-	$1,666,000
Proceeds from sale of assets held in escrow	$-	$1,500,000
Additions to notes payable and discount for notes payable extension fee	$580,781	$-
Accrued Series B preferred stock dividends	$532,000	$532,000

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

Liquidity and Going Concern

The Company has sustained recurring losses through June 30, 2025 and the Company’s accumulated deficit was $301.1 million as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of June 30, 2025, the Company had approximately $0.8 million of unrestricted cash and $4.4 million of restricted cash. During the six months ended June 30, 2025, the Company had cash used in operating activities of $6.3 million. The Company has approximately $126 million of debt coming due through June 30, 2026.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1: Organization, Nature of Business, and Liquidity (continued)

Liquidity and Going Concern (continued)

The Company will need to raise additional financing to accomplish its development plan and fund its working capital. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. As discussed above, the Company is currently pursuing a merger transaction and IRG affiliates are funding the Company’s current working capital needs. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all. Cash flows generated from the Company’s operations are insufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund or must significantly curtail its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern including meeting its obligations as they come due for at least one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024, filed on March 26, 2025. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2025.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2025 and December 31, 2024, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for capital improvements and debt service as required under certain of the Company’s debt agreements. The balances as of June 30, 2025 and December 31, 2024 were $4,410,344 and $4,015,377, respectively.

Investments

The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All marketable equity and debt securities held by the Company are accounted for under “Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities.” The Company recognizes interest income on these securities ratably over their term utilizing the interest method.

As of June 30, 2025 and December 31, 2024, the Company also had $2,433,000 and $2,433,000, respectively, in investments available for sale, which are marked to market value at each reporting period.

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

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company reviews its accounts receivable on a case-by-case basis and writes off any accounts receivable for which collection efforts have been exhausted. As of June 30, 2025 and December 31, 2024, the Company has recorded an allowance for credit losses of $184,554 and $277,673, respectively.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2025 and December 31, 2024, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses on the Company’s condensed consolidated statements of operations. There were no amounts incurred for penalties and interest for the three and six months ended June 30, 2025 and 2024. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2021 through 2024 remain subject to examination.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Film and Media Costs

The Company capitalizes all costs to develop films and related media as an asset, included in “project development costs” on the Company’s condensed consolidated balance sheets. The costs for each film or media will be expensed over the expected release period. During the six months ended June 30, 2025 and 2024, the Company did not recognize any film and media costs.

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

The following table provides the financial assets and liabilities measured on a recurring basis and reported at fair value on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025	December 31, 2024
Warrant liabilities – Public Series A Warrants	1	$-	$75,000
Warrant liabilities – Private Series A Warrants	3	-	-
Warrant liabilities – Series B Warrants	3	-	-
Fair value of aggregate warrant liabilities		$-	$75,000

Investments available for sale	3	$2,433,000	$2,433,000

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Total Warrant Liability
Fair value as of December 31, 2024	$75,000	$-	$-	$75,000

Change in fair value	(75,000)	-	-	(75,000)

Fair value as of June 30, 2025	$-	$-	$-	$-

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025		December 31, 2024
	Private Series A Warrants	Series B Warrants	Private Series A Warrants	Series B Warrants
Term (years)	0.0	0.4	0.5	0.9
Stock price	$0.71	$0.71	$1.30	$1.30
Exercise price	$253.11	$30.81	$253.11	$30.81
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	72.55%	66.20%	99.70%	82.40%
Risk free interest rate	4.45%	4.45%	4.16%	4.16%

Number of shares	95,576	170,862	95,576	170,862

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

For the three and six months ended June 30, 2025 and 2024, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive.

As of June 30, 2025 and 2024, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Three and Six Months Ended June 30,
	2025	2024
Warrants to purchase shares of Common Stock	3,681,403	3,681,403
Unvested restricted stock units to be settled in shares of Common Stock	13,323	216,477
Shares of Common Stock issuable upon conversion of convertible notes	11,692,475	10,311,086
Shares of Common Stock issuable upon conversion of Series B Preferred Stock	-	-
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	454,408	454,408
Total potentially dilutive securities	15,841,609	14,663,374

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 3: Property and Equipment

Property and equipment, net, including property and equipment held for sale consists of the following:

	Useful Life	June 30, 2025	December 31, 2024
Land	Indefinite	$27,651,699	$27,651,699
Land improvements	25 years	33,571,252	33,571,252
Building and improvements	15 to 39 years	350,792,505	350,625,605
Equipment	5 to 10 years	10,911,000	10,856,330
Property and equipment, gross		422,926,456	422,704,886

Less: accumulated depreciation		(96,465,051)	(87,995,243)
Property and equipment, net, including property and equipment held for sale		$326,461,405	$334,709,643

Project development costs		$10,319,809	$10,404,499

For the three months ended June 30, 2025 and 2024, the Company recorded depreciation expense of $4,235,983 and $4,181,191, respectively and for the six months ended June 30, 2025 and 2024, of $8,469,808 and $8,339,941. For the six months ended June 30, 2025 and 2024, the Company incurred $0 and $13,814,619 of capitalized project development costs, respectively.

For the six months ended June 30, 2025 and 2024, the Company transferred $0 and $1,813,496 from Project development costs to Property and equipment, respectively.

Included in project development costs are film development costs of $100,000 and $200,000 as of June 30, 2025 and 2024, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net

Notes payable, net consisted of the following at June 30, 2025(1):

		Debt discount and deferred financing		Interest Rate		Maturity
	Gross	costs	Net	Stated	Effective	Date
Preferred equity Loan(2)	$6,800,000	$-	$6,800,000	7.00%	7.00%	Various
City of Canton Loan(7)	3,312,500	-	3,312,500	5.00%	5.00%	7/1/2046
New Market/SCF(7)	3,180,654	-	3,180,654	6.00%	6.00%	6/30/2044
CHCL Capital Loan(5)	12,300,924	(79,939)	12,220,985	12.50%	12.50%	9/30/2025
MKG DoubleTree Loan	10,837,013	-	10,837,013	10.00%	10.00%	9/13/2028
Convertible PIPE Notes	33,954,703	-	33,954,703	10.00%	24.40%	Various
Canton Cooperative Agreement(1)	2,355,000	(150,598)	2,204,402	3.85%	5.35%	5/15/2040
CH Capital Loan(4)(5)	17,055,910	(110,985)	16,944,925	12.50%	12.50%	9/30/2025
Constellation EME #2(3)	423,923	-	423,923	5.93%	5.93%	4/30/2026
IRG Split Note(5)	5,778,537	(37,605)	5,740,932	12.50%	12.50%	9/30/2025
CHCL Split Note(5)	5,778,537	(37,605)	5,740,932	12.50%	12.50%	9/30/2025
ErieBank Loan(6)	19,764,481	(371,988)	19,392,493	7.13%	7.13%	6/15/2034
PACE Equity Loan	7,866,560	(259,931)	7,606,629	6.05%	6.18%	7/31/2047
PACE Equity CFP	3,355,498	(20,496)	3,335,002	6.05%	6.10%	12/1/2046
CFP Loan(5)	5,408,661	(35,191)	5,373,470	12.50%	12.50%	9/30/2025
Stark County Community Foundation(7)	5,451,667	-	5,451,667	6.00%	6.00%	6/30/2044
CH Capital Bridge Loan(5)	14,195,885	(92,425)	14,103,460	12.50%	12.50%	9/30/2025
Stadium PACE Loan	32,797,439	(657,647)	32,139,792	6.00%	6.51%	1/1/2049
Stark County Infrastructure Loan(7)	5,856,207	-	5,856,207	6.00%	6.00%	6/30/2044
City of Canton Infrastructure Loan(7)	5,000,000	(9,074)	4,990,926	5.00%	5.00%	7/1/2046
TDD Bonds	7,100,000	(632,470)	6,467,530	5.41%	5.78%	12/1/2046
TIF	18,025,000	(1,504,853)	16,520,147	6.375%	6.71%	12/30/2048
CH Capital Retail	12,301,804	-	12,301,804	12.5%	12.5%	12/5/2025
DoubleTree TDD	3,430,000	(646,261)	2,783,739	6.875%	8.53%	5/15/2044
DoubleTree PACE(1)	2,630,000	-	2,630,000	6.625%	6.625%	5/15/2040
Constellation EME #3(3)	8,610,894	-	8,610,894	11.2%	11.2%	6/30/2029
SCF Loan(6)	1,500,000	-	1,500,000	6.00%	6.00%	12/31/2025
CH Capital 2024 Loan	11,519,716	-	11,519,716	12.00%	12.00%	9/30/2025
Total	$266,591,513	$(4,647,068)	$261,944,445

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

During the three months ended June 30, 2025 and 2024, the Company recorded amortization of note discounts and deferred financing costs of $236,773 and $1,054,650, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded amortization of note discounts of $1,385,492 and $2,009,972, respectively.

During the six months ended June 30, 2025 and 2024, the Company recorded paid-in-kind interest of $6,762,390 and $6,245,901, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

See below footnotes for the Company’s notes payable:

(1)	The Company’s notes payable are subject to certain customary financial and non-financial covenants. As of June 30, 2025, the Company believes that it was in compliance with or had received waivers for all of its notes payable covenants. Many of the Company’s notes payable are secured by the Company’s developed and undeveloped land and other assets.

(2)	The Company had 6,800 and 6,800 shares of Series A Preferred Stock outstanding and 52,800 shares of Series A Preferred Stock authorized as of June 30, 2025 and December 31, 2024, respectively. The Series A Preferred Stock is required to be redeemed for cash after five years from the date of issuance.

(3)	The Company also has a sponsorship agreement with Constellation New Energy, Inc., the lender of the Constellation EME #2 and #3 notes.

(4)	On March 31, 2025, the Company entered into an omnibus extension of its IRG-related loans. See discussion below.

(5)	On March 31, 2025, the Company entered into an Amendment to the PIPE Notes with holders of approximately 79% of the outstanding PIPE Notes. The Amendment extends the maturity date of those PIPE Notes to December 31, 2025.

(6)	On June 30, 2025, the Company and the Stark Community Foundation, Inc. amended the SCF Loan to extend its maturity date to December 31, 2025.

As of June 30, 2025 and December 31, 2024, the Company had aggregate amounts of $2,810,198 and $1,029,112, respectively, of accrued interest on its notes payable. These amounts are included in “accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheets.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

CH Capital 2024 Loan

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

On April 25, 2025, the Borrowers, entered into a Fifth Amendment to Note and Security Agreement (“Fifth Amendment”),with CHCL. The Fifth Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Fifth Amendment) to increase the facility amount from $6,500,000 to $8,000,000 allowing the Borrowers to request an additional $1,500,000 for general corporate purposes, subject to certain restrictions.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

CH Capital 2024 Loan, continued

On May 13, 2025, the Borrowers, entered into a Sixth Amendment to Note and Security Agreement (“Sixth Amendment”), CHCL. The Sixth Amendment (i) modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Sixth Amendment) to increase the facility amount from $8,000,000 to $10,000,000 allowing the Borrowers to request an additional $2,000,000 for general corporate purposes, subject to certain restrictions; (ii) extends the maturity date for the facility to September 30, 2025; (iii) modifies the first paragraph of Section 2 to set forth distinct processes for payroll-related requests versus all other advancement requests; and (iv) amends and restates Section 5.06 to indicate the Company and CHCL will use good faith efforts to achieve any take private transaction deal milestones including development of an analysis setting forth Borrower’s estimated weekly working capital requirements for the period commencing May 1, 2025 and ending July 31, 2025.

On May 27, 2025, the Borrowers, entered into a Seventh Amendment to Note and Security Agreement (“Seventh Amendment”), with CHCL. The Seventh Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Seventh Amendment) to increase the facility amount from $10,000,000 to $12,000,000 allowing the Borrowers to request an additional $2,000,000 for general corporate purposes, subject to certain restrictions.

On June 18, 2025, the Company, entered into an Eighth Amendment to Note and Security Agreement (“Eighth Amendment”), with CHCL. The Eighth Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Eighth Amendment) to increase the facility amount from $12,000,000 to $14,000,000 allowing the Borrowers to request an additional $2,000,000 for general corporate purposes, subject to certain restrictions.

SCF Loan

On June 30, 2025, the Company and the Stark Community Foundation, Inc., an Ohio not-for-profit corporation (“SCF Lender”) entered into a First Amendment to Business Loan Agreement (“First Amendment”) and Amended and Restated Promissory Note (“A&R Note”).

Pursuant to the First Amendment and A&R Note, which modify the original instruments dated June 11, 2024, the parties agreed to extend the maturity date from June 30, 2025 to December 31, 2025. As previously disclosed, the other key terms remain unchanged –specifically (i) the interest rate remains at six percent (6%) per annum and upon an Event of Default, the interest shall equal the interest rate in effect pursuant to the provisions of the original note, plus five percent (5%) per annum; and (ii) with respect to repayment, the entire outstanding principal balance, all accrued interest and all other amounts that may be due and owing to SCF Lender shall be due upon maturity.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

IRG Loan Amendments

On March 31, 2025, the Company entered into a formal omnibus extension of debt instruments (“Omnibus Extension”) with CH Capital Lending, LLC, a Delaware limited liability company (“CHCL”), IRG, LLC, a Nevada limited liability company (“IRG”), and Midwest Lender Fund, LLC, a Delaware limited liability company (“MLF” individually; IRG, CHCL, and MLF referred to collectively as “Lenders”). The impacted agreements include the following, as amended from time to time (collectively, “Subject IRG Debt Instruments”):

a.	The CH Capital Loan

b.	The JKP Capital Loan

c.	The IRG Split Note

d.	The JKP Split Note

e.	The CH Capital Bridge Loan

f.	The CFP Loan; and

g.	The CH Capital Retail Loan

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of June 30, 2025 are as follows:

For the years ending December 31,	Amount
2025 (six months)	$123,852,077
2026	5,938,579
2027	7,757,437
2028	14,627,360
2029	4,279,749
Thereafter	110,136,311
Total Gross Principal Payments	$266,591,513

Less: Debt discount and deferred financing costs	(4,647,068)

Total Net Principal Payments	$261,944,445

Note 5: Stockholders’ Equity

2020 Omnibus Incentive Plan

On July 1, 2020, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 82,397 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by 181,818 the number of shares of Common Stock, that will be available for issuance under the 2020 Omnibus Incentive Plan. On June 7, 2023, the Company’s stockholders further approved an amendment to increase by 275,000 the number of shares available under the 2020 Omnibus Incentive Plan. As of June 30, 2025, 134,108 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Hall of Fame Resort & Entertainment Company 2023 Inducement Plan

On January 24, 2023, the Company’s board of directors adopted the Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (the “Inducement Plan”).  The Inducement Plan is not subject to stockholder approval.  The aggregate number of shares of Common Stock that may be issued or transferred pursuant to awards covered by the Inducement Plan (including existing inducement awards amended to be subject to the Inducement Plan) is 110,000.  Awards covered by the Inducement Plan include only inducement grants under Nasdaq Listing Rule 5635(c)(4). As of June 30, 2025, 62,652 shares remained available for issuance under the Inducement Plan.

Restricted Stock Units

During the six months ended June 30, 2025, the Company did not grant any Restricted Stock Units (“RSUs”). The RSUs previously issued were valued at the value of the Company’s Common Stock on the date of grant. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

The Company’s activity in RSUs was as follows for the six months ended June 30, 2025:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2025	203,046	$4.38
Vested	(142,270)	$4.14
Forfeited	(47,453)	$3.36
Non–vested at June 30, 2025	13,323	$10.62

For the three months ended June 30, 2025 and 2024, the Company recorded $22,703 and $190,544, respectively, in stock-based compensation expense related to restricted stock units. For the six months ended June 30, 2025 and 2024, the Company recorded $91,543 and $372,312, respectively, in stock-based compensation expense related to restricted stock units. Stock-based compensation expense is a component of “Operating expenses” in the condensed consolidated statements of operations. As of June 30, 2025, unamortized stock-based compensation costs related to restricted stock units were $78,849 and will be recognized over a weighted average period of 1.03 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Warrants

The Company’s warrant activity was as follows for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2025	3,681,403	$82.62	1.80	$-
Outstanding – June 30, 2025	3,681,403	$82.62	1.30	$-
Exercisable – June 30, 2025	3,681,403	$82.62	1.30	$-

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

As of August 12, 2025, the Company has not made its required quarterly payments that were due beginning in the quarter ended December 31, 2024.

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

As of June 30, 2025, scheduled future cash to be received under the agreements, are as follows:

Year ending December 31,

2025 (six months)	$817,552
2026	2,116,714
2027	1,447,390
2028	1,257,265
2029	1,257,265
Thereafter	-

Total	$6,896,186

As services are provided, the Company recognizes revenue on a straight-line basis over the expected term of the agreement. During the three months ended June 30, 2025 and 2024, the Company recognized $636,546 and $626,831 of net sponsorship revenue, respectively and for the six months ended June 30, 2025 and 2024, $1,202,809 and $1,486,562, respectively.

Note 7: Other Commitments

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. The agreement will be terminated on the fifth anniversary of the hotel opening date, or November 21, 2025, unless otherwise extended. For the three months ended June 30, 2025 and 2024, the Company incurred $55,711 and $60,705, respectively in management fees, and for the six months ended June 30, 2025 and 2024, $93,771 and $95,814, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 7: Other Commitments (continued)

Management Agreement with Shula’s Steak Houses, LLLP

On October 7, 2020, the Company entered into a management agreement with Shula’s Steak Houses, LLLP (“Shula’s”). The Company appointed and engaged Shula’s to develop, operate and manage the Don Shula’s American Kitchen restaurant. The initial term of the agreement is for a period of ten years or October 7, 2030. On June 8, 2024, the Company provided notice to Shula’s of its intent to terminate the management agreement. The Company and Shula’s entered into a phased transition plan. On August 18, 2024, the Company completely took over management of the restaurant, and on October 22, 2024, opened it under a new brand, “Gridiron Gastropub”. For the three months ended June 30, 2025 and 2024, the Company incurred $0 and $24,239, respectively in management fees, and for the six months ended June 30, 2025 and 2024, the Company incurred $0 and $48,614, respectively.

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

As part of this agreement, the Company will receive a limited equity interest in Betr and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing. The limited equity interest was in the form of penny warrants initially valued at $4,000,000 at the grant date. The grant date value of these warrants was recorded as deferred revenue (within “Other liabilities” on the condensed consolidated balance sheets) and will be amortized over the life of the sports betting agreement. At June 30, 2025 and 2024, the amount remaining in deferred revenue was $3,000,000 and $3,400,000, respectively.

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

In May of 2024, the Ohio Casino Control Commission approved a waiver giving the Executive Director the immediate ability and discretion to extend the “use it or lose it” compliance period for all licensed Type B sports gaming proprietors and service providers. With the approval of this waiver and the proposed corresponding rule change, all licensees will be given the full length of their initial licensure period for compliance. The Company now has until December 31, 2027, to accept at least one retail sports bet under its Type B license. If at least one sports bet is not taken through an approved method before this date, the Company will not be eligible to apply for another license for a period of one year after the expiration of the license. For the three months ended June 30, 2025 and 2024, the Company recorded $187,500 and $162,500, respectively in revenue and for the six months ended June 30, 2025 and 2024, the Company recorded $375,000 and $325,000, respectively in revenue.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 7: Other Commitments (continued)

Other Liabilities

Other liabilities consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Activation fund reserves	$91,313	$121,748
Deferred revenue	5,459,745	5,208,904
Deposits and other liabilities	2,223,893	325,758
Total	$7,774,951	$5,656,410

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 7: Other Commitments (continued)

Appointment of Chairman of the Board of Directors

On April 24, 2025, the Company’s Board of Directors (“Board”) elected Karl L. Holz, who has been a member of the Board since July 2020, as non-executive Chairman of the Board of Directors, effective May 18, 2025. As previously disclosed, the Board has affirmatively determined that Mr. Holz qualifies as an independent director in accordance with the Nasdaq listing rules.

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

On June 18, 2025, the Company received a delisting notice from the Listing Qualifications Department of Nasdaq notifying the Company that it has initiated delisting procedures based on a representation from the Company that it will not hold an annual meeting of shareholders on or prior to June 30, 2025. The failure to hold an annual meeting of shareholders within twelve months from the end of the Company’s fiscal year-end is a requirement by Nasdaq Listing Rule 5620(a).

The Company did not appeal the delisting determination to a Hearing Panel pursuant to Nasdaq Listing Rule 5800 Series, trading of the Company’s Common Stock was suspended at the opening of business on June 27, 2025 and a Form 25-NSE was filed with the Securities and Exchange Commission (“SEC”), which removed the Company’s securities from listing and registration on Nasdaq. The Company did not appeal or request a hearing and, therefore, its Common Stock was delisted. Following the delisting from Nasdaq, the Company’s common stock began trading on the OTC Markets Pink Sheets.

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

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Due to IRG Member	$2,946,169	$2,646,169
Due to PFHOF	301,062	264,658
Total	$3,247,231	$2,910,827

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 9: Related-Party Transactions (continued)

Related Party Lease Agreement

On November 1, 2023, HOF Village CFE, LLC (“Landlord”) entered into a ten-year lease agreement with Touchdown Work Place, LLC (“Tenant”) to lease commercial office space in the Company’s Constellation Center for Excellence, which included rent abatement of five months. On or about March 26, 2024, Landlord and Tenant negotiated a First Amendment to Lease Agreement to redefine the abatement period to six months, waiver of the security deposit, and Landlord agreed to provide monthly rent invoices for the term of the lease. Stuart Lichter is a director of the Company and the Managing Member of Touchdown Work Place, LLC.

Agreements with Sports Complex Operator

As discussed in Note 2, the Company has an equity-method investment in Sports Complex Newco. In connection with this agreement, the Company and Sports Complex Newco also entered into a number of commercial agreements including, (i) the Facilities Management Agreement between HOF Village and Sports Complex Newco, pursuant to which HOF Village provides certain facilities services to Sports Complex Newco, (ii) the Marketing and SC Programming Collaboration Agreement among HOF Village, Sports Complex Newco and Purchaser Guarantor, pursuant to which the parties thereto collaborate with regard to marketing and programming of the ForeverLawn Park, (iii) the Marketing and CFP Programming Collaboration Agreement between HOF Village and Sports Complex Newco, pursuant to which the parties thereto collaborate with regard to marketing and programming at the Center for Performance, and (iv) the Food and Beverage Services Agreement between HOF Village and Sports Complex Newco, pursuant to which HOF Village provides certain food and beverage services to Sports Complex Newco.

As of June 30, 2025 and December 31, 2024, the Company had accounts receivable due from Sports Complex Newco in the amount of $0 and $41,215, respectively, which is included in accounts receivable, net on the Company’s condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the Company owed to Sports Complex Newco $227,985 and $572,718, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 9: Related-Party Transactions (continued)

Other Related Party Commitments

On or about June 3, 2024, the Company entered a Professional Services Agreement with IRG in conjunction with expanded services requested of an executive. This executive is an IRG employee, who has been an integral part of the broader Hall of Fame Village team for many years and has helped lead the construction and development of the Hall of Fame Village. The Professional Services Agreement more clearly defines the roles and responsibilities of this executive and establishes appropriate guardrails and processes from a governance perspective (e.g., authority, reporting structure, confidentiality, conflicts of interest). In exchange for an annual fee of $50,000 per year, with reimbursement of reasonable expenses, this executive will provide the following services: (i) acting as the Executive Vice President, General Administration and Project Development; (ii) attending meetings of the Executive and Operating Committees, as requested; (iii) working in collaboration with members of the Executive and Operating Committees to achieve the goals and objectives; (iv) assisting other members of staff and management, including but not limited to the Vice President of Operations and Vice President of Revenue; and (v) responding and performing any other reasonable requests made by the President and Chief Executive Officers of HOF Village Newco, LLC.

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

Note 10: Concentrations

For the three months ended June 30, 2025, two customers represented approximately 48.9% and 14.6% of the Company’s sponsorship revenue. For the three months ended June 30, 2024, one customer represented approximately 46.6% of the Company’s sponsorship revenue. No other customers exceeded 10% of sponsorship revenue in 2025 and 2024.

For the six months ended June 30, 2025, two customers represented approximately 50.0% and 14.9% of the Company’s sponsorship revenue. For the six months ended June 30, 2025, two customers represented approximately 39.3% and 20.3% of the Company’s sponsorship revenue. No other customers exceeded 10% of sponsorship revenue in 2025 and 2024.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 10: Concentrations (continued)

As of June 30, 2025, four customers represented approximately 19.6%, 10.7%, 10.6% and 10.3% of the Company’s accounts receivable. As of June 30, 2024, two customers represented approximately 11.0% and 10.8% of the Company’s accounts receivable. No other customers exceeded 10% of outstanding accounts receivable as of June 30, 2025 and 2024.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 11: Leases (continued)

Balance sheet information related to our leases is presented below:

	June 30,	December 31,
	2025	2024
Operating leases:
Right-of-use assets	$7,062,678	$7,144,366
Lease liability	3,347,078	3,333,443
Financing leases:
Right-of-use assets	$66,907	$77,390
Lease liability	47,550	68,156

Other information related to leases is presented below:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating lease cost	$246,023	$248,841
Other information:
Weighted-average remaining lease term – operating leases (in years)	89.3	90.3
Weighted-average discount rate – operating leases	10.0%	10.0%

Finance lease cost
Amortization of ROU asset	$10,483	$-
Interest on lease liabilities	$2,742	$-
Other information:
Weighted-average remaining lease term – finance leases (in years)	1.34
Weighted-average discount rate – finance leases	10.0%

As of June 30, 2025, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2025 (six months)	$150,700
2026	301,400
2027	301,400
2027	328,600
2029	328,600
Thereafter	38,787,867
Total future minimum lease payments, undiscounted	40,198,567
Less: imputed interest	(36,851,489)
Present value of future minimum lease payments	$3,347,078

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 11: Leases (continued)

As of June 30, 2025, the annual minimum lease payments of our financing lease liabilities were as follows:

For The Years Ending December 31,
2025 (six months)	$20,145
2026	30,217
Thereafter	-
Total future minimum lease payments, undiscounted	50,362
Less: imputed interest	(2,812)
Present value of future minimum lease payments	$47,550

Lessor Commitments

As of June 30, 2025 and December 31, 2024, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries.

Property and equipment currently under lease consists of the following:

	June 30, 2025	December 31, 2024
Land	$5,067,746	$5,067,746
Land improvements	189,270	189,270
Building and improvements	74,125,054	73,958,153
Equipment	2,946,942	2,946,942
Property and equipment, gross	82,329,012	82,162,111

Less: accumulated depreciation	(10,573,805)	(8,707,376)
Property and equipment, net	$71,755,207	$73,454,735

Certain of the Company’s lease arrangements have a base rent component plus a component of lease income that is variable based on the respective tenant’s sales performance.

Lease revenue is included in “Event, rents, restaurant, and other revenues” in the condensed consolidated statements of operations. During the three months ended June 30, 2025 and 2024, the Company recorded $370,259 and $428,985 of lease revenue, respectively and for the six months ended June 30, 2025 and 2024, the Company recorded $717,012 and $1,070,262 of lease revenue, respectively. The future minimum lease revenue under these leases, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:

2025 (six months)	$690,996
2026	1,384,763
2027	1,379,824
2028	1,124,058
2029	954,365
Thereafter	3,753,937
Total	$9,287,943

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 12: Financing Liability (continued)

The notice states that Landlord retains the absolute and unconditional right to pursue any and all remedies available under the Waterpark Ground Lease and related security agreements and applicable law, concurrently or consecutively, at Landlord’s sole discretion. The Company’s subsidiary HOF Village Newco, LLC (“Guarantor”) guaranteed Tenant’s obligations under the Waterpark Ground Lease pursuant to a limited recourse guaranty dated as of November 7, 2022. The security agreements and collateral that support Tenant and Guarantor’s obligations under the Waterpark Ground Lease consist of the following:

●	Tom Benson Hall of Fame Stadium. Guarantor pledged and granted in favor of Landlord 100% of its membership interests in HOF Village Stadium, LLC (“HOFV Stadium”) and certain related security interests under a Pledge and Security Agreement dated as of November 7, 2022. HOFV Stadium granted Landlord a security interest in HOFV Stadium’s leasehold interest in the Tom Benson Hall of Fame Stadium and certain related security interests, pursuant to an Open-End Leasehold Mortgage, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of December 27, 2022.

●	20% Interest in ForeverLawn Park. Guarantor pledged and granted in favor of landlord its 20% interest in the ForeverLawn Park that is held in a joint venture with Sandlot Facilities, LLC, and certain related security interests, pursuant to a Pledge and Security Agreement dated as of February 23, 2024.

●	Real Estate Adjacent to Hall of Fame Village. Guarantor granted Landlord a security interest in ten undeveloped residential real estate parcels and four commercial real estate parcels owned by Guarantor located adjacent to Hall of Fame Village and certain related security interests, pursuant to an Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 29, 2024.

On April 17, 2025, the Company entered into a letter of intent with HFAKOH001 LLC (“Landlord”), CH Capital Lending, LLC, and Stuart Lichter (the “Lease Restructuring LOI”), which outlines (i) certain non-binding terms regarding the waterpark property, the on-site hotel property, the stadium property, the Company’s 20% ownership interest in Sandlot HOFV Canton SC, LLC and the 14 miscellaneous real estate parcels owned by the Company (the “Lease Restructuring”), which terms are to be set forth in definitive lease restructuring documents (collectively, the “Lease Restructuring Transaction Documents”), and (ii) binding terms regarding a breakage fee in the amount of the stadium property tax paid by Landlord on behalf the Company of $1,988,186 (“Breakage Fee”) that would be owed by the Company to Landlord if the closing of the Lease Restructuring Transaction Documents does not occur by September 30, 2025 (the “Outside Date”), subject to any agreed extensions, as a result of a willful breach by an affiliate of our director Stuart Lichter to consummate the Merger.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 12: Financing Liability (continued)

As of June 30, 2025, the carrying value of the financing liability was $17,800,270, representing $367,579,171 in remaining payments under the leases, net of a discount of $349,778,901. The lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability, for the years ending December 31 are as follows:

2025 (six months)	$594,206
2026	1,304,389
2027	1,330,477
2028	1,357,087
2029	1,384,228
Thereafter	361,608,784
Total Minimum Liability Payments	367,579,171
Imputed Interest	(349,778,901)
Total	$17,800,270

Note 13: Subsequent Events

Subsequent events have been evaluated through August 12, 2025, the date the condensed consolidated financial statements were issued. Except as disclosed below, no events have been identified requiring disclosure or recording.

Impact of OB3 Act

On July 4, 2025, the US government enacted the One Big Beautiful Tax Bill Act (“OBBB”), enacting changes to the United States federal tax code, including adjustments to corporate income tax rates and certain deduction limitations. The Company is currently evaluating the impact the enactment of the OBBB will have on the Company’s financial position, results of operations and cash flows.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 13: Subsequent Events (continued)

Triggering Events that Accelerate or Increase a Direct Financial Obligation or Obligation under an Off-Balance Sheet Arrangement

On July 18, 2025, HOF Village Retail I, LLC and HOF Village Retail II, LLC (together, the “Tenant”), wholly owned subsidiaries of the Company, received a notice of default (the “Notice”) from Twain GL XXXVI, LLC (the “Landlord”) under that certain Ground Lease dated as of September 27, 2022 (the “Lease”) related to the Fan Engagement Zone. The Notice was additionally directed to the Company in its capacity as guarantor under that certain Guaranty dated as of September 27, 2022 (the “Guaranty”) related to the Lease.

The Notice stated that the Tenant has failed to pay rent due under the Lease, including all or a portion of the April 1, 2025 installment, with a total amount allegedly due of $283,915 as of July 18, 2025. The Notice also claimed that the Company was in default under the Guaranty for failing to make such payments on behalf of the Tenant. The Notice stated that failure of the Tenant to pay the amounts demanded by July 23, 2025, entitled Landlord to exercise its rights and remedies under the Lease, including, without limitation, the termination of the lease agreement.

Following receipt of the Notice, the Company received an advance from CHCL pursuant to that certain Note and Security Agreement dated June 18, 2025, as amended, and made payment in full of all amounts demanded on July 23, 2025, which the Company believes cures the defaults identified in the Notice.

Ninth Amendment to Note and Security Agreement

On July 24, 2025, the Company entered into a Ninth Amendment to Note and Security Agreement (“Ninth Amendment”) with CHCL.

The Ninth Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Ninth Amendment) to increase the facility amount from $14,000,000 to $15,000,000 allowing the Borrowers to request an additional $1,000,000 for general corporate purposes, subject to certain restrictions.

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

The strategic plan for Hall of Fame Village involves three phases: Phase I, Phase II, and Phase III. Phase I of the Hall of Fame Village is operational, consisting of the Tom Benson Hall of Fame Stadium, the ForeverLawn Park (ownership reduced to 20% as of January 11, 2024), and Hall of Fame Village Media. The Tom Benson Hall of Fame Stadium hosts multiple sports and entertainment events, including the National Football League (“NFL”) Hall of Fame Game, Enshrinement and Concert for Legends during the annual Pro Football Hall of Fame Enshrinement Week. The ForeverLawn Park hosts camps and tournaments for football players, as well as athletes from across the country in other sports such as lacrosse, rugby and soccer. Hall of Fame Village Media leverages the sport of professional football to produce exclusive programming. Hall of Fame Village Media has created short-form and long-form media entertainment through multiple distribution channels. This includes The Perfect Ten, Inspired, The GOAT Code, Next Man Up: NFL Alumni Academy and Hometown Heroes.

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

On February 18, 2025, we submitted to the Staff a plan of compliance which describes the circumstances under which it became noncompliant with the Annual Meeting Requirement and the Company’s plan with which it will regain compliance. The Staff has determined to grant the Company an extension until June 30, 2025 to regain compliance with the Annual Meeting Requirement by holding an annual meeting of shareholders.

On April 10, 2025, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock (the “Common Stock”) had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule5550(a)(2) (the “Minimum Bid Requirement”).

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

Sixth Amendment to Note and Security Agreement

On May 13, 2025, we entered into a Sixth Amendment to Note and Security Agreement (“Sixth Amendment”), CHCL. The Sixth Amendment (i) modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Sixth Amendment) to increase the facility amount from $8,000,000 to $10,000,000 allowing the Borrowers to request an additional $2,000,000 for general corporate purposes, subject to certain restrictions; (ii) extends the maturity date for the facility to September 30, 2025; (iii) modifies the first paragraph of Section 2 to set forth distinct processes for payroll-related requests versus all other advancement requests; and (iv) amends and restates Section 5.06 to indicate the Company and CHCL will use good faith efforts to achieve any take private transaction deal milestones including development of an analysis setting forth Borrower’s estimated weekly working capital requirements for the period commencing May 1, 2025 and ending July 31, 2025.

Seventh Amendment to Note and Security Agreement

On May 27, 2025, we entered into a Seventh Amendment to Note and Security Agreement (“Seventh Amendment”), with CHCL. The Seventh Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Seventh Amendment) to increase the facility amount from $10,000,000 to $12,000,000 allowing the Borrowers to request an additional $2,000,000 for general corporate purposes, subject to certain restrictions.

Eighth Amendment to Note and Security Agreement

On June 18, 2025, the Company, entered into an Eighth Amendment to Note and Security Agreement (“Eighth Amendment”), with CHCL. The Eighth Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Eighth Amendment) to increase the facility amount from $12,000,000 to $14,000,000 allowing the Borrowers to request an additional $2,000,000 for general corporate purposes, subject to certain restrictions.

Ninth Amendment to Note and Security Agreement

On July 24, 2025, the Company entered into a Ninth Amendment to Note and Security Agreement (“Ninth Amendment”) with CHCL.

The Ninth Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Ninth Amendment) to increase the facility amount from $14,000,000 to $15,000,000 allowing the Borrowers to request an additional $1,000,000 for general corporate purposes, subject to certain restrictions

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended June 30, 2025 and the comparable period in 2024:

	For the Three Months Ended June 30,
	2025	2024

Revenues
Sponsorships, net of activation costs	$636,546	$626,831
Event, rents, restaurant and other revenue	1,848,461	2,191,900
Hotel revenues	1,857,262	1,880,938
Total revenues	4,342,269	4,699,669

Operating expenses
Operating expenses	4,220,719	7,199,196
Hotel operating expenses	1,604,243	1,708,961
Depreciation expense	4,235,983	4,181,191
Total operating expenses	10,060,945	13,089,348

Loss from operations	(5,718,676)	(8,389,679)

Other income (expense)
Interest expense, net	(5,978,073)	(6,475,614)
Amortization of discount on note payable	(236,773)	(1,054,650)
Change in fair value of warrant liability	41,000	(1,000)
Gain on sale of asset	-	1,502
Loss on extinguishment of debt	-	(3,763)
Other income	-	500,000
Loss from equity method investments	(3,084)	(65,778)
Total other expense	(6,176,930)	(7,099,303)

Net loss	$(11,895,606)	$(15,488,982)

Preferred stock dividends	(266,000)	(266,000)
Loss attributable to non-controlling interest	-	-

Net loss attributable to HOFRE stockholders	$(12,161,606)	$(15,754,982)

Net loss per share, basic and diluted	$(1.82)	$(2.41)

Weighted average shares outstanding, basic and diluted	6,698,994	6,527,988

Three Months Ended June 30, 2025 as Compared to the Three Months Ended June 30, 2024

Sponsorship Revenues

Sponsorship revenues totaled $636,546 for the three months ended June 30, 2025, as compared to $626,831 for the three months ended June 30, 2024, representing an increase of $9,715, or 1.5%. This increase was primarily due to new sponsorship contracts.

Event, rents, restaurant and other revenues

Revenue from event, rents, restaurant and other revenues was $1,848,461 for the three months ended June 30, 2025, compared to $2,191,900 for the three months ended June 30, 2024, for a decrease of $343,439, or 15.7%. The decrease was primarily due to a decrease in revenue from events, food & beverage sales, rentals, and parking.

Hotel Revenues

Hotel revenue was $1,857,262 for the three months ended June 30, 2025, compared to $1,880,938 from the three months ended June 30, 2024 for a slight decrease of $23,676, or 1.3%. The decrease in hotel revenues was primarily driven by decreased occupancy offset by an increase in the average daily rate.

Operating Expenses

Operating expense was $4,220,719 for the three months ended June 30, 2025, compared to $7,199,196 for the three months ended June 30, 2024, for a decrease of $2,978,477, or 41.4%. This decrease was primarily driven by a decrease in production fees for our events and media, a decrease in personnel and related benefits costs, as well as a decrease in professional fees.

Hotel Operating Expenses

Hotel operating expense was $1,604,243 for the three months ended June 30, 2025, compared to $1,708,961 for the three months ended June 30, 2024, for a decrease of $104,718, or 6.1%. This decrease was primarily driven by lower occupancy levels during the quarter along with increased efficiencies in the Company’s operations.

Depreciation Expense

Depreciation expense was $4,235,983 for the three months ended June 30, 2025, compared to $4,181,191 for the three months ended June 30, 2024, for an increase of $54,792, or 1.3%. The increase in depreciation expense is primarily the result of the completion of additional major assets being put into service.

Interest Expense

Total interest expense was $5,978,073 for the three months ended June 30, 2025, compared to $6,475,614 for the three months ended June 30, 2024, for a decrease of $497,541, or 7.7%. The decrease in total interest expense was primarily due to the termination of the waterpark ground lease.

Amortization of Debt Discount

Total amortization of debt discount was $236,773 for the three months ended June 30, 2025, compared to $1,054,650 for the three months ended June 30, 2024, for a decrease of $817,877, or 77.5%. The decrease is primarily due to certain debt instruments reaching full amortization upon maturity.

Change In Fair Value of Warrant Liability

The change in fair value warrant liability was $41,000 for the three months ended June 30, 2025, compared to $1,000 for the three months ended June 30, 2024, for a decrease of $42,000 or 30.6%. The decrease in change in fair value of warrant liability was due primarily to a change in our stock price.

Gain on sale of asset

The gain on sale of asset was $0 for the three months ended June 30, 2025, compared to $1,502 for the three months ended June 30, 2024 which was due to the sale of some office equipment.

Loss on extinguishment of debt

The loss on extinguishment of debt was $0 for the three months ended June 30, 2025, compared to $3,763 for the three months ended June 30, 2024. The loss on extinguishment of debt was due to the restructuring of certain of our debt instruments during the quarter.

Other income

Other income was $0 for the three months ended June 30, 2025, compared to $500,000 for the three months ended June 30, 2024. Our other income during 2024 was due to a grant from a government entity.

Loss from equity method investments

The loss from equity method investments was $3,084 for the three months ended June 30, 2025, compared to $65,778 for the three months ended June 30, 2024. The loss from equity method investments was due to the Sandlot arrangement, which was entered into on January 11, 2024.

Six Months Ended June 30, 2025 as Compared to the Six Months Ended June 30, 2024

	For the Six Months Ended June 30,
	2025	2024
Revenues
Sponsorships, net of activation costs	$1,202,809	$1,486,562
Event, rents, restaurant and other revenue	2,959,106	4,246,777
Hotel revenues	3,125,687	3,157,645
Total revenues	7,287,602	8,890,984

Operating expenses
Operating expenses	9,889,854	13,349,560
Hotel operating expenses	3,018,944	2,683,393
Depreciation expense	8,469,808	8,339,941
Total operating expenses	21,378,606	24,372,894

Loss from operations	(14,091,004)	(15,481,910)

Other income (expense)
Interest expense, net	(11,502,527)	(12,997,148)
Amortization of discount on note payable	(1,385,492)	(2,009,972)
Change in fair value of warrant liability	75,000	48,000
Loss on sale of asset	-	(138,539)
Loss on extinguishment of debt	-	(3,763)
Other income	-	500,000
Loss from equity method investments	(60,533)	(35,826)
Total other income (expense)	(12,873,552)	(14,637,248)

Net loss	$(26,964,556)	$(30,119,158)

Preferred stock dividends	(532,000)	(532,000)
Non-controlling interest	-	8,588

Net loss attributable to HOFRE stockholders	$(27,496,556)	$(30,642,570)

Net loss per share – basic and diluted	$(4.11)	$(4.71)

Weighted average shares outstanding, basic and diluted	6,686,039	6,507,016

Sponsorship Revenues

Sponsorship revenues totaled $1,202,809 for the six months ended June 30, 2025 as compared to $1,486,562 for the six months ended June 30, 2024, for a decrease of $283,753, or 15.7%. This decrease was primarily driven by the expiration of certain sponsorship agreements.

Event, rents, restaurant and other revenues

Revenue from event, rents, restaurant and other revenues was $2,959,106 for the six months ended June 30, 2025 compared to $4,246,777 for the six months ended June 30, 2024, for a decrease of $1,287,671, or 30.3%. This decrease was primarily driven by a decrease in the number of larger scale events.

Hotel Revenues

Hotel revenue was $3,125,687 for the six months ended June 30, 2025 compared to $3,157,645 from the six months ended June 30, 2024 for a decrease of $31,958, or 1.0%.

Operating Expenses

Operating expense was $9,889,854 for the six months ended June 30, 2025 compared to $13,349,560 for the six months ended June 30, 2024, for a decrease of $3,459,706, or 25.9%. This decrease was driven by lower personnel and related benefits costs, a decrease in production and related costs for our events and media productions, and a decrease in professional fees.

Hotel Operating Expenses

Hotel operating expense was $3,018,944 for the six months ended June 30, 2025 compared to $2,683,393 for the six months ended June 30, 2024 for an increase of $335,551, or 12.5%. This increase was driven by a reversal of property tax expense taken in the first quarter of 2024.

Depreciation Expense

Depreciation expense was $8,469,808 for the six months ended June 30, 2025 compared to $8,339,941 for the six months ended June 30, 2024, for an increase of $54,792, or 1.3%. The increase was primarily the result of putting additional assets into service during 2024.

Interest Expense

Total interest expense was $11,502,527 for the six months ended June 30, 2025 compared to $12,997,148 for the six months ended June 30, 2024, for a decrease of $1,494,621, or 11.5%. The decrease in total interest expense was primarily due to the termination of the waterpark ground lease.

Amortization of Debt Discount

Total amortization of debt discount was $1,385,492 for the six months ended June 30, 2025 compared to $2,009,972 for the six months ended June 30, 2024, for a decrease of $624,480, or 31.1%. The decrease is primarily due to certain debt instruments reaching full amortization upon maturity.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability was $75,000 for the six months ended June 30, 2025 compared to $48,000 for the six months ended June 30, 2024, for a change of $27,000 or 56.3%. The change in fair value of warrant liability was primarily due to a change in our stock price.

Loss on sale of asset

The loss on sale of asset was $0 for the six months ended June 30, 2025, compared to $138,539 for the six months ended June 30, 2024. The loss on sale of asset was due to the sale of office equipment and the sale of our sports complex.

Loss on extinguishment of debt

The loss on extinguishment of debt was $0 for the six months ended June 30, 2025, compared to $3,763 for the six months ended June 30, 2024. The loss on extinguishment of debt was due to the restructuring of a portion of our debt arrangements.

Other income

Other income was $0 for the six months ended June 30, 2025, compared to $500,000 for the six months ended June 30, 2024. Our other income during 2024 was related to a government grant we received during the period.

Loss from equity method investments

The loss from equity method investments was $60,533 for the six months ended June 30, 2025, compared to $35,826 for the six months ended June 30, 2024. The loss from equity method investments was due to the Sandlot arrangement, which was entered into on January 11, 2024.

Liquidity and Capital Resources

We have sustained recurring losses through June 30, 2025, and our accumulated deficit was $301.1 million as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of June 30, 2025, we had approximately $0.8 million of unrestricted cash and $4.4 million of restricted cash. Through June 30, 2026, we have $126 million in debt principal payments coming due. At August 12, 2025, the Company’s cash position is deficient and certain payments for our operations are not being made in the ordinary course of business.

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

Cash Flows

Since inception, we have primarily used our available cash to fund our project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Three Months Ended June 30,
	2025	2024
Cash (used in) provided by:
Operating Activities	$(6,304,920)	$(5,310,177)
Investing Activities	(122,732)	(3,777,401)
Financing Activities	7,221,520	3,714,860
Net increase (decrease) in cash and restricted cash	$793,868	$(5,372,718)

Cash Flows for the Three Months Ended June 30, 2025 as Compared to the Three Months Ended June 30, 2024

Operating Activities

Net cash used in operating activities was $6.3 million for the six months ended June 30, 2025, a change of $1.0 million from the same period in the prior year. The decrease in cash provided by operating activities was primarily attributable to a decrease of $3.3 million in amortization of financing liability, and a $1.2 decrease in the change in due to affiliates, offset by a $3.2 million decrease in net loss.

Investing Activities

Net cash used in investing activities was $0.1 million during the six months ended June 30, 2025, compared to $3.8 million for the three months ended June 30, 2024. The Company experienced a decrease of $8.1 in the proceeds from the sale of assets during the period, offset by an $11.8 million decrease in additions to project development costs and property and equipment.

Financing Activities

Net cash provided by financing activities was $7.2 million during the six months ended June 30, 2025, an increase of $3.5 million from the same period last year. The increase was primarily attributable to a decrease of $8.2 million in repayments of notes payable, offset by a decrease of $2.2 million in notes payable proceeds and a decrease of $3.5 million in proceeds from our financing liability.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

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

Because of the material weaknesses in our internal control over financial reporting as previously disclosed, our Executive Vice President of Business Administration, Senior Vice President of Finance and Vice President Accounting/Corporate Controller concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Executive Vice President of Business Administration, Senior Vice President of Finance and Vice President Accounting/Corporate Controller, have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, the Company continued to implement its plan of remediation for the material weakness discussed above. There have been no other changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Document

2.1	Agreement and Plan of Merger, dated as of May 7, 2025, by and among HOFV Holdings, LLC, Omaha Merger Sub, Inc., Hall of Fame Resort & Entertainment Company, and CH Capital Lending, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 8, 2025)
10.1	Fifth Amendment to Note & Security Agreement, dated April 25, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC, and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 1, 2025)
10.2	Voting Agreement, dated as of May 7, 2025, by and among HOFV Holdings, LLC, Omaha Merger Sub, Inc., Hall of Fame Resort & Entertainment Company, and the holders of Company Common Stock signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 8, 2025)
10.3	Sixth Amendment to Note & Security Agreement, dated May 13, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 19, 2025)
10.4	Seventh Amendment to Note & Security Agreement, dated May 27, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on May 29, 2025)
10.5	Eighth Amendment to Note & Security Agreement, dated June 18, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on June 25, 2025)
10.6	First Amendment to Business Loan Agreement, dated June 30, 2025, between Hall of Fame Resort & Entertainment Company, as borrower and Stark Community Foundation, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 7, 2025)
10.7	Amended and Restated Promissory Note, dated June 30, 2025, between Hall of Fame Resort & Entertainment Company, as borrower and Stark Community Foundation, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on July 7, 2025)
10.8	Ninth Amendment to Note & Security Agreement, dated July 24, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commission on August 1, 2025)
31.1*	Certification of Interim Principal Executive Officer and Interim Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Interim Principal Executive Officer and Interim Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: August 12, 2025	By:	/s/ Lisa Gould
Lisa Gould
Executive Vice President of Business Administration
(Interim Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Eric Hess
Eric Hess
Senior Vice President of Finance
(Interim Principal Financial Officer)

Date: August 12, 2025	By:	/s/ John Van Buiten
John Van Buiten
Vice President of Accounting/Corporate Controller
(Principal Accounting Officer)