Form 10-Q
period 2025-09-30
Hall of Fame Resort & Entertainment Co
filed 2025-12-15
CIK 1708176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

(330) 458–9176

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HOFV	OTC Pink Limited Market

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

As of December 11, 2025, there were 6,700,844 shares of the registrant’s Common stock, $0.0001 par value per share, issued and outstanding.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash	$1,351,027	$432,174
Restricted cash	4,353,296	4,015,377
Equity method investments	2,088,232	2,228,074
Investments available for sale	2,433,000	2,433,000
Accounts receivable, net	953,491	1,520,166
Prepaid expenses and other assets	5,137,074	3,741,122
Property and equipment, net	322,324,429	334,709,643
Right-of-use lease assets	7,084,900	7,221,756
Project development costs	10,219,809	10,404,499
Total assets	$355,945,258	$366,705,811

Liabilities and stockholders’ equity
Liabilities
Notes payable, net	$268,345,058	$245,747,816
Accounts payable and accrued expenses	23,423,768	18,898,521
Due to affiliate	3,321,189	2,910,827
Warrant liability	-	75,000
Financing liability	17,941,187	17,784,179
Lease liabilities	3,392,662	3,401,599
Other liabilities	9,298,374	5,656,410
Total liabilities	$325,722,238	294,474,352

Commitments and contingencies (Note 6, 7, and 8)

Stockholders’ equity
Undesignated preferred stock, $0.0001 par value; 4,917,000 shares authorized; no shares issued or outstanding at September 30, 2025 and December 31, 2024	-	-
Series B convertible preferred stock, $0.0001 par value; 15,200 shares designated; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024; liquidation preference of $0 as of September 30, 2025	-	-
Series C convertible preferred stock, $0.0001 par value; 15,000 shares designated; 15,000 shares issued and outstanding at September 30, 2025 and December 31, 2024; liquidation preference of $16,945,000 as of September 30, 2025	2	2
Common stock, $0.0001 par value; 300,000,000 shares authorized; 6,700,844 and 6,558,279 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	669	655
Additional paid-in capital	346,867,118	346,756,157
Accumulated deficit	(315,681,343)	(273,561,929)
Total equity attributable to HOFRE	31,186,446	73,194,885
Non-controlling interest	(963,426)	(963,426)
Total equity	30,223,020	72,231,459
Total liabilities and stockholders’ equity	$355,945,258	$366,705,811

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues
Sponsorships, net of activation costs	$650,448	$684,180	$1,853,257	$2,170,742
Event, rents, restaurant, and other revenues	1,894,345	4,639,785	4,853,451	8,886,562
Hotel revenues	2,459,843	2,177,661	5,585,530	5,335,306
Total revenues	5,004,636	7,501,626	12,292,238	16,392,610

Operating expenses
Operating expenses	4,810,077	8,604,054	14,699,931	21,953,614
Hotel operating expenses	1,864,689	1,847,014	4,883,633	4,530,407
Depreciation expense	4,240,798	4,202,042	12,710,606	12,541,983
Total operating expenses	10,915,564	14,653,110	32,294,170	39,026,004

Loss from operations	(5,910,928)	(7,151,484)	(20,001,932)	(22,633,394)

Other income (expense)
Interest expense, net	(8,116,986)	(5,902,062)	(19,619,513)	(18,899,210)
Amortization of discount on note payable	(253,135)	(1,092,996)	(1,638,627)	(3,102,968)
Change in fair value of warrant liability	-	16,000	75,000	64,000
Loss on sale of asset	-	(5,674)	-	(144,213)
Loss on extinguishment of debt	-	-	-	(3,763)
Other income	-	9,763,126	-	10,263,126
Loss from equity method investments	(79,309)	(47,240)	(139,842)	(83,066)
Total other income (expense)	(8,449,430)	2,731,154	(21,322,982)	(11,906,094)

Net loss	$(14,360,358)	$(4,420,330)	$(41,324,914)	$(34,539,488)

Preferred stock dividends	(262,500)	(266,000)	(794,500)	(798,000)
Loss attributable to non-controlling interest	-	-	-	8,588

Net loss attributable to HOFRE stockholders	$(14,622,858)	$(4,686,330)	$(42,119,414)	$(35,328,900)

Net loss per share, basic and diluted	$(2.18)	$(0.72)	$(6.29)	$(5.42)

Weighted average shares outstanding, basic and diluted	6,700,717	6,551,352	6,690,986	6,521,903

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

	Series B Convertible Preferred stock		Series C Convertible Preferred stock		Common Stock		Additional Paid-In	Accumulated	Total Equity Attributable to HOFRE	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Interest	Equity

Balance as of January 1, 2025	-	$-	15,000	$2	6,558,279	$655	$346,756,157	$(273,561,929)	$73,194,885	$(963,426)	$72,231,459

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	68,840	-	68,840	-	68,840
Vesting of restricted stock units, net of 1,050 shares withheld for taxes	-	-	-	-	140,366	14	(14)	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(15,068,950)	(15,068,950)	-	(15,068,950)

Balance as of March 31, 2025	-	$-	15,000	$2	6,698,645	$669	$346,824,983	$(288,896,879)	$57,928,775	$(963,426)	$56,965,349

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	22,703	-	22,703	-	22,703
Vesting of restricted stock units, net of 113 shares withheld for taxes	-	-	-	-	741	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(11,895,606)	(11,895,606)	-	(11,895,606)

Balance as of June 30, 2025	-	$-	15,000	$2	6,699,386	$669	$346,847,686	$(301,058,485)	$45,789,872	$(963,426)	$44,826,446

Stock-based compensation on RSU and restricted stock awards	-	$-	-	$-	-	-	19,432	$-	$19,432	-	$19,432
Vesting of restricted stock units, net of 0 shares withheld for taxes	-	-	-	-	1,458	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(262,500)	(262,500)	-	(262,500)
Net loss	-	-	-	-	-	-	-	(14,360,358)	(14,360,358)	-	(14,360,358)

Balance as of September 30, 2025	-	$-	15,000	$2	6,700,844	$669	$346,867,118	$(315,681,343)	$31,186,446	$(963,426)	$30,223,020

Balance as of January 1, 2024	200	$-	15,000	$2	6,437,020	$643	$344,335,489	$(216,643,882)	$127,692,252	$(954,838)	$126,737,414

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	96,469	-	96,469	-	96,469
Vesting of restricted stock units, net of 7,672 shares withheld for taxes	-	-	-	-	65,417	7	(7)	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Warrants issued for financing liability proceeds	-	-	-	-	-	-	1,666,000	-	1,666,000	-	1,666,000
Net loss	-	-	-	-	-	-	-	(14,621,588)	(14,621,588)	(8,588)	(14,630,176)

Balance as of March 31, 2024	200	$-	15,000	$2	6,502,437	$650	$346,097,951	$(231,531,470)	$114,567,133	$(963,426)	$113,603,707

Stock-based compensation on RSU and restricted stock awards	-	-	-	-	-	-	205,994	-	205,994	-	205,994
Vesting of restricted stock units, net of 0 shares withheld for taxes	-	-	-	-	854	-	-	-	-	-	-
Sale of shares under ATM	-	-	-	-	37,457	5	113,423	-	113,428	-	113,428
Issuance of restricted stock awards	-	-	-	-	5,000	-	-	-	-	-	-
Automatic conversion of Series B Preferred Stock	(200)	-	-	-	2,971	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(15,488,982)	(15,488,982)	-	(15,488,982)

Balance as of June 30, 2024	-	$-	15,000	$2	6,548,719	$655	$346,417,368	$(247,286,452)	$99,131,573	$(963,426)	$98,168,147

Stock-based compensation on RSU and restricted stock awards	-	$-	-	$-	-	-	219,980	$-	$219,980	-	$219,980
Vesting of restricted stock units, net of 0 shares withheld for taxes	-	-	-	-	7,548	-	-	-	-	-	-
Issuance of restricted stock awards	-	-	-	-	568	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	(266,000)	(266,000)	-	(266,000)
Net loss	-	-	-	-	-	-	-	(4,420,330)	(4,420,330)	-	(4,420,330)

Balance as of September 30, 2024	-	$-	15,000	$2	6,556,835	$655	$346,637,348	$(251,972,782)	$94,665,223	$(963,426)	$93,701,797

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(41,324,914)	$(34,539,488)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation expense	12,710,606	12,541,983
Amortization of note discount and deferred financing costs	1,638,627	3,102,968
Amortization of financing liability	1,065,564	5,608,323
Bad debt expense	551,715	-
Recognition of film costs	100,000	100,000
Loss from equity method investments	139,842	83,066
Interest paid in kind	10,435,546	9,025,755
Loss on sale of asset	-	144,213
Loss on extinguishment of debt	-	3,763
Change in fair value of warrant liability	(75,000)	(64,000)
Stock-based compensation expense	110,975	522,443
Operating lease expense	369,033	363,975
Amortization of ROU assets under finance leases	12,297	-
Accretion of finance lease liability	3,772	6,758
Changes in operating assets and liabilities:
Accounts receivable	14,960	(581,204)
Prepaid expenses and other assets	(1,395,952)	(3,437,583)
Accounts payable and accrued expenses	4,005,570	(1,619,590)
Operating leases	(230,717)	(226,050)
Due to affiliate	410,362	1,617,159
Other liabilities	3,554,308	221,488
Net cash used in operating activities	(7,903,406)	(7,126,021)

Cash Flows From Investing Activities
Proceeds from sale of assets	-	8,628,136
Additions to project development costs and property and equipment	(262,815)	(17,310,320)
Net cash used in investing activities	(262,815)	(8,682,184)

Cash Flows From Financing Activities
Proceeds from notes payable	14,669,714	22,198,391
Repayments of notes payable	(4,311,699)	(12,777,269)
Payment on financing liability	(908,556)	(1,545,833)
Payment of finance leases	(26,466)	(12,167)
Proceeds from financing liabilities	-	3,500,000
Proceeds from sale of common stock under ATM	-	113,428
Net cash provided by financing activities	9,422,993	11,476,550

Net increase (decrease) in cash and restricted cash	1,256,772	(4,331,655)

Cash and restricted cash, beginning of year	4,447,551	11,816,083

Cash and restricted cash, end of period	$5,704,323	$7,484,428

Cash	$1,351,027	$2,569,355
Restricted Cash	4,353,296	4,915,073
Total cash and restricted cash	$5,704,323	$7,484,428

HALL OF FAME RESORT & ENTERTAINMENT COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$4,763,711	$6,161,417
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Project development cost acquired through accounts payable and accrued expenses, net	$22,113	$10,718,594
Initial value of assets acquired under finance lease	$-	$81,981
Warrants issued in connection with financing liability	$-	$1,666,000
Proceeds from sale of assets held in escrow	$-	$1,000,000
Accrued preferred stock dividends	$794,500	$798,000
Extension fee on notes payable	$580,781	$-

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

The Company has entered into multiple agreements with PFHOF, Sports Complex Newco (as defined in Note 9), Twain GL XXXVI, LLC, and certain government entities, which outline the rights and obligations of each of the parties with regard to the property on which the Hall of Fame Village sits, portions of which are owned by the Company and portions of which are net leased to the Company by other entities, government and quasi-governmental entities (see Note 9 for additional information). Under these agreements, the PFHOF and the lessor entities may be entitled to use portions of the Hall of Fame Village on a direct-cost basis.

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

On September 5, 2025, the Company received a Notice of Intent to Terminate Merger Agreement and Non-Extension of Note & Security Agreement (the “Notice”) from the Buyer Parties and certain of their affiliates. Pursuant to the Notice, the Buyer Parties and CHCL provided written notice of their intention to terminate the Merger Agreement under Section 8.1(e) on September 17, 2025, due to the Company’s failure to perform its obligations thereunder.

On September 16, 2025, the Company received a letter (the “Letter”) from the Buyer Parties and certain of their affiliates providing that in consideration of the agreements set forth in the Tenth Amendment, the termination date of September 17, 2025 had been extended to September 30, 2025, and further, Parent agreed to forbear from exercising its rights and remedies under the Merger Agreement, prior to such date, absent any earlier default by the Company of any of its obligations under and pursuant to the Merger Agreement other than the obligations arising under Section 7.2(g) of the Merger Agreement with respect to receipt of third party consents to the transaction from the holders of the Company’s 8% Convertible Notes due 2025.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1: Organization, Nature of Business, and Liquidity (continued)

Agreement and Plan of Merger (continued)

On September 30, 2025, the Company received an additional letter from the Buyer Parties and certain of their affiliates providing that in consideration of the agreements set forth in the Eleventh Amendment, the termination date of September 30, 2025 had been extended to October 17, 2025, and further, Parent agreed to forbear from exercising its rights and remedies under the Merger Agreement, prior to such date, absent any earlier default by the Company of any of its obligations under and pursuant to the Merger Agreement other than the obligations arising under Section 7.2(g) of the Merger Agreement with respect to receipt of third party consents to the transaction from the holders of the Company’s 8% Convertible Notes due 2025.

As of December 15, 2025, the Merger has not yet been consummated.

Liquidity and Going Concern

The Company has sustained recurring losses through September 30, 2025 and the Company’s accumulated deficit was $315.7 million as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of September 30, 2025, the Company had approximately $1.4 million of unrestricted cash and $4.4 million of restricted cash. During the nine months ended September 30, 2025, the Company had cash used in operating activities of $7.9 million. The Company has approximately $129.8 million of debt coming due through December 31, 2026.

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

The Company will need to raise additional financing to accomplish its development plan and fund its working capital. The Company is seeking to obtain additional funding through debt, construction lending, and equity financing. As discussed above, the Company is currently pursuing a merger transaction and CH Capital Lending, LLC, a Delaware limited liability company (“Lender” or “CHCL”). is funding the Company’s current working capital needs. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all. Cash flows generated from the Company’s operations are insufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund or must significantly curtail its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern including meeting its obligations as they come due for at least one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024, filed on March 26, 2025. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2025.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2025 and December 31, 2024, respectively. The Company maintains its cash and escrow accounts at national financial institutions. The balances, at times, may exceed federally insured limits.

Restricted cash includes escrow reserve accounts for debt service as required under certain of the Company’s debt agreements. The balances as of September 30, 2025 and December 31, 2024 were $4,353,296 and $4,015,377, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company also had $2,433,000 and $2,433,000, respectively, in investments available for sale, which are marked to market value at each reporting period.

Equity Method Investments

Investments in unconsolidated affiliates, which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in equity method investment in the accompanying condensed consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in “Loss from equity method investments” in the accompanying condensed consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.

Accounts Receivable

Accounts receivable are generally amounts due under sponsorship and other agreements and are recorded at the invoiced amount. Accounts receivable are reviewed for delinquencies on a case-by-case basis and are considered delinquent when the sponsor or customer has missed a scheduled payment.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company reviews its accounts receivable on a case-by-case basis and writes off any accounts receivable for which collection efforts have been exhausted. As of September 30, 2025 and December 31, 2024, the Company has recorded an allowance for credit losses of $560,365 and $277,673, respectively.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2025 and December 31, 2024, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses on the Company’s condensed consolidated statements of operations. There were no amounts incurred for penalties and interest for the three and nine months ended September 30, 2025 and 2024. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company’s effective tax rates of zero differ from the statutory rate for the years presented primarily due to the Company’s net operating loss, which was fully reserved for all years presented.

The Company has identified its United States tax return and its state tax return in Ohio as its “major” tax jurisdictions, and such returns for the years 2021 through 2024 remain subject to examination.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

On July 4, 2025, the US government enacted the One Big Beautiful Tax Bill Act (“OBBB”), enacting changes to the United States federal tax code, including adjustments to corporate income tax rates and certain deduction limitations. The Company does not expect the OBBB to have any impact on the Company’s financial position, results of operations and cash flows.

Film and Media Costs

The Company capitalizes all costs to develop films and related media as an asset, included in “project development costs” on the Company’s condensed consolidated balance sheets. The costs for each film or media will be expensed over the expected release period. During the nine months ended September 30, 2025 and 2024, the Company recognized $100,000 and $100,000, respectively, in film and media costs. Film and media costs are a component of “operating expenses” on the accompanying condensed consolidated statements of operations.

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

The following table provides the financial assets and liabilities measured on a recurring basis and reported at fair value on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025	December 31, 2024
Warrant liabilities – Public Series A Warrants	1	$-	$75,000
Warrant liabilities – Private Series A Warrants	3	-	-
Warrant liabilities – Series B Warrants	3	-	-
Fair value of aggregate warrant liabilities		$-	$75,000

Investments available for sale	3	$2,433,000	$2,433,000

The Series A Warrants issued to the previous shareholders of GPAQ (the “Public Series A Warrants”) are classified as Level 1 due to the use of an observable market quote in the active market. Level 3 financial liabilities consist of the Series A Warrants issued to the sponsors of GPAQ (the “Private Series A Warrants”) and the Series B Warrants issued in the Company’s November 2020 follow-on public offering, for which there is no current market for these securities, and the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded appropriately. On July 1, 2025, the outstanding Series A Warrants expired unexercised.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 2: Summary of Significant Accounting Policies (continued)

Fair Value Measurement (continued)

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	Public Series A Warrants	Private Series A Warrants	Series B Warrants	Total Warrant Liability
Fair value as of December 31, 2024	$75,000	$-	$-	$75,000

Change in fair value	(75,000)	-	-	(75,000)

Fair value as of September 30, 2025	$-	$-	$-	$-

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
	Series B Warrants	Private Series A Warrants	Series B Warrants
Term (years)	0.1	0.5	0.9
Stock price	$0.65	$1.30	$1.30
Exercise price	$30.81	$253.11	$30.81
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	362.77%	99.70%	82.40%
Risk free interest rate	4.20%	4.16%	4.16%

Number of shares	170,862	95,576	170,862

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

For the three and nine months ended September 30, 2025 and 2024, the Company was in a loss position and therefore all potentially dilutive securities would be anti-dilutive.

As of September 30, 2025 and 2024, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive.

	For the Three and Nine Months Ended September 30, 2025
	2025	2024
Warrants to purchase shares of Common Stock	2,560,297	3,681,403
Unvested restricted stock units to be settled in shares of Common Stock	11,316	205,754
Shares of Common Stock issuable upon conversion of convertible notes	11,825,507	10,629,091
Shares of Common Stock issuable upon conversion of Series C Preferred Stock	454,408	454,408
Total potentially dilutive securities	14,851,528	14,970,656

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 3: Property and Equipment

Property and equipment, net, including property and equipment held for sale consists of the following:

	Useful Life	September 30, 2025	December 31, 2024
Land	Indefinite	$27,651,699	$27,651,699
Land improvements	25 years	33,581,402	33,571,252
Building and improvements	15 to 39 years	350,805,849	350,625,605
Equipment	5 to 10 years	10,991,328	10,856,330
Property and equipment, gross		423,030,278	422,704,886

Less: accumulated depreciation		(100,705,849)	(87,995,243)
Property and equipment, net		$322,324,429	$334,709,643

Project development costs		$10,219,809	$10,404,499

For the three months ended September 30, 2025 and 2024, the Company recorded depreciation expense of $4,240,798 and $4,202,042, respectively and for the nine months ended September 30, 2025 and 2024, of $12,710,606 and $12,541,983. For the nine months ended September 30, 2025 and 2024, the Company incurred $0 and $14,398,324 of capitalized project development costs, respectively.

For the nine months ended September 30, 2025 and 2024, the Company transferred $0 and $1,854,167 from Project development costs to Property and equipment, respectively.

Included in project development costs are film development costs of $0 and $100,000 as of September 30, 2025 and December 31, 2024, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net

Notes payable, net consisted of the following at September 30, 2025(1):

		Debt discount and deferred financing		Interest Rate		Maturity
	Gross	costs	Net	Stated	Effective	Date
Preferred equity Loan(2)	$6,800,000	$-	$6,800,000	7.00%	7.00%	Various
City of Canton Loan	3,312,500	-	3,312,500	5.00%	5.00%	7/1/2046
New Market/SCF	3,180,654	-	3,180,654	6.00%	6.00%	6/30/2044
CHCL Capital Loan(4)	12,698,069	(40,608)	12,657,461	12.50%	12.50%	9/30/2025
MKG DoubleTree Loan	10,800,326	-	10,800,326	10.00%	10.00%	9/13/2028
Convertible PIPE Notes(5)	34,872,911	-	34,872,911	12.00%	26.40%	Various
Canton Cooperative Agreement	2,355,000	(148,735)	2,206,265	3.85%	5.35%	5/15/2040
CH Capital Loan(4)	17,328,668	(57,006)	17,271,662	12.50%	12.50%	9/30/2025
Constellation EME #2(3)	344,626	-	344,626	5.93%	5.93%	4/30/2026
IRG Split Note(4)	5,965,102	(19,131)	5,945,971	12.50%	12.50%	9/30/2025
CHCL Split Note(4)	5,965,102	(19,131)	5,945,971	12.50%	12.50%	9/30/2025
ErieBank Loan	19,737,413	(353,906)	19,383,507	7.13%	7.13%	6/15/2034
PACE Equity Loan	7,782,269	(258,498)	7,523,771	6.05%	6.18%	7/31/2047
PACE Equity CFP	3,355,498	(19,726)	3,335,772	6.05%	6.10%	12/1/2046
CFP Loan(4)	5,583,231	(17,912)	5,565,319	12.50%	12.50%	9/30/2025
Stark County Community Foundation	5,451,667	-	5,451,667	6.00%	6.00%	6/30/2044
CH Capital Bridge Loan(4)	14,654,344	(47,044)	14,607,300	12.50%	12.50%	9/30/2025
Stadium PACE Loan	32,479,749	(634,454)	31,845,295	6.00%	6.51%	1/1/2049
Stark County Infrastructure Loan	5,856,207	-	5,856,207	6.00%	6.00%	6/30/2044
City of Canton Infrastructure Loan	5,000,000	(9,013)	4,990,987	5.00%	5.00%	7/1/2046
TDD Bonds	7,100,000	(628,550)	6,471,450	5.41%	5.78%	12/1/2046
TIF	18,025,000	(1,497,877)	16,527,123	6.375%	6.71%	12/30/2048
CH Capital Retail(4)	12,698,856	-	12,698,856	12.5%	12.5%	12/5/2025
DoubleTree TDD	3,430,000	(642,341)	2,787,659	6.875%	8.53%	5/15/2044
DoubleTree PACE	2,585,000	-	2,585,000	6.625%	6.625%	5/15/2040
Constellation EME #3(3)	8,363,200	-	8,363,200	11.2%	11.2%	6/30/2029
SCF Loan(6)	1,500,000	-	1,500,000	6.00%	6.00%	12/31/2025
CH Capital 2024 Loan	15,513,598	-	15,513,598	12.00%	12.00%	9/30/2025
Total	$272,738,990	$(4,393,932)	$268,345,058

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Notes payable, net consisted of the following at December 31, 2024(1):

	Gross	Debt discount and deferred financing costs	Net
Preferred equity Loan(2)	$6,800,000	$-	$6,800,000
City of Canton Loan	3,312,500	-	3,312,500
New Market/SCF	3,180,654	-	3,180,654
CHCL Capital Loan(4)	11,441,008	(26,998)	11,414,010
MKG DoubleTree Loan	11,000,000	-	11,000,000
Convertible PIPE Notes(5)	32,318,575	(991,892)	31,326,683
Canton Cooperative Agreement	2,355,000	(154,270)	2,200,730
CH Capital Loan(4)	16,339,523	(147,709)	16,191,814
Constellation EME #2(3)	579,200	-	579,200
IRG Split Note(4)	5,374,579	(12,723)	5,361,856
CHCL Split Note(4)	5,374,579	(12,723)	5,361,856
ErieBank Loan	19,912,364	(401,588)	19,510,776
PACE Equity Loan	7,948,375	(227,189)	7,721,186
PACE Equity CFP	3,570,926	(147,773)	3,423,153
CFP Loan	5,030,559	(11,908)	5,018,651
Stark County Community Foundation	5,451,667	-	5,451,667
CH Capital Bridge Loan(4)	13,202,903	(33,940)	13,168,963
Stadium PACE Loan	32,798,696	(773,247)	32,025,449
Stark County Infrastructure Loan	5,520,383	-	5,520,383
City of Canton Infrastructure Loan	5,000,000	(8,429)	4,991,571
TDD Bonds	7,185,000	(640,151)	6,544,849
TIF	18,025,000	(1,372,351)	16,652,649
CH Capital Retail(4)	11,556,245	-	11,556,245
DoubleTree TDD	3,445,000	(653,942)	2,791,058
DoubleTree PACE	2,675,000	-	2,675,000
Constellation EME #3(3)	9,010,681	-	9,010,681
SCF Loan(6)	1,500,000	-	1,500,000
CH Capital 2024 Loan	1,456,232	-	1,456,232
Total	$251,364,649	$(5,616,833)	$245,747,816

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

During the three months ended September 30, 2025 and 2024, the Company recorded amortization of note discounts and deferred financing costs of $253,135 and $1,092,996, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded amortization of note discounts of $1,638,627 and $3,102,968, respectively.

During the nine months ended September 30, 2025 and 2024, the Company recorded paid-in-kind interest of $10,435,546 and $9,025,755, respectively.

See below footnotes for the Company’s notes payable:

(1)	The Company’s notes payable are subject to certain customary financial and non-financial covenants. As of September 30, 2025, the Company believes that it was in compliance with or had received waivers for all of its notes payable covenants. Many of the Company’s notes payable are secured by the Company’s developed and undeveloped land and other assets. On or subsequent to September 30, 2025, certain of the Company’s notes payable became due and have not been paid. The Company is currently in discussions with the note holders to contemplate an extension of those notes concurrent with the consummation of the Merger Agreement.

(2)	The Company had 6,800 shares of Series A Preferred Stock outstanding and 52,800 shares of Series A Preferred Stock authorized as of September 30, 2025 and December 31, 2024, respectively. The Series A Preferred Stock is required to be redeemed for cash after five years from the date of issuance.

(3)	The Company also has a sponsorship agreement with Constellation New Energy, Inc., the lender of the Constellation EME #2 and #3 notes.

(4)	On March 31, 2025, the Company entered into an omnibus extension of its IRG-related loans. See discussion below.

(5)	On March 31, 2025, the Company entered into an Amendment to the PIPE Notes with holders of approximately 79% of the outstanding PIPE Notes. The Amendment extends the maturity date of those PIPE Notes to December 31, 2025. The remaining PIPE notes were not amended, are past their maturity date and are currently in default.

(6)	On June 30, 2025, the Company and the Stark Community Foundation, Inc. amended the SCF Loan to extend its maturity date to December 31, 2025.

As of September 30, 2025 and December 31, 2024, the Company had aggregate amounts of $3,269,443 and $1,029,112, respectively, of accrued interest on its notes payable. These amounts are included in “accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheets.

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

On June 18, 2025, the Company, entered into a Eighth Amendment to Note and Security Agreement (“Eighth Amendment”), with CHCL. The Eighth Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Eighth Amendment) to increase the facility amount from $12,000,000 to $14,000,000 allowing the Borrowers to request an additional $2,000,000 for general corporate purposes, subject to certain restrictions.

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

On September 16, 2025, the Company entered into a Tenth Amendment (“Tenth Amendment”) to Note and Security Agreement, with CHCL. The Tenth Amendment modifies the definition of “Facility Amount” in Section 1 of the original Note and Security Agreement (as amended prior to the Tenth Amendment) to increase the facility amount from $15,000,000 to $17,000,000 allowing the Borrowers to request an additional $2,000,000 for general corporate purposes, subject to certain restrictions. Additionally, the Tenth Amendment introduces a new definition for “IRG Affiliate Debt Documents,” extends the definition of “Maturity Date” and amends the cross-default provision to reflect the updated terms relating to affiliated debt instruments. The Tenth Amendment also acknowledges that the Company’s Board of Directors has authorized and directed management to prepare and execute all necessary agreements to transfer the collateral for the loans and other financial accommodations issued and outstanding pursuant to the Note and Security Agreement and the IRG Affiliate Debt Documents to CHCL and its affiliates upon an event of default under such debt instruments, which may include carrying out such transfer by deed in lieu of foreclosure.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

CH Capital 2024 Loan, continued

On September 30, 2025, the “Company entered into an Eleventh Amendment (“Eleventh Amendment”) to Note and Security Agreement (“Note”), with CHCL. The Eleventh Amendment modifies the definition of “Facility Amount” in Section 1 of the original Note and Security Agreement (as amended prior to the Eleventh Amendment) to increase the facility amount from $17,000,000 to $20,000,000 allowing the Borrowers to request an additional $3,000,000 for general corporate purposes, subject to certain restrictions, and extends the definition of “Maturity Date”. In the event that the Take Private Transaction (as defined in the Note) is not consummated on or prior to October 17, 2025, for any reason including, without limitation, the continuing failure to obtain the consent of the holders of the Company’s 8% Convertible Notes due 2025, the Eleventh Amendment includes certain covenants, among them, the Company’s obligation to facilitate the expeditious transfer of all collateral granted to Lender and any of its affiliates under this Note and any of the IRG Affiliate Debt Documents as well as certain other rights with respect to foreclosure proceedings. The Eleventh Amendment also acknowledges that the Company’s Board of Directors has authorized and directed management to cooperate with Lender in the preparation of the necessary agreements, instruments and documents relating to the foreclosure of various properties that provide collateral for the loans and other financial accommodations issued and outstanding pursuant to the Note and the IRG Affiliate Debt Documents.

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

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

IRG Loan Amendments

On March 31, 2025, the Company entered into a formal omnibus extension of debt instruments (“Omnibus Extension”) with CH Capital Lending, LLC, a Delaware limited liability company (“CHCL”), IRG, LLC, a Nevada limited liability company (“IRG”), and Midwest Lender Fund, LLC, a Delaware limited liability company (“MLF” individually; IRG, CHCL, and MLF referred to collectively as “Lenders”). The impacted agreements include the following, as amended from time to time (collectively, “Subject IRG Debt Instruments”):

a.	The CH Capital Loan

b.	The CHCL Capital Loan (formerly known as the JKP Capital Loan)

c.	The IRG Split Note

d.	The CHCL Split Note (formerly known as the JKP Split Note)

e.	The CH Capital Bridge Loan

f.	The CFP Loan; and

g.	The CH Capital Retail Loan

Pursuant to the Omnibus Extension, the Company and Lenders agreed to extend the maturity date of the Subject IRG Debt Instruments to September 30, 2025. As of December 15, 2025, these loans have not been paid, and their maturity has not been further extended. The Company and the note holders are currently contemplating a further extension of the maturity of these notes to be consummated concurrent with the Merger Agreement.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 4: Notes Payable, net (continued)

Future Minimum Principal Payments

The minimum required principal payments on notes payable outstanding as of September 30, 2025 are as follows:

For the years ending December 31,	Amount
2025 (three months)	$129,821,351
2026	5,962,659
2027	7,678,006
2028	14,412,301
2029	4,014,571
Thereafter	110,850,102
Total Gross Principal Payments	$272,738,990

Less: Debt discount and deferred financing costs	(4,393,932)

Total Net Principal Payments	$268,345,058

Note 5: Stockholders’ Equity

2020 Omnibus Incentive Plan

On July 1, 2020, the Company’s omnibus incentive plan (the “2020 Omnibus Incentive Plan”) became effective immediately. The 2020 Omnibus Incentive Plan was previously approved by the Company’s stockholders and Board of Directors. Subject to adjustment, the maximum number of shares of Common Stock authorized for issuance under the 2020 Omnibus Incentive Plan was 82,397 shares. On June 2, 2021, the Company held its 2021 Annual Meeting whereby the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan to increase by 181,818 the number of shares of Common Stock, that will be available for issuance under the 2020 Omnibus Incentive Plan. On June 7, 2023, the Company’s stockholders further approved an amendment to increase by 275,000 the number of shares available under the 2020 Omnibus Incentive Plan. As of September 30, 2025, 134,754 shares remained available for issuance under the 2020 Omnibus Incentive Plan.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Hall of Fame Resort & Entertainment Company 2023 Inducement Plan

On January 24, 2023, the Company’s board of directors adopted the Hall of Fame Resort & Entertainment Company 2023 Inducement Plan (the “Inducement Plan”).  The Inducement Plan is not subject to stockholder approval.  The aggregate number of shares of Common Stock that may be issued or transferred pursuant to awards covered by the Inducement Plan (including existing inducement awards amended to be subject to the Inducement Plan) is 110,000.  Awards covered by the Inducement Plan include only inducement grants under Nasdaq Listing Rule 5635(c)(4). As of September 30, 2025, 90,398 shares remained available for issuance under the Inducement Plan.

Restricted Stock Units

During the nine months ended September 30, 2025, the Company did not grant any Restricted Stock Units (“RSUs”). The RSUs previously issued were valued at the value of the Company’s Common Stock on the date of grant. The RSUs granted to employees vest one third on the first anniversary of their grant, one third on the second anniversary of their grant, and one third on the third anniversary of their grant. The RSUs granted to directors vest one year from the date of grant.

The Company’s activity in RSUs was as follows for the nine months ended September 30, 2025:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2025	203,046	$4.38
Vested	(143,728)	$4.12
Forfeited	(48,002)	$3.48
Non–vested at September 30, 2025	11,316	$11.52

For the three months ended September 30, 2025 and 2024, the Company recorded $19,432 and $219,980, respectively, in stock-based compensation expense related to restricted stock units. For the nine months ended September 30, 2025 and 2024, the Company recorded $110,975 and $592,292, respectively, in stock-based compensation expense related to restricted stock units. Stock-based compensation expense is a component of “Operating expenses” in the condensed consolidated statements of operations. As of September 30, 2025, unamortized stock-based compensation costs related to restricted stock units were $42,209 and will be recognized over a weighted average period of 0.7 years.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 5: Stockholders’ Equity (continued)

Warrants

The Company’s warrant activity was as follows for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding – January 1, 2025	3,681,403	$82.62	1.80	$-
Forfeited	(1,121,106)	253.66
Outstanding – September 30, 2025	2,560,297	$7.73	1.62	$-
Exercisable – September 30, 2025	2,560,297	$7.73	1.62	$-

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

As of December 15, 2025, the Company has not made its required quarterly payments that were due beginning in the quarter ended December 31, 2024.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 6: Sponsorship Revenue and Associated Commitments

Sponsorship Revenue

The Company has revenue primarily from sponsorship programs that provide its sponsors with strategic opportunities to reach customers through our venue and advertising on our website. Sponsorship agreements may contain multiple elements, which provide several distinct benefits to the sponsor over the term of the agreement and can be for a single or multi-year term. These agreements provide sponsors various rights such as venue naming rights, signage within our venues, the ability to be the exclusive provider of a certain category of product, and advertising on our website and other benefits as detailed in the agreements.

As of September 30, 2025, scheduled future cash to be received under the agreements, are as follows:

Year ending December 31,

2025 (three months)	$610,165
2026	2,196,714
2027	1,507,390
2028	1,317,265
2029	1,257,265
Thereafter	-
Total	$6,888,799

As services are provided, the Company recognizes revenue on a straight-line basis over the expected term of the agreement. During the three months ended September 30, 2025 and 2024, the Company recognized $650,448 and $684,180 of net sponsorship revenue, respectively and for the nine months ended September 30, 2025 and 2024, $1,853,257 and $2,170,742, respectively.

Note 7: Other Commitments

Management Agreement with Crestline Hotels & Resorts

On October 22, 2019, the Company entered into a management agreement with Crestline Hotels & Resorts (“Crestline”). The Company appointed and engaged Crestline as the Company’s exclusive agent to supervise, direct, and control management and operation of the DoubleTree Canton Downtown Hotel. The agreement would have terminated on the fifth anniversary of the hotel opening date, or November 21, 2025, but the agreement was amended on August 11, 2025, to automatically extend for successive one-year periods unless either party provides written notice of non-renewal three months prior to the end of the then-current renewal period. For the three months ended September 30, 2025 and 2024, the Company incurred $73,794 and $65,330, respectively in management fees, and for the nine months ended September 30, 2025 and 2024, $167,565 and $161,144, respectively.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 7: Other Commitments (continued)

Management Agreement with Shula’s Steak Houses, LLLP

On October 7, 2020, the Company entered into a management agreement with Shula’s Steak Houses, LLLP (“Shula’s”). The Company appointed and engaged Shula’s to develop, operate and manage the Don Shula’s American Kitchen restaurant. The initial term of the agreement is for a period of ten years or October 7, 2030. On June 8, 2024, the Company provided notice to Shula’s of its intent to terminate the management agreement. The Company and Shula’s entered into a phased transition plan. On August 18, 2024, the Company completely took over management of the restaurant, and on October 22, 2024, opened it under a new brand, “Gridiron Gastropub”. For the three months ended September 30, 2025 and 2024, the Company incurred $0 and $35,568, respectively in management fees, and for the nine months ended September 30, 2025 and 2024, the Company incurred $0 and $84,182, respectively.

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

As part of this agreement, the Company will receive a limited equity interest in Betr and certain revenue sharing, along with the opportunity for sponsorship and cross-marketing. The limited equity interest was in the form of penny warrants initially valued at $4,000,000 at the grant date. The grant date value of these warrants was recorded as deferred revenue (within “Other liabilities” on the condensed consolidated balance sheets) and will be amortized over the life of the sports betting agreement. At September 30, 2025 and December 31, 2024, the amount remaining in deferred revenue was $2,900,000 and $3,200,000, respectively.

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

In May of 2024, the Ohio Casino Control Commission approved a waiver giving the Executive Director the immediate ability and discretion to extend the “use it or lose it” compliance period for all licensed Type B sports gaming proprietors and service providers. With the approval of this waiver and the proposed corresponding rule change, all licensees will be given the full length of their initial licensure period for compliance. The Company now has until December 31, 2027, to accept at least one retail sports bet under its Type B license. If at least one sports bet is not taken through an approved method before this date, the Company will not be eligible to apply for another license for a period of one year after the expiration of the license. For the three months ended September 30, 2025 and 2024, the Company recorded $187,500 and $162,500, respectively in revenue and for the nine months ended September 30, 2025 and 2024, the Company recorded $562,500 and $487,500, respectively in revenue.

Upon the consummation of the Merger Agreement disclosed herein, the Company will need to submit renewal applications for persons in control of the company with the Ohio Casino Control Commission if it wishes to continue with a mobile or physical sports betting operation.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 7: Other Commitments (continued)

Other Liabilities

Other liabilities consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Activation fund reserves	$87,656	$121,748
Deferred revenue	5,226,393	5,208,904
Deposits and other liabilities	3,984,325	325,758
Total	$9,298,374	$5,656,410

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

Appointment of Principal Executive and Principal Financial Officers

On April 24, 2025, in connection with Mr. Crawford’s upcoming Employment Termination Date, the Board promoted the Company’s Senior Vice President of Human Resources and Information Technology, to the role of Executive Vice President of Business Administration and principal executive officer, effective May 18, 2025. In addition, the Company’s Senior Vice President of Finance, was promoted with the additional designation of principal financial officer, effective May 18, 2025.

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

The Notice has no immediate effect on the listing of the Common Stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period, at which time the Staff will provide written notification to the Company that it complies with the Minimum Bid Requirement, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). The compliance period for the Company expired on October 7, 2025.

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

Note 9: Related-Party Transactions

Due to Affiliates

Due to affiliates consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Due to IRG Member	$3,096,169	$2,646,169
Due to PFHOF	225,020	264,658
Total	$3,321,189	$2,910,827

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 9: Related-Party Transactions (continued)

Related Party Lease Agreement

On November 1, 2023, HOF Village CFE, LLC (“Landlord”) entered into a ten-year lease agreement with Touchdown Work Place, LLC (“Tenant”) to lease commercial office space in the Company’s Constellation Center for Excellence, which included rent abatement of five months. On or about March 26, 2024, Landlord and Tenant negotiated a First Amendment to Lease Agreement to redefine the abatement period to six months, waiver of the security deposit, and Landlord agreed to provide monthly rent invoices for the term of the lease. Stuart Lichter is a director of the Company and the Managing Member of Touchdown Work Place, LLC. As of September 30, 2025 and December 31, 2024, Tenant owed Landlord $124,461 and $31,156, respectively, which is included in Accounts Receivable, net on the Company’s Condensed Consolidated Balance Sheets.

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

As of September 30, 2025 and December 31, 2024, the Company had accounts receivable due from Sports Complex Newco in the amount of $0 and $41,215, respectively, which is included in accounts receivable, net on the Company’s condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company owed to Sports Complex Newco $6,949 and $572,718, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 10: Concentrations

For the three months ended September 30, 2025, three customers represented approximately 45.4%, 13.6% and 11.2% of the Company’s sponsorship revenue. For the three months ended September 30, 2024, two customers represented approximately 43.2% and 12.9% of the Company’s sponsorship revenue. No other customers exceeded 10% of sponsorship revenue in 2025 and 2024.

For the nine months ended September 30, 2025, two customers represented approximately 47.3% and 14.1% of the Company’s sponsorship revenue. For the nine months ended September 30, 2025, two customers represented approximately 40.6% and 15.4% of the Company’s sponsorship revenue. No other customers exceeded 10% of sponsorship revenue in 2025 and 2024.

As of September 30, 2025, three customers represented approximately 18.8%, 17.9%, and 10.8% of the Company’s accounts receivable. As of September 30, 2024, one customer represented approximately 23.3% of the Company’s accounts receivable. No other customers exceeded 10% of outstanding accounts receivable as of September 30, 2025 and 2024.

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 11: Leases (continued)

Balance sheet information related to our leases is presented below:

	September 30,	December 31,
	2025	2024
Operating leases:
Right-of-use assets	$7,022,093	$7,144,366
Lease liability	3,354,154	3,333,443
Financing leases:
Right-of-use assets	$62,807	$77,390
Lease liability	38,508	68,156

Other information related to leases is presented below:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Operating lease cost	$369,033	$363,975
Other information:
Weighted-average remaining lease term – operating leases (in years)	89.0	90.0
Weighted-average discount rate – operating leases	10.0%	10.0%

Finance lease cost
Amortization of ROU asset	$12,297	$6,758
Interest on lease liabilities	$3,772	$1,452
Other information:
Weighted-average remaining lease term – finance leases (in years)	1.08	2.0
Weighted-average discount rate – finance leases	10.0%	9.9%

As of September 30, 2025, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2025 (three months)	$75,350
2026	301,400
2027	301,400
2027	328,600
2029	328,600
Thereafter	38,787,867
Total future minimum lease payments, undiscounted	40,123,217
Less: imputed interest	(36,769,063)
Present value of future minimum lease payments	$3,354,154

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 11: Leases (continued)

As of September 30, 2025, the annual minimum lease payments of our finance lease liabilities were as follows:

For The Years Ending December 31,
2025 (three months)	$10,072
2026	30,218
Thereafter	-
Total future minimum lease payments, undiscounted	40,290
Less: imputed interest	(1,782)
Present value of future minimum lease payments	$38,508

Lessor Commitments

As of September 30, 2025 and December 31, 2024, the Company’s Constellation Center for Excellence and retail facilities were partially leased including leases by the Company’s subsidiaries.

Property and equipment currently under lease consists of the following:

	September 30, 2025	December 31, 2024
Land	$5,067,746	$5,067,746
Land improvements	189,270	189,270
Building and improvements	74,125,054	73,958,153
Equipment	2,946,942	2,946,942
Property and equipment, gross	82,329,012	82,162,111

Less: accumulated depreciation	(11,507,725)	(8,707,376)
Property and equipment, net	$70,821,287	$73,454,735

Certain of the Company’s lease arrangements have a base rent component plus a component of lease income that is variable based on the respective tenant’s sales performance.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 11: Leases (continued)

Lease revenue is included in “Event, rents, restaurant, and other revenues” in the condensed consolidated statements of operations. During the three months ended September 30, 2025 and 2024, the Company recorded $427,333 and $433,006 of lease revenue, respectively and for the nine months ended September 30, 2025 and 2024, the Company recorded $1,144,145 and $1,503,268 of lease revenue, respectively. The future minimum lease revenue under these leases, excluding leases of the Company’s subsidiaries, are as follows:

Year ending December 31:

2025 (three months)	$324,930
2026	1,490,076
2027	1,570,590
2028	1,297,726
2029	1,119,203
Thereafter	4,347,853
Total	$10,150,378

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

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 12: Financing Liability (continued)

The notice states that Landlord retains the absolute and unconditional right to pursue any and all remedies available under the Waterpark Ground Lease and related security agreements and applicable law, concurrently or consecutively, at Landlord’s sole discretion. The Company’s subsidiary HOF Village Newco, LLC (“Guarantor”) guaranteed Tenant’s obligations under the Waterpark Ground Lease pursuant to a limited recourse guaranty dated as of November 7, 2022. The security agreements and collateral that support Tenant and Guarantor’s obligations under the Waterpark Ground Lease consist of the following:

●	Tom Benson Hall of Fame Stadium. Guarantor pledged and granted in favor of Landlord 100% of its membership interests in HOF Village Stadium, LLC (“HOFV Stadium”) and certain related security interests under a Pledge and Security Agreement dated as of November 7, 2022. HOFV Stadium granted Landlord a security interest in HOFV Stadium’s leasehold interest in the Tom Benson Hall of Fame Stadium and certain related security interests, pursuant to an Open-End Leasehold Mortgage, Assignment of Lease and Rents, Security Agreement and Fixture Filing dated as of December 27, 2022.

●	20% Interest in ForeverLawn Sports Park. Guarantor pledged and granted in favor of landlord its 20% interest in the ForeverLawn Sports park that is held in a joint venture with Sandlot Facilities, LLC, and certain related security interests, pursuant to a Pledge and Security Agreement dated as of February 23, 2024.

●	Real Estate Adjacent to Hall of Fame Village. Guarantor granted Landlord a security interest in ten undeveloped residential real estate parcels and four commercial real estate parcels owned by Guarantor located adjacent to Hall of Fame Village and certain related security interests, pursuant to an Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 29, 2024.

On April 17, 2025, the Company entered into a letter of intent with HFAKOH001 LLC (“Landlord”), CH Capital Lending, LLC, and Stuart Lichter (the “Lease Restructuring LOI”), which outlines (i) certain non-binding terms regarding the waterpark property, the on-site hotel property, the stadium property, the Company’s 20% ownership interest in Sandlot HOFV Canton SC, LLC and the 14 miscellaneous real estate parcels owned by the Company (the “Lease Restructuring”), which terms are to be set forth in definitive lease restructuring documents (collectively, the “Lease Restructuring Transaction Documents”), and (ii) binding terms regarding a breakage fee in the amount of the stadium property tax paid by Landlord on behalf the Company of $1,988,186 (“Breakage Fee”) that would be owed by the Company to Landlord if the closing of the Lease Restructuring Transaction Documents does not occur by September 30, 2025 (the “Outside Date”), subject to any agreed extensions, as a result of a willful breach by an affiliate of our director Stuart Lichter to consummate the Merger. In reference to this agreement, the Landlord paid an additional $1,674,270 in stadium property taxes on behalf of the Company.

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 12: Financing Liability (continued)

On July 18, 2025, the Company, received a notice of default (the “Notice”) from Twain under that certain Ground Lease dated as of September 27, 2022 (the “Lease”) related to the Fan Engagement Zone. The Notice was additionally directed to the Company in its capacity as guarantor under that certain Guaranty dated as of September 27, 2022 (the “Guaranty”) related to the Lease.

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

Following receipt of the Notice, the Company received an advance from CHCL pursuant to that certain Note and Security Agreement dated June 18, 2025, as amended, and made payment in full of all amounts demanded on July 23, 2025, which cured the defaults identified in the Notice.

As of September 30, 2025, the carrying value of the financing liability was $17,941,187, representing $367,309,440 in remaining payments under the leases, net of a discount of $349,368,253. The lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability, for the years ending December 31 are as follows:

2025 (three months)	$324,475
2026	1,304,389
2027	1,330,477
2028	1,357,087
2029	1,384,228
Thereafter	361,608,784
Total Minimum Liability Payments	367,309,440
Imputed Interest	(349,368,253)
Total	$17,941,187

Hall of Fame Resort & Entertainment Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 13: Subsequent Events

Subsequent events have been evaluated through December 15, 2025, the date the condensed consolidated financial statements were issued. Except as disclosed below, no events have been identified requiring disclosure or recording.

Twelfth Amendment to Note and Security Agreement

On October 22, 2025, the Company, entered into a Twelfth Amendment (“Twelfth Amendment”) to Note and Security Agreement (“Note”), with CHCL. The Twelfth Amendment is effective as of October 17, 2025. The Twelfth Amendment modifies the definition of “Facility Amount” in Section 1 of the Note (as amended prior to the Twelfth Amendment) to increase the facility amount from $20,000,000 to $22,000,000 allowing the Borrowers to request an additional $2,000,000 for general corporate purposes, subject to certain restrictions. In addition, the Twelfth Amendment extended the definition of “Maturity Date” in Section 1 of the Note (as amended prior to the Twelfth Amendment) to mean the earliest to occur of (i) October 31, 2025, (ii) the closing of the transactions contemplated by the Merger Agreement (as defined below), (iii) October 24, 2025 if the Company has not delivered executed term sheets from the holders of the its 8% Convertible Notes due 2025 providing for their agreement to exchange such notes for equity of HOFV Holdings, LLC (“Parent”) in connection with the closing of the transactions contemplated by the Merger Agreement, and (iv) October 31, 2025 if the Company has not satisfied its obligations under Section 7.2(g)of the Merger Agreement to deliver executed consents and subscription documents for such exchange. In connection with the Twelfth Amendment, on October 22, 2025, the Company entered into a Membership Interests Pledge Agreement (the “Pledge Agreement”) with Newco and CHCL, effective as of October 17, 2025, pursuant to which the Company and Newco granted to CHCL a security interest in, and pledged their membership interests in, certain of their subsidiaries.

Agreement and Plan of Merger

On October 22, 2025, the Company received an additional letter, dated October 17, 2025 (the “Letter”), from the Buyer Parties and certain of their affiliates providing that in consideration of the agreements set forth in the Twelfth Amendment, the termination date of October 17, 2025 had been extended to October 31, 2025, and further, Parent agreed to forbear from exercising its rights and remedies under the Merger Agreement, prior to such date, absent any earlier default by the Company of any of its obligations under and pursuant to the Merger Agreement other than the obligations arising under Section 7.2(g) of the Merger Agreement with respect to receipt of third party consents to the transaction from the holders of the Company’s 8% Convertible Notes due 2025.

The Company and Buyer Parties agreed that the Merger Agreement would not terminate until written notice was received by either party. As of December 15, 2025, such written notice has not been received.

Thirteenth Amendment to Note and Security Agreement

On October 31, 2025, the Company entered into a Thirteenth Amendment (“Thirteenth Amendment”) to Note and Security Agreement (“Note”), with CHCL. The Thirteenth Amendment modifies the definition of “Maturity Date” in Section 1 of the Note (as amended prior to the Thirteenth Amendment) to mean the earliest to occur of (i) the closing of the transactions contemplated by that certain Agreement and Plan of Merger, dated May 7, 2025, by and among the Company, HOFV Holdings, LLC, Omaha Merger Sub, Inc., and CHCL solely as guarantor (the “Merger Agreement”), (ii) the Termination Date (as defined in the Merger Agreement), and (iii) the occurrence of an Event of Default (as defined in the Note).

Penny Warrants Exercised

On December 2, 2025, the Company exercised its penny warrants for shares in Betr Holdings, Inc. and received 398,819 shares of common stock.

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

Operating Expenses

Our operating expenses include event and media production expenses, personnel expenses, campus maintenance expenses, food and beverage cost of sales, hotel operating expenses, and depreciation expense. During the period, operating expenses decreased primarily as a result of deliberate cost-management initiatives, including optimizing headcount, reducing production-related spending while large-scale events were reduced, and implementing other targeted reductions to preserve cash flow. We expect operating expenses to increase in the future as we resume large-scale event programming, restart Phase II development activities, and progress into Phase III development.

Our depreciation expense includes the related costs of owning and operating significant property and entertainment assets. These expenses have remained consistent through completion of the Phase I and Phase II development.

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

On February 18, 2025, we submitted to the Staff a plan of compliance which describes the circumstances under which it became noncompliant with the Annual Meeting Requirement and the Company’s plan with which it will regain compliance. The Staff granted the Company an extension until June 30, 2025 to regain compliance with the Annual Meeting Requirement by holding an annual meeting of shareholders.

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

(e) that certain Joinder and Second Amended and Restated Secured Cognovit Promissory Note, dated effective as of November 7, 2022, from certain of the Borrowers and others to IRG as may have been subsequently amended; and

(f) that certain Secured Cognovit Promissory Note, dated effective as of November 7, 2022, from certain of the Borrowers and others to MLF as may have been subsequently amended, which relates to that certain Cognovit Promissory Note, dated as of April 27, 2022, from certain of the Borrowers to MLF as may have been subsequently amended.

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

Eighth Amendment to Note and Security Agreement

On June 18, 2025, the Company, entered into a Eighth Amendment to Note and Security Agreement (“Eighth Amendment”), with CHCL. The Eighth Amendment modifies the definition of “Facility Amount” in Section 1 of the original note and security agreement (as amended prior to the Eighth Amendment) to increase the facility amount from $12,000,000 to $14,000,000 allowing the Borrowers to request an additional $2,000,000 for general corporate purposes, subject to certain restrictions.

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

Notice of Intent to Terminate Merger Agreement

On September 5, 2025, the Company received a Notice of Intent to Terminate Merger Agreement and Non-Extension of Note & Security Agreement (the “Notice”) from the Buyer Parties and certain of their affiliates. Pursuant to the Notice, the Buyer Parties and CHCL provided written notice of their intention to terminate the Merger Agreement under Section 8.1(e) on September 17, 2025, due to the Company’s failure to perform its obligations thereunder.

On September 16, 2025, the Company received a letter (the “Letter”) from the Buyer Parties and certain of their affiliates providing that in consideration of the agreements set forth in the Tenth Amendment, the termination date of September 17, 2025 had been extended to September 30, 2025, and further, Parent agreed to forbear from exercising its rights and remedies under the Merger Agreement, prior to such date, absent any earlier default by the Company of any of its obligations under and pursuant to the Merger Agreement other than the obligations arising under Section 7.2(g) of the Merger Agreement with respect to receipt of third party consents to the transaction from the holders of the Company’s 8% Convertible Notes due 2025.

On September 30, 2025, the Company received an additional letter from the Buyer Parties and certain of their affiliates providing that in consideration of the agreements set forth in the Eleventh Amendment, the termination date of September 30, 2025 had been extended to October 17, 2025, and further, Parent agreed to forbear from exercising its rights and remedies under the Merger Agreement, prior to such date, absent any earlier default by the Company of any of its obligations under and pursuant to the Merger Agreement other than the obligations arising under Section 7.2(g) of the Merger Agreement with respect to receipt of third party consents to the transaction from the holders of the Company’s 8% Convertible Notes due 2025.

On October 22, 2025, the Company received an additional letter, dated October 17, 2025, from the Buyer Parties and certain of their affiliates providing that in consideration of the agreements set forth in the Twelfth Amendment, the termination date of October 17, 2025 had been extended to October 31, 2025, and further, Parent agreed to forbear from exercising its rights and remedies under the Merger Agreement, prior to such date, absent any earlier default by the Company of any of its obligations under and pursuant to the Merger Agreement other than the obligations arising under Section 7.2(g) of the Merger Agreement with respect to receipt of third party consents to the transaction from the holders of the Company’s 8% Convertible Notes due 2025.

The Company and Buyer Parties agreed that the Merger Agreement would not terminate until written notice was received by either party. As of December 15, 2025, such written notice has not been received.

Tenth Amendment to Note and Security Agreement

On September 16, 2025, the Company entered into a Tenth Amendment (“Tenth Amendment”) to Note and Security Agreement, with CHCL. The Tenth Amendment modifies the definition of “Facility Amount” in Section 1 of the original Note and Security Agreement (as amended prior to the Tenth Amendment) to increase the facility amount from $15,000,000 to $17,000,000 allowing the Borrowers to request an additional $2,000,000 for general corporate purposes, subject to certain restrictions. Additionally, the Tenth Amendment introduces a new definition for “IRG Affiliate Debt Documents,” extends the definition of “Maturity Date” and amends the cross-default provision to reflect the updated terms relating to affiliated debt instruments. The Tenth Amendment also acknowledges that the Company’s Board of Directors has authorized and directed management to prepare and execute all necessary agreements to transfer the collateral for the loans and other financial accommodations issued and outstanding pursuant to the Note and Security Agreement and the IRG Affiliate Debt Documents to CHCL and its affiliates upon an event of default under such debt instruments, which may include carrying out such transfer by deed in lieu of foreclosure.

Special Meeting of Stockholders

On September 16, 2025, the Company convened its special meeting of stockholders (the “Special Meeting”) for the following purposes: (i) to consider and vote on the proposal to adopt the Agreement and Plan of Merger (the “Merger Agreement”), dated May 7,2025, by and among the Company, HOFV Holdings, LLC (“Parent”), Omaha Merger Sub, Inc. (the “Merger Sub” and together with Parent, the “Buyer Parties”), and CHCL solely as guarantor, pursuant to which Omaha Merger Sub will merge with and into the Company, with the Company surviving such merger as a wholly owned subsidiary of Parent (the “Merger Proposal”), (ii) to consider and vote on the proposal to approve, on a non-binding, advisory basis, the compensation that will or may become payable by the Company to its named executive officers in connection with the Merger (the “Compensation Proposal”), and (iii) to consider and vote on any proposal to adjourn the Special Meeting, from time to time, to a later date or dates, if necessary or appropriate, to solicit additional proxies if there are insufficient votes to adopt the Merger Agreement at the time of the Special Meeting (the “Adjournment Proposal”).

An aggregate of 3,883,659 shares of the Company’s common stock or 57.84% of the voting authority, constituting a quorum, were represented virtually, in person, or by valid proxies at the Special Meeting. At the Special Meeting, the stockholders of the Company approved the Compensation Proposal and the Adjournment Proposal.

Reconvened Special Meeting

On September 24, 2025, Hall of Fame Resort & Entertainment Company, a Delaware corporation (the “Company”) reconvened its special meeting of stockholders (the “Reconvened Special Meeting”), which was initially held on September 16, 2025.

An aggregate of 4,172,273 shares of the Company’s common stock or 62.1% of the voting authority, constituting a quorum, were represented virtually, in person, or by valid proxies at the Reconvened Special Meeting.

At the Reconvened Special Meeting, the Company’s stockholders approved the proposal to adopt the Agreement and Plan of Merger, dated May 7, 2025 (the “Merger Agreement”), by and among the Company, HOFV Holdings, LLC (“Parent”), Omaha Merger Sub, Inc.(“Merger Sub”), and CH Capital Lending, LLC, solely as guarantor, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving such merger as a wholly owned subsidiary of Parent (the “Merger”).

Eleventh Amendment to Note and Security Agreement

On September 30, 2025, the “Company entered into an Eleventh Amendment (“Eleventh Amendment”) to Note and Security Agreement (“Note”), with CHCL. The Eleventh Amendment modifies the definition of “Facility Amount” in Section 1 of the original Note and Security Agreement (as amended prior to the Eleventh Amendment) to increase the facility amount from $17,000,000 to $20,000,000 allowing the Borrowers to request an additional $3,000,000 for general corporate purposes, subject to certain restrictions, and extends the definition of “Maturity Date”. In the event that the Take Private Transaction (as defined in the Note) is not consummated on or prior to October 17, 2025, for any reason including, without limitation, the continuing failure to obtain the consent of the holders of the Company’s 8% Convertible Notes due 2025, the Eleventh Amendment includes certain covenants, among them, the Company’s obligation to facilitate the expeditious transfer of all collateral granted to Lender and any of its affiliates under this Note and any of the IRG Affiliate Debt Documents as well as certain other rights with respect to foreclosure proceedings. The Eleventh Amendment also acknowledges that the Company’s Board of Directors has authorized and directed management to cooperate with Lender in the preparation of the necessary agreements, instruments and documents relating to the foreclosure of various properties that provide collateral for the loans and other financial accommodations issued and outstanding pursuant to the Note and the IRG Affiliate Debt Documents.

Twelfth Amendment to Note and Security Agreement

On October 22, 2025, the “Company, entered into a Twelfth Amendment (“Twelfth Amendment”) to Note and Security Agreement (“Note”), with CHCL. The Twelfth Amendment is effective as of October 17, 2025. The Twelfth Amendment modifies the definition of “Facility Amount” in Section 1 of the Note (as amended prior to the Twelfth Amendment) to increase the facility amount from $20,000,000 to $22,000,000 allowing the Borrowers to request an additional $2,000,000 for general corporate purposes, subject to certain restrictions. In addition, the Twelfth Amendment extended the definition of “Maturity Date” in Section 1 of the Note (as amended prior to the Twelfth Amendment) to mean the earliest to occur of (i) October 31, 2025, (ii) the closing of the transactions contemplated by the Merger Agreement (as defined below), (iii) October 24, 2025 if the Company has not delivered executed term sheets from the holders of the its 8% Convertible Notes due 2025 providing for their agreement to exchange such notes for equity of HOFV Holdings, LLC (“Parent”) in connection with the closing of the transactions contemplated by the Merger Agreement, and (iv) October 31, 2025 if the Company has not satisfied its obligations under Section 7.2(g)of the Merger Agreement to deliver executed consents and subscription documents for such exchange. In connection with the Twelfth Amendment, on October 22, 2025, the Company entered into a Membership Interests Pledge Agreement (the “Pledge Agreement”) with Newco and CHCL, effective as of October 17, 2025, pursuant to which the Company and Newco granted to CHCL a security interest in, and pledged their membership interests in, certain of their subsidiaries.

Thirteenth Amendment to Note and Security Agreement

On October 31, 2025, the “Company entered into a Thirteenth Amendment (“Thirteenth Amendment”) to Note and Security Agreement (“Note”), with CHCL. The Thirteenth Amendment modifies the definition of “Maturity Date” in Section 1 of the Note (as amended prior to the Thirteenth Amendment) to mean the earliest to occur of (i) the closing of the transactions contemplated by that certain Agreement and Plan of Merger, dated May 7, 2025, by and among the Company, HOFV Holdings, LLC, Omaha Merger Sub, Inc., and CHCL solely as guarantor (the “Merger Agreement”), (ii) the Termination Date (as defined in the Merger Agreement), and (iii) the occurrence of an Event of Default (as defined in the Note).

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended September 30, 2025 and the comparable period in 2024:

	For the Three Months Ended September 30,
	2025	2024

Revenues
Sponsorships, net of activation costs	$650,448	$684,180
Event, rents, restaurant and other revenue	1,894,345	4,639,785
Hotel revenues	2,459,843	2,177,661
Total revenues	5,004,636	7,501,626

Operating expenses
Operating expenses	4,810,077	8,604,054
Hotel operating expenses	1,864,689	1,847,014
Depreciation expense	4,240,798	4,202,042
Total operating expenses	10,915,564	14,653,110

Loss from operations	(5,910,928)	(7,151,484)

Other income (expense)
Interest expense, net	(8,116,986)	(5,902,062)
Amortization of discount on note payable	(253,135)	(1,092,996)
Change in fair value of warrant liability	—	16,000
Loss on sale of asset	—	(5,674)
Other income	—	9,763,126
Loss from equity method investments	(79,309)	(47,240)
Total other income (expense)	(8,449,430)	2,731,154

Net loss	$(14,360,358)	$(4,420,330)

Preferred stock dividends	(262,500)	(266,000)
Loss attributable to non-controlling interest	—	—

Net loss attributable to HOFRE stockholders	$(14,622,858)	$(4,686,330)

Net loss per share, basic and diluted	$(2.18)	$(0.72)

Weighted average shares outstanding, basic and diluted	6,700,717	6,551,352

Three Months Ended September 30, 2025 as Compared to the Three Months Ended September 30, 2024

Sponsorship Revenues

Sponsorship revenues totaled $650,448 for the three months ended September 30, 2025, as compared to $684,180 for the three months ended September 30, 2024, representing a decrease of $33,732, or 4.9%. This decrease was primarily due to a decrease in event related sponsorships.

Event, rents, restaurant and other revenues

Revenue from event, rents, restaurant and other revenues was $1,894,345 for the three months ended September 30, 2025, compared to $4,639,785 for the three months ended September 30, 2024, for a decrease of $2,745,440, or 59.2%. The decrease was primarily due to a decrease in revenue from events and food & beverage sales.

Hotel Revenues

Hotel revenue was $2,459,843 for the three months ended September 30, 2025, compared to $2,177,661 from the three months ended September 30, 2024 for an increase of $282,182, or 13.0%. The increase in hotel revenues was primarily driven by an increase in occupancy.

Operating Expenses

Operating expense was $4,810,077 for the three months ended September 30, 2025, compared to $8,604,054 for the three months ended September 30, 2024, for a decrease of $3,793,977, or 44.1%. This decrease was primarily driven by a decrease in production fees for our events, a decrease in personnel and related benefits costs, as well as a decrease in professional fees.

Hotel Operating Expenses

Hotel operating expense was $1,864,689 for the three months ended September 30, 2025, compared to $1,847,014 for the three months ended September 30, 2024, for an increase of $17,675, or 1.0%. This increase was primarily driven by the increase in occupancy.

Depreciation Expense

Depreciation expense was $4,240,798 for the three months ended September 30, 2025, compared to $4,202,042 for the three months ended September 30, 2024, for an increase of $38,756, or 0.9%. The slight increase in depreciation expense is primarily the result of additional assets being put into service.

Interest Expense

Total interest expense was $8,116,986 for the three months ended September 30, 2025, compared to $5,902,062 for the three months ended September 30, 2024, for an increase of $2,214,924, or 37.5%. The increase in total interest expense was due to additional debt as well as certain debt instruments moving from being capitalized to being expensed as a result of the status of the Company’s construction development.

Amortization of Debt Discount

Total amortization of debt discount was $253,135 for the three months ended September 30, 2025, compared to $1,092,996 for the three months ended September 30, 2024, for a decrease of $839,861, or 76.8%. The decrease is primarily due to certain debt instruments reaching full amortization upon maturity.

Change In Fair Value of Warrant Liability

The change in fair value warrant liability was $0 for the three months ended September 30, 2025, compared to $16,000 for the three months ended September 30, 2024, for a decrease of $16,000 or 100.0%. The decrease in change in fair value of warrant liability was due primarily to a change in our stock price and the decrease in remaining life on the warrants.

Loss on sale of asset

The loss on sale of asset was $0 for the three months ended September 30, 2025, compared to $5,674 for the three months ended September 30, 2024 which was due to the sale of some office equipment.

Other income

Other income was $0 for the three months ended September 30, 2025, compared to $9,763,126 for the three months ended September 30, 2024. Our other income during 2024 was due to a grant from a government entity.

Loss from equity method investments

The loss from equity method investments was $79,309 for the three months ended September 30, 2025, compared to $47,240 for the three months ended September 30, 2024, for an increase of $32,069 or 67.9%. The loss from equity method investments was due to the Sandlot arrangement, which was entered into on January 11, 2024.

Nine Months Ended September 30, 2025 as Compared to the Nine Months Ended September 30, 2024

	For the Nine Months Ended September 30,
	2025	2024

Revenues
Sponsorships, net of activation costs	$1,853,257	$2,170,742
Event, rents, restaurant and other revenue	4,853,451	8,886,562
Hotel revenues	5,585,530	5,335,306
Total revenues	12,292,238	16,392,610

Operating expenses
Operating expenses	14,699,931	21,953,614
Hotel operating expenses	4,883,633	4,530,407
Depreciation expense	12,710,606	12,541,983
Total operating expenses	32,294,170	39,026,004

Loss from operations	(20,001,932)	(22,633,394)

Other income (expense)
Interest expense, net	(19,619,513)	(18,899,210)
Amortization of discount on note payable	(1,638,627)	(3,102,968)
Change in fair value of warrant liability	75,000	64,000
Loss on sale of asset	-	(144,213)
Loss on extinguishment of debt	-	(3,763)
Other income	-	10,263,126
Loss from equity method investments	(139,842)	(83,066)
Total other income (expense)	(21,322,982)	(11,906,094)

Net loss	$(41,324,914)	$(34,539,488)

Preferred stock dividends	(794,500)	(798,000)
Non-controlling interest	-	8,588

Net loss attributable to HOFRE stockholders	$(42,119,414)	$(35,328,900)

Net loss per share – basic and diluted	$(6.29)	$(5.42)

Weighted average shares outstanding, basic and diluted	6,690,986	6,521,903

Sponsorship Revenues

Sponsorship revenues totaled $1,853,257 for the nine months ended September 30, 2025 as compared to $2,170,742 for the nine months ended September 30, 2024, for a decrease of $317,485, or 14.6%. This decrease was primarily driven by the decrease in event related sponsorships.

Event, rents, restaurant and other revenues

Revenue from event, rents, restaurant and other revenues was $4,853,451 for the nine months ended September 30, 2025 compared to $8,886,562 for the nine months ended September 30, 2024, for a decrease of $4,033,111, or 45.4%. This decrease was primarily driven by a decrease in the number of larger scale events, leading to a decrease in ticketing revenue, food & beverage sales, and parking revenue.

Hotel Revenues

Hotel revenue was $5,585,530 for the nine months ended September 30, 2025 compared to $5,335,306 from the nine months ended September 30, 2024 for an increase of $250,224, or 4.7%. This increase is primarily driven by an increase in occupancy and average daily rate.

Operating Expenses

Operating expense was $14,699,931 for the nine months ended September 30, 2025 compared to $21,953,614 for the nine months ended September 30, 2024, for a decrease of $7,253,683, or 33.0%. This decrease was driven by lower personnel and related benefits costs, a decrease in production and related costs for our events, and a decrease in professional fees.

Hotel Operating Expenses

Hotel operating expense was $4,883,633 for the nine months ended September 30, 2025 compared to $4,530,407 for the nine months ended September 30, 2024 for an increase of $353,226, or 7.8%. This increase was driven by an increase in occupancy.

Depreciation Expense

Depreciation expense was $12,710,606 for the nine months ended September 30, 2025 compared to $12,541,983 for the nine months ended September 30, 2024, for an increase of $168,623, or 1.3%. The increase was primarily the result of putting additional assets into service.

Interest Expense

Total interest expense was $19,619,513 for the nine months ended September 30, 2025 compared to $18,899,210 for the nine months ended September 30, 2024, for an increase of $720,303, or 3.8%. The increase in total interest expense was primarily due to an increase in debt.

Amortization of Debt Discount

Total amortization of debt discount was $1,638,627 for the nine months ended September 30, 2025 compared to $3,102,968 for the nine months ended September 30, 2024, for a decrease of $1,464,341, or 47.2%. The decrease is primarily due to certain debt instruments reaching full amortization upon maturity.

Change in Fair Value of Warrant Liability

The change in fair value warrant liability was $75,000 for the nine months ended September 30, 2025 compared to $64,000 for the nine months ended September 30, 2024, for a change of $11,000 or 17.2%. The change in fair value of warrant liability was primarily due to a change in our stock price.

Loss on sale of asset

The loss on sale of asset was $0 for the nine months ended September 30, 2025, compared to $144,213 for the nine months ended September 30, 2024. The loss on sale of asset was due to the sale of office equipment and the sale of our sports complex.

Loss on extinguishment of debt

The loss on extinguishment of debt was $0 for the nine months ended September 30, 2025, compared to $3,763 for the nine months ended September 30, 2024. The loss on extinguishment of debt in 2024 was due to the restructuring of a portion of our debt arrangements.

Other income

Other income was $0 for the nine months ended September 30, 2025, compared to $10,263,126 for the nine months ended September 30, 2024. Our other income during 2024 was due to a grant from a government entity.

Loss from equity method investments

The loss from equity method investments was $139,842 for the nine months ended September 30, 2025, compared to $83,066 for the nine months ended September 30, 2024, for an increase of $56,776 or 68.4%. The loss from equity method investments was due to the Sandlot arrangement, which was entered into on January 11, 2024.

Liquidity and Capital Resources

We have sustained recurring losses through September 30, 2025, and our accumulated deficit was $312.0 million as of such date. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. As of September 30, 2025, we had approximately $1.4 million of unrestricted cash and $4.4 million of restricted cash. Through December 31, 2026, we have $129.8 million in debt principal payments coming due. At December 15, 2025, the Company’s cash position is insufficient to support operations and certain payments for our operations are not being made in the ordinary course of business.

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

Cash Flows

Since inception, we have primarily used our available cash to fund our project development expenditures. The following table sets forth a summary of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2025	2024
Cash (used in) provided by:
Operating Activities	$(7,903,406)	$(7,126,021)
Investing Activities	(262,815)	(8,682,184)
Financing Activities	9,422,993	11,476,550
Net increase (decrease) in cash and restricted cash	$1,256,772	$(4,331,655)

Cash Flows for the Nine Months Ended September 30, 2025 as Compared to the Nine Months Ended September 30, 2024

Operating Activities

Net cash used in operating activities was $7.9 million for the nine months ended September 30, 2025, a change of $0.8 million from the same period in the prior year. The decrease in cash provided by operating activities was primarily attributable to a decrease of $4.5 million in amortization of financing liability, and a $1.2 decrease in the change in due to affiliates, offset by a $6.7 million increase in net loss.

Investing Activities

Net cash used in investing activities was $0.3 million during the nine months ended September 30, 2025, compared to $8.7 million for the nine months ended September 30, 2024. The Company experienced a decrease of $8.6 in the proceeds from the sale of assets during the period, offset by a $17.0 million decrease in additions to project development costs and property and equipment.

Financing Activities

Net cash provided by financing activities was $9.4 million during the nine months ended September 30, 2025, a decrease of $2.1 million from the same period last year. The decrease was primarily attributable to a decrease of $8.5 million in repayments of notes payable, offset by a decrease of $7.5 million in notes payable proceeds and a decrease of $0.6 million in proceeds from our financing liability.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

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

Because of the material weaknesses in our internal control over financial reporting as previously disclosed, our Executive Vice President of Business Administration, Senior Vice President of Finance and Vice President Accounting/Corporate Controller concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Executive Vice President of Business Administration, Senior Vice President of Finance and Vice President Accounting/Corporate Controller, have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, the Company continued to implement its plan of remediation for the material weakness discussed above. There have been no other changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Document

10.1	First Amendment to Business Loan Agreement, dated June 30, 2025, between Hall of Fame Resort & Entertainment Company, as borrower and Stark Community Foundation, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commissions on July 7, 2025)
10.2	Amended and Restated Promissory Note, dated June 30, 2025, between Hall of Fame Resort & Entertainment Company, as borrower and Stark Community Foundation, as lender (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commissions on July 7, 2025)
10.3	Notice of Default dated July 18, 2025 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K (001-38363), filed with the Commissions on July 24, 2025)
10.4	Ninth Amendment to Note & Security Agreement, dated July 24, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commissions on August 1, 2025)
10.5	Notice of Intent to Terminate Merger Agreement and Non-Extension of Note and Security Agreement, dated September 5, 2025 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K (001-38363), filed with the Commissions on September 9, 2025)
10.6	Tenth Amendment to Note & Security Agreement, dated September 16, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commissions on September 16, 2025)
10.7	Letter, dated September 16, 2025, from HOFV Holdings, LLC, CH Capital Lending, LLC, IRG, LLC, and Midwest Lender Fund, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K (001-38363), filed with the Commissions on September 16, 2025)
10.8	Eleventh Amendment to Note & Security Agreement, dated September 30, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commissions on October 1, 2025)
10.9	Letter, dated September 30, 2025, from HOFV Holdings, LLC, CH Capital Lending, LLC, IRG, LLC, and Midwest Lender Fund, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K (001-38363), filed with the Commissions on October 1, 2025)
10.10	Twelfth Amendment to Note & Security Agreement, effective October 17, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commissions on October 23, 2025)
10.11	Membership Interests Pledge Agreement, effective October 17, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC and CH Capital Lending LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (001-38363), filed with the Commissions on October 23, 2025)
10.12	Letter, dated October 17, 2025, from HOFV Holdings, LLC, CH Capital Lending, LLC, IRG, LLC, and Midwest Lender Fund, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K (001-38363), filed with the Commissions on October 23, 2025)
10.13	Thirteenth Amendment to Note & Security Agreement, effective October 31, 2025, between Hall of Fame Resort & Entertainment Company, HOF Village Newco, LLC, HOF Village Retail I, LLC and HOF Village Retail II, LLC, as borrowers and CH Capital Lending, LLC, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (001-38363), filed with the Commissions on November 6, 2025)
31.1*	Certification of Interim Principal Executive Officer and Interim Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Interim Principal Executive Officer and Interim Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALL OF FAME RESORT & ENTERTAINMENT COMPANY

Date: December 15, 2025	By:	/s/ Lisa Gould
Lisa Gould
Executive Vice President of Business Administration
(Interim Principal Executive Officer)

Date: December 15, 2025	By:	/s/ Eric Hess
Eric Hess
Senior Vice President of Finance
(Interim Principal Financial Officer)

Date: December 15, 2025	By:	/s/ John Van Buiten
John Van Buiten
Vice President of Accounting/Corporate Controller
(Principal Accounting Officer)